Form 10-Q
period 2010-06-30
Higher One Holdings, Inc.
filed 2010-08-12
CIK 1486800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 001-34779

HIGHER ONE HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-3025501
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

25 Science Park

New Haven, CT 06511

(Address of Principal Executive Offices) (Zip Code)

(203) 776-7776

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, If Changes Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 6, 2010 there were 55,695,512 shares of common stock, par value $0.001 per share, outstanding.

HIGHER ONE HOLDINGS, INC.

INDEX TO REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Higher One Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands of dollars, except share and per share amounts)

(unaudited)

	December 31, 2009	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$3,339	$29,868
Restricted cash	—	8,250
Accounts receivable	2,359	4,210
Income receivable	3,337	3,469
Deferred costs	33	43
Deferred tax asset	477	472
Prepaid expenses and other current assets	2,468	5,992

Total current assets	12,013	52,304

Deferred costs	5,332	5,349
Fixed assets, net	4,221	5,989
Intangible assets, net	21,526	19,991
Goodwill	15,058	15,070
Other assets	545	1,081

Total assets	$58,695	$99,784

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,800	$5,442
Accrued expenses	8,695	9,250
Current portion of capital lease obligations	7	2
Current portion of line of credit	18,000	—
Acquisition payable	9,640	8,131
Deferred revenue	5,258	8,453

Total current liabilities	44,400	31,278

Deferred revenue	1,428	1,750
Deferred tax liability	5,761	3,402

Total liabilities	51,589	36,430

Commitments and contingencies (Note 13)
Stockholders’ equity:
Convertible preferred stock, $.001 par value; 20,000,000 shares authorized; 12,975,169 shares issued and outstanding at December 31, 2009; no shares issued or outstanding at June 30, 2010 (liquidation preference of $54,148 for December 31, 2009, no liquidation preference for June 30, 2010)	80,954	—
Common stock, $.001 par value; 200,000,000 shares authorized; 12,276,765 and 55,639,587 shares issued and outstanding at December 31, 2009 and June 30, 2010, respectively;	12	56
Additional paid-in capital	4,624	131,688
Accumulated deficit, net of 2008 $93,928 of stock tender transaction	(78,484)	(68,390)

Total stockholders’ equity	7,106	63,354

Total liabilities and stockholders’ equity	$58,695	$99,784

See notes to these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands of dollars, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenue:
Account revenue	$11,248	$20,923	$26,928	$51,363
Payment transaction revenue	2	2,671	6	6,515
Higher education institution revenue	765	2,744	1,913	5,421
Other revenue	449	603	852	1,210

Total revenue	12,464	26,941	29,699	64,509
Cost of revenue	4,751	9,590	9,491	20,827

Gross margin	7,713	17,351	20,208	43,682
Operating expenses:
General and administrative	3,887	7,784	7,565	15,583
Product development	573	793	1,090	1,762
Sales and marketing	2,469	5,516	4,295	9,420

Total operating expenses	6,929	14,093	12,950	26,765

Income from operations	784	3,258	7,258	16,917
Interest income	(1)	(2)	(1)	(3)
Interest expense	120	247	281	476

Net income before income taxes	665	3,013	6,978	16,444
Income tax expense	252	1,183	2,519	6,350

Net income	$413	$1,830	$4,459	$10,094

Net income available to common stockholders:
Basic	$101	$532	$836	$2,520
Participating Securities	312	1,298	3,623	7,574

Diluted	$413	$1,830	$4,459	$10,094

Weighted average shares outstanding:
Basic	9,320,670	14,518,962	8,983,215	12,333,141
Diluted	53,344,374	55,687,536	52,731,700	55,267,583
Net income available to common stockholders per common share:
Basic	$0.01	$0.04	$0.09	$0.20
Diluted	$0.01	$0.03	$0.08	$0.18

See notes to these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands of dollars, except shares)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	12,975,169	$80,954	12,276,765	$12	$4,624	$(78,484)	$7,106

Stock-based compensation	—	—	—	—	1,541	—	1,541
Stock-based customer acquisition expense	—	—	—	—	4,866	—	4,866
Tax benefit related to options	—	—	—	—	1,598	—	1,598
Conversion of preferred stock to common stock (1)	(12,975,169)	(80,954)	38,925,507	39	80,915	—	—
Issuance of common stock	—	—	3,569,395	4	37,752	—	37,756
Exercise of stock options, net of repurchases	—	—	867,920	1	392	—	393
Net income	—	—	—	—	—	10,094	10,094

Balance at June 30, 2010	—	$—	55,639,587	$56	$131,688	$(68,390)	$63,354

(1)	In connection with the Company’s initial public offering, 12,975,169 shares of convertible preferred stock converted into 38,925,507 shares of common stock pursuant to a 3 for 1 stock split effected upon the initial public offering. See Note 11.

See notes to these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of dollars)

(unaudited)

	Six Months Ended June 30,
	2009	2010
Cash flows from operating activities
Net income	$4,459	$10,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,254	3,373
Amortization of deferred finance costs	44	102
Non-cash interest expense	—	240
Stock-based customer acquisition expense	1,669	4,866
Stock-based compensation	622	1,541
Deferred income taxes	(494)	(2,354)
Changes in operating assets and liabilities:
Accounts receivable	64	(1,851)
Income receivable	(1,252)	(132)
Deferred costs	(632)	(1,321)
Prepaid expenses and other current assets	(889)	(3,524)
Other assets	(5)	(532)
Accounts payable	(704)	2,642
Accrued expenses	361	555
Deferred revenue	(32)	3,495

Net cash provided by operating activities	4,465	17,194

Cash flows from investing activities
Purchases of fixed assets, net of disposals	(516)	(2,415)
Acquisition of Informed Decisions Corporation, net of cash acquired	—	9
Payment of acquisition payable	—	(1,750)
Payment to escrow agent	—	(8,250)

Net cash used in investing activities	(516)	(12,406)

Cash flows from financing activities
Repayment of capital lease obligations	(19)	(6)
Proceeds from line of credit	3,000	4,000
Repayment of line of credit	(6,150)	(22,000)
Proceeds from issuance of common stock, net of issuance costs	495	37,756
Tax benefit related to options	—	1,598
Proceeds from exercise of stock options, net of repurchases	44	393

Net cash (used in) provided by financing activities	(2,630)	21,741

Net change in cash and cash equivalents	1,319	26,529
Cash and cash equivalents at beginning of period	1,488	3,339

Cash and cash equivalents at end of period	$2,807	$29,868

Supplemental information:
Cash paid for interest	$433	$148
Income taxes paid	$3,555	$9,171

See notes to these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands of dollars, except share and per share amounts)

(unaudited)

1. Nature of Business and Organization

Higher One Holdings, Inc. (the “Company”) is a leading provider of technology and payment services to the higher education industry. The Company is incorporated in Delaware and provides a comprehensive suite of disbursement and payment solutions specifically designed for higher education institutions and their students. The Company has developed proprietary software-based solutions to provide these services. The Company has a wholly owned subsidiary, Higher One, Inc. (“HOI”), which functions as its main operating company. HOI has two wholly owned subsidiaries, Higher One Machines, Inc. (“HOMI”) and Higher One Payments, Inc. (“HOPI”). HOMI owns and manages the Company’s cash disbursement machines and home-based customer service agent services. HOPI is primarily a payment transaction services provider.

2. Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and the related interim information contained within the notes to such consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules of the Securities and Exchange Commission (“SEC”) for interim information and quarterly reports on Form 10-Q.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited condensed consolidated financial statements as included in the Company’s prospectus as filed with the SEC on June 18, 2010 and in the opinion of management include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements reflect the financial position and results of operations of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management’s estimates.

Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with FASB ASC 718, “Compensation – Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for share-based awards based on the estimated fair value on the

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(In thousands of dollars, except share and per share amounts)

(unaudited)

date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for stock options granted during the three and six months ended June 30, 2009 and 2010, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Expected term	6.3 years	6.3 years	6.3 years	6.2 -6.3 years
Expected volatility	51.9%	51.8%	45.5 -51.9%	51.7 - 51.8%
Risk-free rate	2.8%	2.6%	2.2% -2.8%	2.6% - 3.0%
Expected dividends	None	None	None	None

Expected term — This is the period of time that the equity grants are expected to remain outstanding. The Company calculates the expected life of the options using the “simplified method” as prescribed under the provisions of ASC 718. The simplified method is used because sufficient historical exercise data necessary for the Company to provide a reasonable basis to estimate the expected term does not exist. The Company generally uses the midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing. The simplified method was applied for all options granted during the three and six month periods ended June 30, 2009 and 2010.

Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company based its estimated volatility on the historical volatility of a peer group of publicly traded companies, which includes companies that are in the same industry or are competitors.

Risk-free rate — This is the average U.S. Treasury rate at the time of grant having a term that most closely approximates the expected term of the option.

Dividend yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

Restricted stock is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests over time. The fair value of each restricted stock award is estimated using the intrinsic value method which is based on the fair market value price on the date of grant. Compensation expense for restricted stock awards is recognized ratably over the vesting period on a straight-line basis.

Basic and Diluted Net Income Available to Common Stockholders per Common Share

Net income per common share reflects application of the two class method. In a hypothetical distribution, all classes of preferred stock, until their conversion into common stock upon the Company’s initial public offering, would have participated pro rata in dividends if and when the Company declared a dividend. Therefore, the two class method of calculating basic net income per common share has been

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(In thousands of dollars, except share and per share amounts)

(unaudited)

applied. Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per common share, the basic weighted-average number of shares is increased by the dilutive effect of stock options using the treasury stock method. The treasury-stock method assumes that the options or warrants are exercised at the beginning of the year (or date of issue if later), and that the company uses those proceeds to purchase common stock for the treasury.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income available to common stockholders per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Net Income available to common stockholders
Basic	$101	$532	$836	$2,520
Participating securities	312	1,298	3,623	7,574

Diluted	$413	$1,830	$4,459	$10,094
Weighted average shares outstanding:
Basic	9,320,670	14,518,962	8,983,215	12,333,141
Convertible preferred stock and stock awards	44,023,704	41,168,574	43,748,485	42,934,442

Diluted	53,344,374	55,687,536	52,731,700	55,267,583
Net income available to common stockholders per common share:
Basic	$0.01	$0.04	$0.09	$0.20
Diluted	$0.01	$0.03	$0.08	$0.18

The dilutive effect of restricted stock and options of 4,513,428 and 2,819,376 were not included in the computation of diluted net income per common share for the three and six months ended June 30, 2009 and 2010, respectively. 2,147,904 and 933,750 stock options were not included for the three and six

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(In thousands of dollars, except share and per share amounts)

(unaudited)

months ended June 30, 2009 and 2010, respectively, as their effect would be anti-dilutive. Anti-dilutive securities are securities that upon conversion or exercise increase earnings per share (or reduce the loss per share). 2,365,524 and 1,885,626 shares of restricted stock were not included as all necessary conditions for vesting have not been satisfied by the end of the three and six months ended June 30, 2009 and 2010, respectively.

Earnings Per Share (EPS) in each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the year to date period is computed using the weighted-average number of shares outstanding during the year to date period. Thus, the sum of the quarters’ EPS will not necessarily equal the year to date EPS due to rounding.

Comprehensive Income

There are no comprehensive income items other than net income. Comprehensive income equals net income for all periods presented.

Fair Value Measurements

The Company applies the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets

Level 1 financial assets measured at fair value on a recurring basis consisted of cash and restricted cash accounts of $3,339 and $38,118 as of December 31, 2009 and June 30, 2010, respectively. The Company had no Level 2 or Level 3 financial assets measured at fair value on a recurring basis as of December 31, 2009 and June 30, 2010. The Company had no unrealized gains or losses from investments as of December 31, 2009 and June 30, 2010.

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(In thousands of dollars, except share and per share amounts)

(unaudited)

Reclassifications

The current portion of deferred costs disclosed in the prior year has been reclassified to conform to the current year classification. The reclassification has no impact on the unaudited condensed consolidated statements of operations or of cash flows.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13 “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are essential to the functionality of the product, and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered essential to the functionality of the product. The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating this new ASU.

In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition,” which indicates the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Companies can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This ASU is effective for fiscal years beginning after June 15, 2010. Early adoption is permitted. The Company is currently evaluating this new ASU.

3. Acquisition

On November 19, 2009, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), with Informed Decisions Corporation (“IDC”) to acquire all of the shares of outstanding capital stock of IDC. The total initial purchase price was $27,489, comprised of cash paid at closing of $17,889, excluding cash acquired, and post-closing payment obligations of $10,000. The

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(In thousands of dollars, except share and per share amounts)

(unaudited)

Company incurred related transaction costs of approximately $125 which were expensed to general and administrative expense. Acquisition related transaction costs include legal fees directly related to the acquisition. Under the Stock Purchase Agreement, the Company is required to pay initial post-closing payments of $10,000 to the sellers. The initial post-closing payments call for four quarterly payments of $1,750 each on or before March 31, June 30, September 30 and December 31, 2010. A final post-closing payment of $3,000 is to be paid on or before December 31, 2010, but is subject to an escrow deposit reduction in regard to any applicable indemnification adjustments. See Note 13 below. The future post-closing payments do not bear interest.

IDC, renamed Higher One Payments, Inc. (“HOPI”), upon the acquisition provides payment services to higher education institutions. Management believes that the acquisition of IDC will allow the Company to cross-sell its products to acquired IDC customers, thereby resulting in greater market penetration and increased revenue growth.

The acquisition was accounted for under the purchase method of accounting in accordance with the Business Combinations topic of the FASB Accounting Standards Codification. Assets acquired and liabilities assumed were recorded at their fair values as of November 19, 2009.

The Company has included the financial results of HOPI in its condensed consolidated financial statements beginning November 20, 2009.

Pro Forma Financial Information

The financial information in the table below summarizes the combined results of operations of the Company and IDC on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes amortization expense from acquired intangible assets, adjustments to interest expense, interest income and related tax effects.

The pro forma financial information for the three and six months ended June 30, 2009 combines the historical results for the Company for the three and six months ended June 30, 2009 and the historical results for IDC for the same periods.

	Three Months Ended June 30,	Six Months Ended June 30,
	2009	2009
Total revenues	$16,133	$37,796
Net income	$(200)	$3,113
Net income available to common stockholders per common share:
Basic	$—	$0.06
Diluted	$—	$0.06

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(In thousands of dollars, except share and per share amounts)

(unaudited)

4. Restricted Cash

On June 22, 2010, HOI provided notice and a certificate of claim for indemnity to the former stockholders of IDC under the Stock Purchase Agreement arising from certain misrepresentations and breaches of warranty. At the same time, HOI deposited an amount of $8,250, equal to the remaining balance of the acquisition payable, with an escrow agent. The funds held in escrow are shown on the accompanying balance sheet as restricted cash pending resolution of the outstanding claims. See Note 13 for additional discussion of the indemnity claim made by HOI and the complaint filed by the former stockholders of IDC.

5. Deferred Costs

Deferred costs consist of the following:

	December 31, 2009	June 30, 2010
Deferred implementation costs	$8,697	$10,059
Deferred other	615	615
Less: Accumulated amortization	(3,947)	(5,282)

	$5,365	$5,392

6. Fixed Assets

Fixed assets consist of the following:

	Estimated Useful Life (in years)	December 31, 2009	June 30, 2010
Computers and software	3	$2,491	$3,586
Equipment	7	3,589	5,524
Furniture and fixtures	5	396	426
Assets under construction		645	—

		7,121	9,536
Less: Accumulated depreciation and amortization		(2,900)	(3,547)

		$4,221	$5,989

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(In thousands of dollars, except share and per share amounts)

(unaudited)

For the six months ended June 30, 2010, $747 of telecommunications equipment costs had been capitalized to assets under construction. As of June 30, 2010, $1,392 had been reclassified from assets under construction to equipment to reflect the implementation of a new telecommunications system.

7. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	Weighted Average Amort. Period (in years)	December 31, 2009	June 30, 2010

Goodwill		$15,058	$15,070

Acquired technology	7	$6,883	$6,883
Internal use software	3	422	422
Contracts and customer lists	10	11,031	11,031
Trademarks and domain names	10	450	450
Covenants not to compete	5	4,016	4,016

		22,802	22,802
Less: Accumulated amortization		(1,276)	(2,811)

Intangible assets, net		$21,526	$19,991

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(In thousands of dollars, except share and per share amounts)

(unaudited)

8. Provision for Operational Losses

Activity in the provision for operational losses is as follows:

	June 30, 2009	June 30, 2010

Reserve for operational losses, beginning	$201	$533
Provision for operational losses	2,360	4,115
Payments to third party for losses, net of recoveries	(2,122)	(4,939)

Reserve for (prepayment of) operational losses, ending	$439	$(291)

The prepayment balance as of June 30, 2010 is included in the prepaid expenses and other current assets on the accompanying balance sheets, which reflects the fact that the Company has paid amounts to its third-party bank partner greater than the amount that management believes is uncollectible.

9. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2009	June 30, 2010
Compensation and benefits	$3,312	$3,589
Data processing	2,687	2,808
Accrued taxes	562	333
Reserve for operational losses	533	—
Other	1,601	2,520

	$8,695	$9,250

10. Credit Facilities and Acquisition Payable

Credit Facilities

In August 2008, HOI entered into a credit agreement with two lenders for a revolving loan facility and such agreement was amended in July 2009 and November 2009. The revolving loan facility currently permits up to $25,000 in borrowings and matures on December 31, 2010. The agreement also provides for a letter of credit facility of $3,000 and permits acquisitions without prior written consent up to an aggregate of $2,000. The loan is guaranteed by the Company, HOMI and HOPI and is collateralized by a negative pledge of the intellectual property of HOI, including issued and applied for patents and trademarks and the issued and outstanding capital stock of HOI. The facility carries certain financial covenants that dictate the availability of funds on the line of credit, including (1) maintenance of a minimum level of liquidity (defined as cash and marketable securities plus the amount by which availability under the loan facility exceeds amounts borrowed) of $5,000, (2) a funded debt to EBITDA

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(In thousands of dollars, except share and per share amounts)

(unaudited)

ratio of no more than 2.0 to 1.0, (3) an interest coverage ratio of 3.5 to 1.0 and (4) a debt service coverage ratio of at least 1.25 to 1.0. As of December 31, 2009 and June 30, 2010, the HOI was in compliance with each loan covenant.

Amounts borrowed under the revolving loan bear interest based on an adjusted Eurodollar rate, plus an interest rate margin based upon a funded debt to EBITDA ratio. At December 31, 2009, and June 30, 2010, the interest rate on the revolving loan facility was 1.9% and 2.1%, respectively.

In June 2010, the Company used funds received from the initial public offering of Common Stock to pay the balance on the credit facility in full.

Acquisition Payable

In November 2009, in conjunction with the acquisition of IDC, the Company incurred payment obligations totaling an amount of $10,000 to the former stockholders of IDC. The agreement calls for four quarterly payments of $1,750 to be made on or before each quarter ended March 31, June 30, September 30 and December 31, 2010. The agreement also calls for one final payment of $3,000 on or before December 31, 2010, subject to setoff for indemnification claims. At December 31, 2009 and June 30, 2010, the acquisition payable was reflected at its present value of $9,640 and $8,131, respectively based upon an estimated interest rate of 5.0%. The payable is being accreted to its principle amount on an effective interest rate method to December 31, 2010. For the three and six months ended June 30, 2010 the Company recorded $101 and $222 of interest expense, respectively. See Note 13 regarding the indemnity claim made by HOI and the complaint filed by the former stockholders of IDC.

11. Capital Stock

Initial Public Offering

On June 22, 2010, the Company consummated an initial public offering of 3,569,395 shares of newly issued common stock and 6,780,605 shares by selling stockholders. The aggregate public offering price of the offering amount registered was $124,200 and the offering did not terminate before all of the shares registered in the registration statement were sold. Proceeds to the Company of $37,755, net of issuance costs were used to pay outstanding amounts on the credit facility, make an escrow payment of $8,250 related to the acquisition payable and fund working capital. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.

Upon consummation of the Company’s initial public offering, 417,049 shares of Series A convertible preferred stock outstanding, 1,086,784 shares of Series B convertible preferred stock outstanding, 2,522,554 shares of Series C convertible preferred stock outstanding, 2,180,633 shares of Series C-1 convertible preferred stock outstanding, 1,313,604 shares of Series D convertible preferred stock outstanding and 5,454,545 shares of Series E convertible preferred stock outstanding were converted into 38,925,507 shares of common stock after giving effect to the 3 for 1 stock split discussed below in this Note 11. Following the consummation of the offering, there were no shares of preferred stock outstanding.

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(In thousands of dollars, except share and per share amounts)

(unaudited)

Common Stock

In connection with the initial public offering, the Company effected a 3 for 1 stock split of the outstanding shares of its Common Stock that was previously approved by stockholders. All common share amounts and per common share amounts have been retroactively adjusted in the financial statements for all periods presented. The Company is authorized to issue up to 200,000,000 shares of Common Stock with a par value of $.001 per share. Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends unless declared by the Board of Directors.

Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock. As of June 30, 2010, no shares of Preferred Stock were outstanding.

12. Stock Based Compensation

The Company’s 2000 Stock Plan (“2000 Plan”) terminated on April 20, 2010. As such, the Board of Directors and stockholders adopted the 2010 Equity Incentive Plan (“Equity Plan”) on March 26, 2010. The Equity Plan is intended to promote the interests of the Company and its stockholders by providing the employees and independent contractors of the Company, and eligible non-employee directors of the Company, who are largely responsible for the management, growth and protection of the business of the Company, with incentives and rewards to encourage them to continue in the service of the Company. The Equity Plan is designed to meet this intent by providing such employees, independent contractors and eligible non-employee directors with a proprietary interest in pursuing the long-term growth, profitability and financial success of the Company.

The Equity Plan permits the granting of stock options and restricted stock to employees and directors not to exceed in the aggregate 4,860,000 shares of Common Stock. The number of shares of Common Stock that may be covered by awards granted under the Equity Plan to any one participant in a single fiscal year of the Company may not exceed 225,000 shares in the aggregate. Such options expire ten years from the date of grant.

Under the Equity Plan, the Company may grant equity-based or equity-related awards including restricted stock awards and restricted stock unit awards. Each such other stock-based award may (i) involve the transfer of actual shares of Common Stock to participants, either at the time of grant or thereafter, or payment in cash or otherwise of amounts based on the value of shares of Common Stock, (ii) be subject to performance-based and/or service-based conditions, (iii) be in the form of Stock Appreciation Rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units, or share-denominated performance units, (iv) be designed to comply with applicable laws of jurisdictions other than the United States, and (v) be designed to qualify as performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code; provided, that each other stock-based award shall be denominated in, or shall have a value determined by reference to, a number of shares of Common Stock that is specified at the time of the grant of such award.

As of June 30, 2010, 7,340,078 and 4,860,000 shares of common stock were reserved under the 2000 Plan and the Equity Plan, respectively. As of June 30, 2010, zero and 4,452,000 shares of Common Stock were available for grant under the 2000 Plan and the Equity Plan, respectively.

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(In thousands of dollars, except share and per share amounts)

(unaudited)

A summary of stock option and restricted stock activity under the Company’s stock plans for the six months ended June 30, 2010 are as follows:

	Stock Options		Restricted Stock
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Stock Price
Outstanding at December 31, 2009	8,463,432	$2.57	43,344	$10.80

Granted	408,000	13.94	—	—
Exercised	(867,920)	0.53	—	—
Forfeited / Canceled	(255,434)	6.10	—	—

Outstanding at June 30, 2010	7,748,078	$3.28	43,344	$10.80

Intrinsic value (in thousands)
Shares Outstanding	$86,935		$628
Shares vested	$66,554		$—

The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2010 was $7.33 and $7.41 per share, respectively. The weighted-average grant-date fair value of options vested during the three and six months ended June 30, 2010 was $1.97 and $1.77 per share, respectively. The total grant-date fair value of options vested during the three and six months ended June 30, 2010 was $487 and $1,010, respectively. The weighted-average grant-date fair value of options forfeited for the three and six months ended June 30, 2010 was $3.06 and $3.65 per share, respectively.

The compensation expense that has been recognized in the condensed consolidated statements of operations for the Company’s stock plans for the three months ended June 30, 2009 and 2010 was $329 and $692, respectively. The compensation expense that has been recognized in the condensed consolidated statements of operations for the Company’s stock plans for the six months ended June 30, 2009 and 2010 was $622 and $1,541, respectively. Included in the compensation expense amount for the six months ended June 30, 2010 is $240 related to expense that should have been recorded in prior periods.

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(In thousands of dollars, except share and per share amounts)

(unaudited)

13. Commitments and Contingencies

Operating Leases

The Company leases facilities with varying terms, renewal options and expiration dates. As of May 26, 2010, HOPI executed a new facility lease effective from August 1, 2010, to January 31, 2016. The total future lease payment amount under this lease is $883. This operating lease contains escalating lease payments. The Company will recognize the effects of these scheduled rent increases on a straight-line basis over the lease term. Aggregate future minimum lease payments under non-cancelable operating leases are as follows:

June 30, 2010
Remainder of fiscal year 2010	$507
Fiscal year 2011	666
Fiscal year 2012	179
Fiscal year 2013	187
Fiscal year 2014	186
Thereafter	205

Total Payments	$1,930

Rent expense under non-cancelable operating leases for the three months ended June 30, 2009 and 2010 was $290 and $309, respectively. Rent expense under non-cancelable operating leases for the six months ended June 30, 2009 and 2010 was $577 and $638, respectively.

Litigation

The Company, from time to time, is subject to litigation relating to matters in the ordinary course of business. The Company believes that any ultimate liability resulting from these contingencies will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

On July 20, 2010, the former stockholders of IDC filed a complaint against HOI in the United States District Court for the Northern District of California (the “Complaint”) disputing the claimed purchase price adjustment, alleging breach of contract and anticipatory breach and seeking a declaratory judgment and injunctive decree that the post-closing payments be made in accordance with the schedule set forth in the Stock Purchase Agreement. Although HOI intends to defend the Complaint vigorously, HOI also hopes to work towards negotiating a purchase price adjustment as settlement of its indemnity claims and the Complaint. There can be no assurances of success in this matter. Due to the uncertainty of the outcome of HOI’s claim, HOI is unable to estimate any potential settlement at this time and continues to accrete interest on the acquisition payable to the original final payment due date of December 31, 2010. As of June 30, 2010, the acquisition payable of $8,250 was recorded at its present value as a liability in the accompanying balance sheet and HOI had not recorded any potential gain or loss in connection with this claim or Complaint.

In February 2009, HOI filed a complaint against TouchNet Information Systems, Inc., or TouchNet, in the United States District Court for the District of Connecticut alleging patent infringement related to TouchNet’s offering for sale and sales of its “eRefund” product in violation of one of its patents. In the complaint, HOI seeks a judgment that TouchNet has infringed its patent, a judgment that TouchNet pay damages and interest on damages to compensate HOI for infringement, an award of HOI’s costs in

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(In thousands of dollars, except share and per share amounts)

(unaudited)

connection with this action and an injunction barring TouchNet from further infringing HOI’s patent. TouchNet answered the complaint and asserted a number of defenses and counterclaims, including that it does not infringe HOI’s patent, that HOI’s patent is invalid or unenforceable and certain allegations of unfair competition. In addition, TouchNet’s counterclaims seek dismissal of HOI’s claims with prejudice, declaratory judgment that TouchNet does not infringe HOI’s patent and that HOI’s patent is invalid or unenforceable, as well as an award of fees and costs related to the action, and an injunction permanently enjoining HOI from suing TouchNet regarding infringement of HOI’s patent. The parties are currently in the discovery stage of the proceeding. HOI intends to pursue the matter vigorously. There can be no assurances of success in these proceedings.

14. Subsequent Events

On July 20, 2010, the former stockholders of IDC filed suit in the United States District Court for the Northern District of California. Please see Note 13 above for additional discussion of this litigation.

On July 1, 2010, the Company entered into a Letter of Intent (the “LOI”) to explore the rehabilitation and development of an existing commercial building in the greater New Haven, Connecticut area to which the Company may move at the completion of the proposed project. The Company will assess the potential costs and required work necessary to purchase and take occupancy in the building during a due diligence period that continues until September 1, 2010. During the due diligence period the Company is responsible for costs up to a maximum amount of $1,039 for preparatory and other pre-development services to be provided by a real estate developer. If a definitive agreement is not reached by the end of the due diligence period and the LOI is not extended, the Company will incur no further costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our audited condensed consolidated financial statements and related notes as included in our prospectus filed on June 18, 2010 in connection with our initial public offering, the other information contained in such prospectus, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and information contained elsewhere in this report on Form 10-Q. The discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. Factors that might cause these differences include those described under “Risk Factors” and elsewhere in this report on Form 10-Q.

Overview

We believe that based on market share and the number of campuses employing our products, we are a leading provider of technology and payment services to the higher education industry. We believe that none of our competitors can match our ability to provide solutions for higher education institutions’ financial services needs, including compliance monitoring, and, consequently, that we provide the most comprehensive suite of disbursement and payment solutions specifically designed for higher education institutions and their students. We also provide campus communities with convenient, cost-competitive and student-oriented banking services, which include extensive user-friendly features.

Our products and services for our higher education institution clients include our OneDisburse® Refund Management® disbursement service and our suite of payment transaction products and services. Through our bank partner, we offer our OneAccount service to the students of our higher education institution clients, which includes an FDIC-insured deposit account, a OneCard, which is a debit MasterCard® ATM card, and other retail banking services.

As of June 30, 2010, more than 400 campuses serving approximately 2.8 million students had purchased the OneDisburse® service and more than 300 campuses serving approximately 2.3 million students had contracted to use one or more of our payment products and services. We also had approximately 1.2 million OneAccounts.

Our revenue fluctuates as a result of seasonal factors related to the academic year. A large proportion of our revenue is either directly or indirectly dependent on academic financial aid received by students. Higher education institutional clients typically disburse financial aid refunds to students at the start of each academic term. Distribution of financial aid disbursements through our OneDisburse® service indirectly generates revenue through deposits of financial aid into OneAccounts, which generates account revenue, and directly generates revenue through our higher education institution clients’ use of the OneDisburse® service, which generates higher education institution revenue.

While revenue fluctuates over the course of the year, our fixed expenses remain relatively constant, resulting in wide disparities in our adjusted net income and net income from quarter to quarter. Typically, the second quarter accounts for the smallest proportion of our revenue but an equal proportion of our expenses, which results in lower second quarter income. This is primarily because the majority of financial aid is disbursed at other times of the year and higher education institutions tend to enroll fewer new students in the second fiscal quarter. We expect that this trend will continue going forward.

Since the filing of our prospectus with the SEC on June 18, 2010, certain legislative and regulatory changes have been enacted or made effective that may impact our operations and revenue. Effective July 1, 2010, the Federal Reserve Board amended Regulation E to limit the ability of financial institutions to assess overdraft fees for paying ATM and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents, or opts in, to the institution’s payments of overdrafts for these services. We have built into our future projections the potential impact of this amendment. On

July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was signed into law. The Act is widely expected to change many banking practices, but the scope and impact of many of the Act’s provisions will be determined through the rule making process. One portion of the Act restricts debit interchange fees, and if applied to us could have an adverse effect on our business. Our banking partner, The Bancorp Bank, has assets of less than $10 billion and should be exempt from these provisions of the Act. We continue to evaluate the Act and ongoing rule making process.

On June 22, 2010, we consummated an initial public offering of 3,569,395 shares of newly issued common stock and 6,780,605 shares by selling stockholders. The aggregate public offering price of the offering amount registered was $124.2 million and the offering did not terminate before all of the shares registered in the registration statement were sold. Our proceeds of $37.8 million, net of issuance costs were used to pay outstanding amounts on the credit facility, make an escrow payment of $8.3 million related to the acquisition payable and fund working capital. We did not receive any of the proceeds from the sale of shares by the selling stockholders.

Results of Operations for the Three Months Ended June 30, 2009 and 2010

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Three Months Ended June 30,
	2009	2010
	(in thousands) (unaudited)
Account revenue	$11,248	$20,923
Payment transaction revenue	2	2,671
Higher education institution revenue	765	2,744
Other revenue	449	603

Total revenue	12,464	26,941
Cost of revenue	4,751	9,590

Gross margin	7,713	17,351
General and administrative expense	3,887	7,784
Product development expense	573	793
Sales and marketing expense	2,469	5,516

Income from operations	784	3,258
Interest and other expense, net	120	247
Interest and other income, net	(1)	(2)

Income before income taxes	665	3,013
Income tax expense	252	1,183

Net income	$413	$1,830

	Three Months Ended June 30,
	2009	2010
	(unaudited)
Account revenue	90.2%	77.7%
Payment transaction revenue	0.0%	9.9%
Higher education institution revenue	6.1%	10.2%
Other revenue	3.6%	2.2%

Total revenue	100.0%	100.0%
Cost of revenue	38.1%	35.6%

Gross margin	61.9%	64.4%
General and administrative expense	31.2%	28.9%
Product development expense	4.6%	2.9%
Sales and marketing expense	19.8%	20.5%

Income from operations	6.3%	12.1%
Interest and other expense, net	1.0%	0.9%
Interest and other income, net	(0.0)%	(0.0)%

Income before income taxes	5.3%	11.2%
Income tax expense	2.0%	4.4%

Net income	3.3%	6.8%

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Total Revenue

Total revenue increased 116.2%, or $14.5 million, to $26.9 million for the three months ended June 30, 2010 from $12.5 million for the three months ended June 30, 2009. The increase in total revenue was comprised of an increase of 86.0% in account revenue, an increase of 258.7% in higher education institution revenue, an increase of 34.3% in other revenue and the inclusion of $2.7 million of payment transaction revenue, primarily generated from our CASHNet® payment transaction products.

Account revenue

Account revenue increased 86.0%, or $9.7 million, to $20.9 million for the three months ended June 30, 2010 from $11.2 million for the three months ended June 30, 2009. The increase in account revenue was primarily due to an increase of 82.2%, or 0.6 million, in the number of OneAccounts from June 30, 2009 to June 30, 2010. Greater adoption of the OneAccount at existing higher education institution clients accounted for 56.3% of this increase, while 43.7% of the increase was due to new higher education client sales. The increase in the number of OneAccounts resulted in increases in interchange fees relating to POS purchases made with our OneCards, ATM fees, NSF fees and other fees that our bank partner remits to us. Our historical experience has been that account revenue generated per OneAccount has been generally stable year over year, with total account revenue generally increasing proportionally with increases in the number of OneAccounts.

Payment Transaction Revenue

Payment transaction revenue was $2.7 million for the three months ended June 30, 2010, an increase of $2.7 million from the three months ended June 30, 2009, which was generated primarily from our CASHNet® payment transaction products. These products were acquired as a result of our acquisition of Informed Decisions Corporation (“IDC”), renamed to Higher One Payments, Inc., in November 2009 and accordingly were not included in our payment transaction revenues for the three months ended June 30, 2009.

Higher Education Institution Revenue

Higher education institution revenue increased 258.7%, or $2.0 million to $2.7 million for the three months ended June 30, 2010 from $0.8 million for the three months ended June 30, 2009. The inclusion of subscription revenue earned on our CASHNet® payment transaction product suite accounted for 89.3% of the total increase in higher education institution revenue compared to the same period in 2009. The increase in higher education institution revenue was also due in part to an increase of 24.7% in transaction fees related to our OneDisburse® product due mainly to an increase in the number of higher education institution clients using this product compared to the same period in 2009.

Other Revenue

Other revenue increased 34.3%, or $0.2 million, to $0.6 million for the three months ended June 30, 2010 from $0.4 million for the same period in 2009. The increase in other revenue was primarily due to an increase of 41.6% in the marketing incentive fees payable to us from MasterCard® due to higher MasterCard® issuance incentives and an increase of 85.7% in processing fees that our bank partner paid to us, which resulted primarily from an increase in OneAccount deposits compared to the same period in 2009.

Cost of Revenue

Cost of revenue increased 101.9%, or $4.8 million, to $9.6 million for the three months ended June 30, 2010 from $4.8 million for the three months ended June 30, 2009. This increase was comprised of an increase of $0.9 million, or 75.1%, in data processing expenses; an increase of $0.8 million, or 51.4%, in write-offs and the provision for uncollectible fees; an increase of $0.5 million, or 143.5%, in amortization expenses of acquired technology related primarily to our acquisition of IDC in November 2009; an increase of $0.4 million, or 62.0%, in customer service expenses; and an increase of $0.1 million, or 26.0%, in card issuance expenses. The growth in these expenses was primarily due to an increase of 82.2% in the number of active OneAccounts and a related increase in transaction volume for our banking services. The inclusion of costs related to our payment transaction products and services also accounted for $1.9 million, or 38.7%, of the total increase in cost of revenues. Our gross margin percentage increased 4.0% from 61.9% for the three months ended June 30, 2009 to 64.4% for the three months ended June 30, 2010 primarily due to cost efficiencies with regard to scaling and a reduction in the provision for uncollectible fees as a percentage of revenue compared to the three months ended June 30, 2009.

General and Administrative Expense

General and administrative expense increased 100.3%, or $3.9 million, to $7.8 million for the three months ended June 30, 2010 from $3.9 million for the three months ended June 30, 2009. The increase in general and administrative expense was primarily due to increases of $1.8 million, or 109.0%, in employee compensation allocated to general and administrative expenses; increases of $0.9 million, or 47.7%, in general and administrative costs related to standard corporate growth; and $0.4 million or 110.0% in stock-based compensation costs. The IDC acquisition contributed to an increase of $0.8 million in general and administrative overhead expenses that were not incurred for the three months ended June 30, 2009. Compensation expenses related to employees of Higher One Payments, Inc. accounted for $0.6 million of the increase in employee compensation costs included in general and administrative expenses.

Product Development Expense

Product development expense increased 38.4%, or $0.2 million, to $0.8 million for the three months ended June 30, 2010 from $0.6 million for the three months ended June 30, 2009. The increase in product development expense was primarily due to an increase of $0.2 million, or 36.8%, in costs related to employee compensation allocated to product development expense, primarily related to the addition of Higher One Payments, Inc. employees and outsourced product development services in 2010.

Sales and Marketing Expense

Sales and marketing expense increased 123.4%, or $3.0 million, to $5.5 million for the three months ended June 30, 2010 from $2.5 million for the three months ended June 30, 2009. The increase in sales and marketing expense was primarily due to an increase of $2.5 million, or 234.3%, in the non-cash, stock-based sales acquisition expense related to the vesting of certain shares issued in connection with the acquisition of EduCard due to both additional sales and a higher average share price at the date of vesting and a net increase of $0.4 million, or 44.1%, in costs related to employee compensation allocated to sales and marketing expense during the three months ended June 30, 2010. Compensation expenses related to Higher One Payments, Inc. employees accounted for $0.5 million of the gross increase in employee compensation costs included in sales and marketing expense.

Interest Expense

Interest expense increased 105.8%, or $0.1 million, to $0.2 million for the three months ended June 30, 2010 from $0.1 million for the three months ended June 30, 2009. The increase in interest expense was primarily due to the accretion of interest related to the acquisition payable incurred as a result of the IDC acquisition in November 2009.

Income Tax Expense

Income tax expense increased 369.4%, or $0.9 million, to $1.2 million for the three months ended June 30, 2010 from $0.3 million for the three months ended June 30, 2009. The increase in income tax expense was primarily due to an increase of 353.1%, or $2.3 million, to $3.0 million of net income before taxes for the three months ended June 30, 2010 from $0.7 million for the three months ended June 30, 2009. The effective tax rate for the three months ended June 30, 2009 and 2010 was 37.9% and 39.3%, respectively.

Net Income

Net income increased 343.1%, or $1.4 million, to $1.8 million for the three months ended June 30, 2010 from $0.4 million for the three months ended June 30, 2009. The increase in net income was primarily due to increases of 86.0% and 258.7% in account revenue and higher education institution revenue, respectively, during the three months ended June 30, 2010, as well as the inclusion of $2.7 million in payment transaction revenue generated by our payment transaction products and services. These increases were partially offset by increases of $4.8 million, $3.9 million, $0.2 million, $3.0 million and $0.9 million in costs of revenue, general and administrative expense, product development expense, sales and marketing expense and income tax expense, respectively.

Results of Operations for the Six Months Ended June 30, 2009 and 2010

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Six Months Ended June 30,
	2009	2010
	(in thousands) (unaudited)
Account revenue	$26,928	$51,363
Payment transaction revenue	6	6,515
Higher education institution revenue	1,913	5,421
Other revenue	852	1,210

Total revenue	29,699	64,509
Cost of revenue	9,491	20,827

Gross margin	20,208	43,682
General and administrative expense	7,565	15,583
Product development expense	1,090	1,762
Sales and marketing expense	4,295	9,420

Income from operations	7,258	16,917
Interest and other expense, net	281	476
Interest and other income, net	(1)	(3)

Income before income taxes	6,978	16,444
Income tax expense	2,519	6,350

Net income	$4,459	$10,094

	Six Months Ended June 30,
	2009	2010
	(unaudited)
Account revenue	90.7%	79.6%
Payment transaction revenue	0.0%	10.1%
Higher education institution revenue	6.4%	8.4%
Other revenue	2.9%	1.9%

Total revenue	100.0%	100.0%
Cost of revenue	32.0%	32.3%

Gross margin	68.0%	67.7%
General and administrative expense	25.5%	24.2%
Product development expense	3.7%	2.7%
Sales and marketing expense	14.5%	14.6%

Income from operations	24.4%	26.2%
Interest and other expense, net	0.9%	0.7%
Interest and other income, net	(0.0)%	(0.0)%

Income before income taxes	23.5%	25.5%
Income tax expense	8.5%	9.8%

Net income	15.0%	15.6%

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Total Revenue

Total revenue increased 117.2%, or $34.8 million, to $64.5 million for the six months ended June 30, 2010 from $29.7 million for the six months ended June 30, 2009. The increase in total revenue was comprised of an increase of 90.7% in account revenue, an increase of 183.4% in higher education institution revenue, an increase of 42.0% in other revenue and the inclusion of $6.5 million of payment transaction revenue, primarily generated from our CASHNet® payment transaction products.

Account revenue

Account revenue increased 90.7%, or $24.4 million, to $51.4 million for the six months ended June 30, 2010 from $26.9 million for the six months ended June 30, 2009. The increase in account revenue was primarily due to an increase of 82.2% or 0.6 million in the number of OneAccounts from June 30, 2009 to June 30, 2010. Greater adoption of the OneAccount at existing higher education institution clients accounted for 56.3% of this increase, while 43.7% of the increase was due to new higher education institution clients. The increase in the number of OneAccounts resulted in increases in interchange fees relating to POS purchases made with our OneCards, ATM fees, NSF fees and other fees that our bank partner remitted to us. Our historical experience has been that account revenue generated per OneAccount has been generally stable year over year, with total account revenue generally increasing proportionally with increases in the number of OneAccounts.

Payment Transaction Revenue

Payment transaction revenue was $6.5 million for the six months ended June 30, 2010, an increase of $6.5 million from the six months ended June 30, 2009, which was generated primarily from our CASHNet® payment transaction products. These products were acquired as a result of our acquisition of IDC in November 2009 and accordingly were not included in our payment transaction revenues for the six months ended June 30, 2009.

Higher Education Institution Revenue

Higher education institution revenue increased 183.4%, or $3.5 million to $5.4 million for the six months ended June 30, 2010 from $1.9 million for the six months ended June 30, 2009. The inclusion of subscription revenue earned on our CASHNet® payment transaction product suite accounted for 92.6% of the total increase in higher education institution revenue compared to the same period in 2009. The increase in higher education institution revenue was also due in part to an increase of 31.8% in transaction fees related to our OneDisburse® product due mainly to an increase in the number of higher education institution clients using this product compared to the same period in 2009.

Other Revenue

Other revenue increased 42.0%, or $0.4 million, to $1.2 million for the six months ended June 30, 2010 from $0.9 million for the same period in 2009. The increase in other revenue was primarily due to an increase of 46.6% in the marketing incentive fees payable to us from MasterCard® due to higher MasterCard® issuance incentives and an increase of 47.3% in processing fees that our bank partner paid to us, which resulted primarily from an increase in OneAccount deposits compared to the same period in 2009.

Cost of Revenue

Cost of revenue increased 119.4%, or $11.3 million, to $20.8 million for the six months ended June 30, 2010 from $9.5 million for the six months ended June 30, 2009. This increase was comprised of an increase of $2.3 million, or 85.4%, in data processing expenses; an increase of $2.1 million, or 80.9%, in write-offs and the provision for uncollectible fees; an increase of $1.1 million, or 77.9%, in customer service expenses; an increase of $1.0 million, or 158.6%, in amortization expenses of acquired technology related primarily to our acquisition of IDC in November 2009; and an increase of $0.3 million, or 32.1%, in card issuance expenses, which were partially offset by a decrease of $0.08 million, or 6.2%, in interchange expenses due to vendor fee schedule changes and operational efficiencies regarding in-sourcing of processes. The growth in these expenses was primarily due to an increase of 82.2% in the number of active OneAccounts and a related increase in transaction volume for our banking services. The inclusion of costs related to our payment transaction products and services accounted for $4.4 million, or 38.7%, of the total increase in cost of revenues.

General and Administrative Expense

General and administrative expense increased 106.0%, or $8.0 million, to $15.6 million for the six months ended June 30, 2010 from $7.6 million for the six months ended June 30, 2009. The increase in general and administrative expense was primarily due to increases of $3.9 million, or 125.6%, in employee compensation allocated to general and administrative expenses; $1.6 million, or 41.2%, in general and administrative costs related to standard corporate growth; and $0.9 million, or 147.7%, in stock-based costs. The IDC acquisition contributed to an increase of $1.6 million in general and administrative overhead expenses that were not incurred for the six months ended June 30, 2009, Compensation expenses related to employees of Higher One Payments, Inc. accounted for $1.6 million of the increase in employee compensation costs.

Product Development Expense

Product development expense increased 61.7%, or $0.7 million, to $1.8 million for the six months ended June 30, 2010 from $1.1 million for the six months ended June 30, 2009. The increase in product development expense was primarily due to an increase of $0.7 million, or 59.8%, in costs related to employee compensation allocated to product development expense and outsourced product development services primarily related to CASHNet® products. Compensation expenses related to Higher One Payments, Inc. employees accounted for $0.5 million of the increase in employee compensation costs included in product development expenses.

Sales and Marketing Expense

Sales and marketing expense increased 119.3%, or $5.1 million, to $9.4 million for the six months ended June 30, 2010 from $4.3 million for the six months ended June 30, 2009. The increase in sales and marketing expense was primarily due to an increase of $1.1 million, or 51.3%, in costs related to employee compensation allocated to sales and marketing expense and an increase of $3.6 million, or 218.2%, in the non-cash, stock-based sales acquisition expense related to the vesting of certain shares issued in connection with the acquisition of EduCard due to both additional sales and a higher average share price at the date of vesting during the six months ended June 30, 2010. Compensation expenses related to Higher One Payments, Inc. employees accounted for $0.9 million of the increase in employee compensation costs included in sales and marketing expenses.

Interest Expense

Interest expense increased 69.4%, or $0.2 million, to $0.5 million for the six months ended June 30, 2010 from $0.3 million for the six months ended June 30, 2009. The increase in interest expense was primarily due to the accretion of interest related to the acquisition payable incurred as a result of the IDC acquisition in November 2009.

Income Tax Expense

Income tax expense increased 152.1%, or $3.8 million, to $6.4 million for the six months ended June 30, 2010 from $2.5 million for the six months ended June 30, 2009. The increase in income tax expense was primarily due to an increase of 135.7%, or $9.5 million, to $16.4 million of net income before taxes for the six months ended June 30, 2010 from $7.0 million for the six months ended June 30, 2009. The effective tax rate for the six months ended June 30, 2009 and 2010 was 36.1% and 38.6%, respectively.

Net Income

Net income increased 126.4%, or $5.6 million, to $10.1 million for the six months ended June 30, 2010 from $4.5 million for the six months ended June 30, 2009. The increase in net income was primarily due to increases of 90.7% and 183.4% in account revenue and higher education institution revenue, respectively, during the six months ended June 30, 2010, as well as the inclusion of $6.5 million in payment transaction revenue generated by our payment transaction products and services. These increases were partially offset by increases of $11.3 million, $8.0 million, $0.7 million, $5.1 million and $3.8 million in costs of revenue, general and administrative expense, product development expense, sales and marketing expense and income tax expense, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows from operations, borrowings under our Credit Facility and common equity issuances. As of June 30, 2010, we had $29.9 million in cash and cash equivalents and $25.0 million available under our Credit Facility. Our primary liquidity requirements are for working capital, capital expenditures, product development expenses and general corporate needs. As of June 30, 2010, we had working capital of $21.0 million.

Senior Secured Revolving Credit Facility

Higher One, Inc. entered into a senior secured revolving credit facility dated as of August 26, 2008 that was subsequently amended as of July 15, 2009 and November 19, 2009. We refer to the credit facility, as amended, as the Credit Facility. Higher One, Inc. is the borrower under the Credit Facility and each of Higher One Holdings, Inc., Higher One Machines, Inc. and Higher One Payments, Inc. guaranteed Higher One, Inc.’s obligations thereunder. We refer to these guarantors, together with Higher One, Inc., as the Loan Obligors.

Higher One, Inc. has the option to increase the current $25.0 million amount available under the Credit Facility to up to $50.0 million. The Credit Facility is also secured by a perfected first priority security interest in all of the capital stock of Higher One, Inc., Higher One Payments, Inc. and Higher One Machines, Inc. and substantially all of each Loan Obligor’s tangible and intangible assets, other than intellectual property. Each of the Loan Obligors has also granted to the administrative agent under the Credit Facility a negative pledge of the intellectual property of Higher One, Inc., Higher One Payments, Inc. and Higher One Machines, Inc., including patents and trademarks that are pending and are acquired in the future. The loans drawn under the Credit Facility are payable in a single maturity on December 31, 2010.

As of June 30, 2010, Higher One, Inc. had no outstanding indebtedness under the Credit Facility.

Amounts outstanding under the Credit Facility accrue interest at a rate equal to the adjusted Eurodollar rate plus a margin of between 1.75% and 3.75% per annum (depending on Higher One, Inc.’s funded debt to EBITDA ratio). The average effective interest rates on the loans drawn under the Credit Facility for the six months ended June 30, 2010 was 2.0%.

In addition, Higher One, Inc. pays a commitment fee equal to 0.25% on the daily average undrawn portion of revolving commitments under the Credit Facility, which accrues and is payable quarterly in arrears.

The facility carries certain financial covenants that dictate the availability of funds on the line of credit, including (i) maintenance of a minimum level of liquidity (defined as cash and marketable securities plus the amount by which availability under the loan facility exceeds amounts borrowed) of $5.0 million, (ii) a funded debt to EBITDA ratio of no more than 2.0 to 1.0, (iii) an interest coverage ratio of 3.5 to 1.0 and (iv) a debt service coverage ratio of at least 1.25 to 1.0. As of June 30, 2010, Higher One, Inc. was in compliance with all covenants under the amended Credit Facility.

Cash Flows

The following table presents information regarding our cash flows, cash and cash equivalents for the six months ended June 30, 2009 and 2010:

	Six Months Ended June 30,
	2009	2010
	(in thousands) (unaudited)
Net cash provided by (used for)
Operating activities	$4,465	$17,194
Investing activities	(516)	(12,406)
Financing activities	(2,630)	21,741
Increase (decrease) in cash and cash equivalents	1,319	26,529
Cash and cash equivalents, end of period	$2,807	$29,868

Net cash provided by operating activities was $17.2 million for the six months ended June 30, 2010 compared to $4.5 million for the six months ended June 30, 2009. The $12.7 million increase was primarily comprised of an increase of $5.6 million in net income, a $7.1 million net increase in adjustments to reconcile net income to net cash, including a $3.2 million increase in stock-based sales acquisition expense and a $2.1 million increase in depreciation and amortization, and a $3.5 million increase in deferred revenue.

Net cash used in investing activities was $12.4 million for the six months ended June 30, 2010 compared to $0.5 million for the same period in 2009. Net cash used for investing activities for the six months ended June 30, 2010 was primarily comprised of our additional payments of $1.8 million related to our acquisition payable in regard to our acquisition of IDC, a payment of $8.3 million to an escrow agent and our purchase of $2.4 million fixed assets, net of disposals, including computers, software and ATM equipment.

We expect that our capital expenditures for 2010 will be approximately $6.7 million, related primarily to computer and phone equipment, as well as ATM equipment. We believe that our cash flows from operations, together with our existing liquidity sources and the net proceeds from our initial public offering, will be sufficient to fund our operations and anticipated capital expenditures over at least the next 24 months.

Net cash provided by financing activities was $21.7 million for the six months ended June 30, 2010 compared to net cash used of $2.6 million during the same period of 2009. This was primarily related to proceeds received from our initial public offering, net of issuance costs of $37.8 million, which was partially offset by the payment of $18.0 million of outstanding debt under our credit facility.

Supplemental Financial and Operating Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(unaudited) (in thousands)		(unaudited) (in thousands)
Adjusted EBITDA (1)	$2,997	$9,205	$11,103	$27,140
Adjusted net income (2)	$1,549	$5,053	$6,379	$15,618

Number of students enrolled at OneDisburse client higher education institutions at end of period	2,094	2,833	2,094	2,833

Number of students enrolled at payment transaction client higher education institutions at end of period	50	2,315	50	2,315

Number of OneAccounts at end of period	678	1,235	678	1,235

We define adjusted EBITDA as net income before interest, taxes and depreciation and amortization, or EBITDA, stock-based customer acquisition expense related to our grant of common stock in connection with our acquisition of EduCard in 2008, stock-based compensation expense and a nonrecurring milestone bonus paid to non-executive employees in 2009 upon our reaching a particular long-term operational target. EBITDA and adjusted EBITDA should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and adjusted EBITDA in the same manner as we do. We prepare and present adjusted EBITDA to eliminate the effect of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate our adjustments and the reasons we consider them appropriate.

We believe adjusted EBITDA is useful to our board of directors, management and investors in evaluating our operating performance for the following reasons:

•

adjusted EBITDA is widely used by investors to measure a company’s operating performance without regard to certain items, such as interest expense, income tax expense, depreciation and amortization, stock-based expenses and certain nonrecurring items, that can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the book value of their assets, their capital structures and the method by which their assets were acquired;

•	securities analysts use adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies;

•	because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time, stock-based customer acquisition expense and stock-based compensation expense are not key measures of our core operating performance; and

•

because the milestone bonus was a nonrecurring expense that we recorded upon reaching a particular long-term operational target that we do not expect to incur again in the near-term, the milestone bonus does not necessarily reflect how our business is performing at any particular time and is therefore not a key measure of our core operating performance.

(1)	The following table presents a reconciliation of net income, the most comparable GAAP measure, to EBITDA and adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(unaudited) (in thousands)		(unaudited) (in thousands)
Net income	$413	$1,830	$4,459	$10,094
Interest income	(1)	(2)	(1)	(3)
Interest expense	120	247	281	476
Income tax expense	252	1,183	2,519	6,350
Depreciation and amortization	684	1,747	1,254	3,373

EBITDA	1,468	5,005	8,512	20,290
Stock-based and other customer acquisition expense	1,050	3,508	1,669	5,309
Stock-based compensation expense	329	692	622	1,541
Milestone bonus	150	—	300	—

Adjusted EBITDA	$2,997	$9,205	$11,103	$27,140

We define adjusted net income as net income, adjusted to eliminate (a) stock-based compensation expense related to incentive stock option grants and (b) after giving effect to tax adjustments, stock-based compensation expense related to non-qualified stock option grants, stock-based customer acquisition expense related to our grant of common stock in connection with our acquisition of EduCard in 2008, a non-recurring milestone bonus paid to non-executive employees in 2009 upon our reaching a particular long-term operational target and amortization expenses related to intangible assets and financing costs. Adjusted net income should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our adjusted net income may not be comparable to similarly titled measures of other organizations because other organizations may not calculate adjusted net income in the same manner as we do. We prepare adjusted net income to eliminate the effect of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate our adjustments and the reasons we consider them appropriate.

We believe adjusted net income is useful to our board of directors, management and investors in evaluating our operating performance for the following reasons:

•

because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time, stock-based customer acquisition expense and stock-based compensation expense are not key measures of our core operating performance;

•

because the milestone bonus was a nonrecurring expense that we recorded upon reaching a particular long-term operational target that we do not expect to incur again in the near-term, the milestone bonus does not necessarily reflect how our business is performing at any particular time and is therefore not a key measure of our core operating performance; and

•

amortization expenses can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired.

(2)	The following table presents a reconciliation of net income, the most comparable GAAP measure, to adjusted net income for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(unaudited) (in thousands)		(unaudited) (in thousands)
Net income	$413	$1,830	$4,459	$10,094

Stock-based and other customer acquisition expense	1,050	3,508	1,669	5,309
Stock-based compensation expense - ISO	140	373	252	810
Stock-based compensation expense - NQO	189	319	370	731

Milestone bonus expense	150	—	300	—

Amortization of intangibles	143	768	219	1,535

Amortization of finance costs	22	51	44	102

Total pre-tax adjustments	1,694	5,019	2,854	8,487
Tax rate	35.9%	38.7%	35.9%	38.6%

Tax adjustment	558	1,796	934	2,963

Adjusted net income	$1,549	$5,053	$6,379	$15,618

The adjusted EBITDA and adjusted net income measures presented in this Quarterly Report on Form 10-Q may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements, in particular our credit facility agreement.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Quantitative and Qualitative Disclosures about Market Risk

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Borrowings under our Credit Facility accrue interest at a rate equal to an adjusted Eurodollar rate plus a margin of between 1.75% and 3.75% per annum (depending on our funded debt to EBITDA ratio). The average effective interest rate on the loans drawn under the Credit Facility for the three and six months ended June 30, 2010 was 2.0%.

In addition, we receive processing fees paid from our bank partner, based on prevailing interest rates and the total deposits held in our OneAccounts. Since 2008, fees paid by our bank partner have been relatively small because of depressed interest rates. A change in interest rates would affect the amount of processing fees that we earn and therefore would have an effect on our revenue, cash flows and results of operations.

Critical Accounting Policies

Our Condensed Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our Condensed Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our prospectus filed on June 18, 2010 in connection with our initial public offering are those that depend most heavily on these judgments and estimates. At June 30, 2010, there had been no material changes to any of the Critical Accounting Policies therein.

Provision for Operational Losses

We have entered into an agreement with The Bancorp Bank to hold all deposit accounts opened by OneAccount holders. Although those deposit funds are held by The Bancorp Bank, we are liable to the bank for any uncollectible accountholder overdrafts and any other losses due to fraud or theft. We provide reserves for our estimated overdraft liability and our estimated uncollectible fees and the provision for these reserves is included within the costs of revenue on the condensed consolidated financial statements included in this report. Such reserve is based upon an analysis of outstanding overdrafts and historical repayment rates. For the years ended December 31, 2007, 2008 and 2009, we provided for additional reserves for operational losses related to uncollectible accountholder overdrafts of $2.6 million, $4.6 million and $5.5 million, respectively. For the three and six months ended June 30, 2010, we provided for additional reserves for operational losses related to uncollectible accountholder overdrafts of $2.2 and $4.1 million, respectively. If the financial condition of the accountholders were to deteriorate, thereby reducing their ability to make payments, additional reserves would be required.

Goodwill and Intangible Assets

Goodwill represents costs in excess of the fair value of consideration transferred over the fair values assigned to the underlying net identifiable assets of acquired businesses. Annual impairment testing of goodwill is assessed in accordance with ASC 350, “Intangibles—Goodwill and Other,” or ASC 350, which compares carrying values of the reporting units to fair values and, when appropriate, the carrying value of these assets is reduced to fair value.

Our goodwill balance is entirely attributable to our acquisition of IDC on November 19, 2009. As there were no significant changes to the business that occurred during the period between the acquisition date and the June 30, 2010 balance sheet date and given our significant growth and initial public offering price, we did not consider that a goodwill impairment analysis was necessary. We will perform an annual goodwill impairment analysis as of October 31, or whenever events or changes in circumstances indicate that an impairment may have occurred.

Reporting units are determined in accordance with ASC 280 “Segment Reporting”, or ASC 280, and ASC. We evaluate reporting units by first identifying their operating segments under ASC 280. We then evaluate each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, those components must be evaluated to determine if they must be aggregated into one or more reporting units. When determining if it is appropriate to aggregate a newly acquired operating segment with our existing operating segment, we evaluate the seller’s historical results for the newly acquired company and its future prospects. This evaluation generally includes the newly acquired operating segment’s budget and the actions that our management expects to take with respect to the recently acquired operating segment, as well as an evaluation of the likelihood that such actions will be implemented. If, after evaluating the future prospects, we determine that the two segments are economically similar within a reasonable period of time, the two operating segments would be aggregated.

Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. Actual cash flows arising from a particular reporting unit could vary from projected cash flows, which could imply different carrying values from those established at the date of acquisition, and which could result in impairment of such assets. If it is determined that an impairment has occurred, we would record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Through all periods ended June 30, 2010, we were not required to record any impairment on goodwill or indefinite-lived intangibles. As of June 30, 2010, there were no reporting units at risk of failing step one of the goodwill impairment test.

Stock-Based Compensation

We account for stock-based compensation expense in accordance with FASB ASC 718, “Compensation—Stock Compensation,” or ASC 718, which requires the measurement and recognition of compensation expense for share-based awards based on the estimated fair value on the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for stock options granted during the three and six months ended June 30, 2009 and 2010, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(unaudited)		(unaudited)
Expected term (1)	6.3 years	6.3 years	6.3 years	6.2 - 6.3 years
Expected volatility (2)	51.9%	51.8%	45.5 - 51.9%	51.7 - 51.8%

Risk-free rate (3)	2.8%	2.6%	2.2% - 2.8%	2.6% - 3.0%
Expected dividends (4)	None	None	None	None

(1)	Expected term is the period of time that the equity grants are expected to remain outstanding. We calculate the expected life of the options as prescribed under the provisions of ASC 718. We generally use the midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing.
(2)	Expected volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. We based our estimated volatility on the historical volatility of a peer group of publicly traded companies, which includes companies that are in the same industry or are competitors.
(3)	Risk-free rate is the average U.S. Treasury rate at the time of grant having a term that most closely approximates the expected term of the option.
(4)	We have never declared or paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

These options expire ten years from the date of grant. Options for our employees vest over periods ranging from one month to five years, with the majority vesting as follows: one-fifth of the granted options vest one year from the date of grant; the remaining four-fifths vest at a rate of 1/48 per month over the remaining four years of the vesting period. The board grants primarily incentive stock options, but occasionally grants nonqualified stock options to key members of management.

The amount of stock based compensation expense we recognize during a period is based on the portion of the awards that are ultimately expected to vest. We estimate option forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

Restricted stock is a stock award that entitles the holder to receive shares of our common stock as the award vests over time. The board had not granted restricted stock awards prior to 2009 when it granted a total of 43,344 shares to our executive officers. These awards vest over four years starting on the first anniversary of the grant. The fair value of each restricted stock award is estimated using the intrinsic value method that is based on the fair value price on the date of grant. Compensation expense for restricted stock awards is recognized ratably over the vesting period on a straight-line basis.

Generally, employees have received stock option grants when joining the company and then may have received periodic awards thereafter at the discretion of the board, although the timing of additional awards has previously not been made according to any established policy. The board intended all options to be granted with an exercise price equal to or greater than the per share fair value of our common stock underlying those options on the date of grant. On each of the grant dates during 2007, 2008, 2009 and 2010, the fair value of common stock underlying stock options granted was either estimated by the board on a contemporaneous basis with input from management and an independent valuation firm or was determined not to have increased since a prior valuation. Given the absence of a public trading market, our board considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each meeting at which stock option grants were approved. These factors included, but were not limited to, the following:

•	developments in our business;

•	issuances of our preferred stock;

•	the rights and preferences of our convertible preferred stock relative to our common stock;

•	independent valuations of our common stock;

•	the lack of marketability of our common stock;

•	the likelihood of achieving a liquidity event, given prevailing market conditions;

•	the per share value of any recent preferred stock financing and the amount of convertible preferred stock liquidation preferences;

•	our current and historical operating performance and current financial condition;

•	our operating and financial projections;

•	the stock price performance of a peer group comprised of selected publicly-traded companies identified as being comparable to us; and

•	economic conditions and trends in the broad market for stocks.

If we had made different assumptions and estimates, the amount of our recognized and to be recognized stock-based compensation expense could have been materially different. We believe that the board used reasonable methodologies, approaches and assumptions in determining the fair value of our common stock.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carry-forwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.

Income tax provision or benefit includes U.S. federal, and state and local income taxes and is based on pre-tax income or loss. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local taxes and our ability to use tax credits and net operating loss carry-forwards.

We follow the provisions of FASB ASC 740, “Income Taxes,” or ASC 740. ASC 740 clarifies the accounting for uncertainty in income taxes. It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters in income tax expense. All our tax years are subject to examination. All of our unrecognized tax benefit liability would affect our effective tax rate if recognized. We do not expect our unrecognized tax benefit liability to change significantly over the next 12 months.

Business Combinations

We follow the provisions of FASB ASC 805, “Business Combinations,” or ASC 805, which requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, affect the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.

Recent Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. As of the filing of this Report on Form 10-Q, there were no new accounting standards issued that we expect to have a material impact on our consolidated financial position, results of operations or liquidity.

In October 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-13 “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables and its performance within arrangements. The amendments also required providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating this new ASU.

In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition,” which indicates the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Companies can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This ASU is effective for fiscal years beginning after June 15, 2010. Early adoption is permitted. We are currently evaluating this new ASU.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Borrowings under our Credit Facility accrue interest at a rate equal to an adjusted Eurodollar rate plus a margin of between 1.75% and 3.75% per annum (depending on our funded debt to EBITDA ratio). The average effective interest rate on the loans drawn under the Credit Facility for the three and six months ended June 30, 2010 was 2.0%.

Item 4.	Controls and Procedures

Material weakness

In connection with the preparation of our condensed consolidated financial statements included in our prospectus filed on June 18, 2010 in connection with our initial public offering, we concluded that there were matters that constituted a material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of our condensed consolidated financial statements would not be prevented or detected on a timely basis by our employees in the normal course of performing their assigned functions.

In particular, we concluded that we did not have effective controls over the selection, application and monitoring of accounting policies related to earnings per share to ensure that such transactions were accounted for in conformity with GAAP.

We are in the process of remediating this material weakness, by, among other things, expanding our current finance and accounting staff, formalizing our accounting policies and internal controls documentation and strengthening supervisory reviews of our management. If we fail to fully remediate this material weakness or fail to otherwise maintain effective internal controls over financial reporting in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis and which could cause investors to lose confidence in our financial information and/or cause the price of our common stock to decline.

Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the end of the period covered by this report because of the material weakness discussed above under “Material weakness.”

Changes in internal control over financial reporting

Other than the remediation efforts noted above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 139-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We and our subsidiaries are involved in legal proceedings concerning matters arising in the ordinary course of our business, including the matters described below. Although the outcome of such proceedings, including the matters described below, cannot be predicted with certainty, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our business, financial condition or results of operations.

In February 2009, Higher One, Inc. filed a complaint against TouchNet Information Systems, Inc., or TouchNet, in the United States District Court for the District of Connecticut alleging patent infringement related to TouchNet’s offering for sale and sales of its “eRefund” product in violation of one of our patents. In the complaint, we sought a judgment that TouchNet has infringed our patent, a judgment that TouchNet pay damages and interest on damages to compensate us for infringement, an award of our costs in connection with this action and an injunction barring TouchNet from further infringing our patent. TouchNet answered the complaint and asserted a number of defenses and counterclaims, including that it does not infringe our patent, that our patent is invalid or unenforceable and certain allegations of unfair competition. In addition, TouchNet’s counterclaims sought dismissal of our claims with prejudice, declaratory judgment that TouchNet does not infringe our patent and that our patent is invalid or unenforceable, as well as an award of fees and costs related to the action, and an injunction permanently enjoining us from suing TouchNet regarding infringement of our patent. The parties are currently in the discovery stage of the proceeding. We intend to pursue the matter vigorously. There can be no assurances of our success in these proceedings.

On June 22, 2010, Higher One, Inc. provided notice and a certificate of claim for indemnity under the Stock Purchase Agreement by and among us and the stockholders of Informed Decision Corporation (“IDC”) dated November 19, 2009, arising from certain misrepresentations and breaches of warranty. At the same time, we deposited $8.25 million, equal to the remaining balance of the post-closing payments, with an escrow agent. The funds held in escrow are shown on the accompanying balance sheet as restricted cash pending resolution of the outstanding claims. On July 20, 2010, the former stockholders of IDC filed a complaint against us in the United States District Court for the Northern District of California (the “Complaint”) disputing the claimed purchase price adjustment, alleging breach of contract and anticipatory breach and seeking a declaratory judgment and injunctive decree that the post-closing payments be made in accordance with the schedule set forth in the Stock Purchase Agreement. Although we intend to defend the claims vigorously, we also hope to work towards negotiating a purchase price adjustment as settlement of our indemnity claim and the Complaint. There can be no assurances of our success in this matter. Due to the uncertainty of the outcome of the claim, we are unable to estimate any potential settlement at this time and continue to accrete interest on the acquisition payable to the original final payment due date of December 31, 2010. As of June 30, 2010, the acquisition payable of $8.25 million was recorded at its present value as a liability in the accompanying balance sheet and we had not recorded any potential gain or loss in connection with this claim.

Item 1A.	Risk Factors

RISK FACTORS

Our financial condition and results of operations are subject to various risks, uncertainties and other factors. These risks and uncertainties include, but are not limited to, the risk factors set forth below

The risks and uncertainties described in this report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs and have material adverse effects on our business, financial condition and results of operations could be seriously harmed.

Risks Related to Our Business

Our operating results may suffer because of substantial and increasing competition in the industries in which we do business.

The market for our products and services is competitive, continually evolving and, in some cases, subject to rapid technological change. Our disbursement services compete against all forms of payment, including paper-based transactions (principally cash and checks), electronic transactions such as wire transfers and Automated Clearing House, or ACH, payments and other electronic forms of payment, including card-based payment systems. Many competitors, including Sallie Mae, TouchNet Information Systems, Inc. and Nelnet, Inc., provide payment software, products and services that compete with those we offer. In addition, our OneAccount and OneCard products and services, which we provide through our bank partner, also compete with banks active in the higher education market, including U.S. Bancorp and Wells Fargo & Company. Future competitors may begin to focus on higher education institutions in a manner similar to us.

Many of our competitors have substantially greater financial and other resources than we have, may in the future offer a wider range of products and services and may use advertising and marketing strategies that achieve broader brand recognition or acceptance. In addition, our competitors may develop new products, services or technologies that render our products, services or technologies obsolete or less marketable. If we cannot continue to compete effectively against our competitors, our business, financial condition and results of operations will be materially and adversely affected.

The fees that we generate through our relationships with higher education institutions and their campus communities are subject to competitive pressures and are subject to change, which may materially and adversely affect our revenue and profitability.

We generate revenue from, among other sources, the banking services fees charged to our OneAccount holders, interchange fees related to purchases made through our OneCard debit and ATM cards, which our bank partner charges and remits to us, convenience fees from processing tuition payments on behalf of students, fees charged to our higher education institution clients and service fees that we receive from our bank partner based on amounts deposited in OneAccounts and prevailing interest rates.

In an increasingly price-conscious and competitive market, it is possible that to maintain our competitive position with higher education institutions, we may have to decrease the fees we charge institutions for our services. Similarly, in order to maintain our competitive position with our OneAccount holders, we may need to work with our bank partner to reduce banking services fees charged to our OneAccount holders.

MasterCard® could reduce the interchange rates, which it unilaterally sets and adjusts from time to time, and upon which our interchange revenue is dependent. In addition, our OneAccount holders may modify their spending habits and increase their use of ACH relative to their use of OneCards, as ACH payments are generally free, which could reduce the interchange fees remitted to us. Students may also become less willing to pay convenience fees when using our payment transaction services. If our fees are reduced as described above, our business, results of operations and prospects for future growth could be materially and adversely affected.

Fees for financial services are subject to increasingly intense legislative and regulatory scrutiny, which could have a material adverse effect on our business, financial condition, results of operations and prospects for future growth.

In 2009, approximately 88% of our revenue was generated from interchange fees, ATM fees, non-sufficient funds fees, other banking services fees and convenience fees. These fees, as well as the financial services industry in general, have undergone or will undergo substantial changes in the near future. These changes could impact our operations.

Effective July 1, 2010, the Federal Reserve Board amended Regulation E to limit the ability of financial institutions to assess an overdraft fee for paying ATM and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents, or opts in, to the institution’s payment of overdrafts for these services. In the absence of such a consent, a financial institution may not assess an overdraft fee on a consumer for an ATM or one-time debit card transaction.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, was signed into law. The Act will increase the already substantial regulation and oversight of the financial services industry and imposes restrictions on the ability of firms within the industry, including us, to conduct business consistent with historical practices. For example, under the Act, a Consumer Financial Protection Bureau will be established to regulate any person engaged in a “financial activity” in connection with a consumer financial product or service, including those, such as us, that process financial services products and services. The new agency will have regulatory authority for many of the laws to which we and The Bancorp Bank are subject and may have direct supervisory authority over us, and it will implement and oversee new regulations relating to consumer financial protection designed to prevent unfair, deceptive, and abusive practices in the offering of consumer financial products.

The Act also requires changes to be made to the manner in which merchants accept and process certain debit- and credit-card transactions. The Act, subject to certain exemptions, requires the Federal Reserve to impose limits on debit card interchange fees tied to the cost of processing the transaction, which may have the result of decreasing revenue to debit card issuers and processors. These restrictions technically will apply only to debit card issuers with assets in excess of $10 billion, although it is anticipated that smaller issuers, such as The Bancorp Bank, may also be impacted. Some federal, state, and local government-administered payment programs that use debit cards are exempt from this interchange fee restriction. Additionally, the Act permits merchants to offer a discount or other incentive to encourage use of one form of payment over another, and it prohibits restrictions on merchants’ choice of payment processing networks. The Act allows merchants to set a $10-or-higher minimum purchase threshold for credit card transactions, and it permits institutions of higher education and federal agencies—which constitute many of our clients—to impose maximum dollar amounts for credit-card purchases. In addition to these anticipated new federal law restrictions, individual state legislatures are reviewing interchange fees, and legislators in a number of states have proposed bills that purport to limit interchange fees or merchant discount rates or to prohibit their application to portions of a transaction.

Many of the provisions of the Act will not become effective until a year or more following its enactment and after the adoption and effectiveness of implementing regulations. The scope and impact of many of the Act’s provisions, moreover, will be determined through the rule making process. As a result, we cannot predict the ultimate impact of the Act on us or The Bancorp Bank at this time, nor can we predict the impact or substance of other future legislation or regulation. However, we believe that the Act, other recent changes in regulation, including the Regulation E changes summarized above, and legislation under consideration by the states could affect how we and our bank partner operate by significantly reducing the interchange fees, ATM fees, overdraft/non-sufficient funds fees, other banking services fees and convenience fees charged in respect of our services that drive our financial results. These regulatory and legislative changes could also increase our costs, impede the efficiency of our internal business processes or limit our ability to pursue business opportunities in an efficient manner. The occurrence of any of these risks could materially and adversely affect our business, financial condition and results of operations.

The convenience fees that we charge in connection with payment transactions are subject to change.

Most credit and debit card associations and networks permit us to charge convenience fees to students, parents or other payers who make online payments to our higher education institution clients through the SmartPay feature of our ePayment product using a credit or debit card. In 2009, these convenience fees accounted for substantially all of our payment transaction revenue, which is a trend we expect to continue going forward. While the majority of credit and debit card associations and networks routinely permit merchants and other third parties to charge these fees, it is not a ubiquitous practice in the payment industry. If these credit and debit card associations and networks change their policies in permitting merchants and other third-parties to charge these fees or otherwise restrict our ability to do so, our business, financial condition and results of operations could be materially and adversely affected.

There are risks associated with charging convenience fees.

Through our SmartPay service, which we acquired in connection with our acquisition of IDC, which we renamed Higher One Payments, Inc., in 2009, some of our higher education institution clients charge convenience fees to students, parents or other payers who make online payments using a credit or debit card. In light of the ongoing legislative efforts at financial regulatory reform, we recently examined the laws and regulations related to convenience fees. We found that these laws and regulations vary from state to state and certain states, including California, Florida, Massachusetts, New York and Texas, have laws that to varying degrees prohibit the imposition of a surcharge on a credit or debit cardholder who elects to use a credit or debit card in lieu of payment by cash, check or other means. The penalties for violating these laws vary from state to state and include, in certain circumstances, fines that could be significant.

We are not aware of any enforcement or civil action against a higher education institution or a third party service provider for charging convenience fees. We have nevertheless worked with our higher education institution clients to ensure that we can continue to provide the services they demand, while ensuring we are in compliance with these laws and regulations prospectively. The affected revenues to us are not significant. However, if one or more states or other parties initiates an action against us, we could be subject to a claim for significant fines or damages. Moreover, the institution of any such action could disrupt our operations or result in negative publicity, which could diminish our ability to attract new and retain existing clients, and could materially and adversely affect our prospects, business, financial condition and results of operations.

Our business depends on the current government financial aid regime that relies on the outsourcing of financial aid disbursements through higher education institutions.

In general, the U.S. federal government distributes financial aid to students through higher education institutions as intermediaries. Following the receipt of financial aid funds and the payment of tuition and other expenses, higher education institutions have typically processed refund disbursements to students by preparing and distributing paper checks. Our OneDisburse® service provides our higher education institution clients an electronic system for improving the administrative efficiency of this refund disbursement process. If the government, through legislation or regulatory action, restructured the existing financial aid regime in such a way that reduced or eliminated the intermediary role played by financial institutions serving higher education institutions or limited or regulated the role played by service providers such as us, our business, results of operations and prospects for future growth could be materially and adversely affected.

We depend on our relationship with higher education institutions and, in turn, student usage of our products and services for future growth of our business.

Our future growth depends, in part, on our ability to enter into agreements with higher education institutions. While we have experienced significant growth since 2002 in the number of our higher education institution clients, our contracts with these clients can generally be terminated at will and, therefore, there can be no assurance that we will be able to maintain these clients. We may also be unable to maintain our agreements with these clients on terms and conditions acceptable to us. In addition, we may not be able to continue to establish new relationships with higher education institution clients at our historical growth rate or at all. The termination of our current client contracts or our inability to continue to attract new clients could have a material adverse effect on our business, financial condition and results of operations.

Not only are establishing new client relationships and maintaining current ones critical to our business, but they are also essential components of our strategy for maximizing student usage of our products and services and attracting new student customers. A reduction in enrollment, a failure to attract and maintain student customers, as well as any future demographic trends that reduce the number of higher education students could materially and adversely affect our capability for both revenue and cash generation and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

A change in the availability of financial aid, as well as budget constraints, could materially and adversely affect our financial performance by reducing demand for our services.

The higher education industry depends heavily upon the ability of students to obtain financial aid. As part of our contracts with our higher education institution clients that use OneDisburse®, students’ financial aid and other refunds are sent to us for disbursement. The fees that we charge most of our OneDisburse® clients are based on the number of financial aid disbursements that we make to students. In addition, our relationships with OneDisburse® higher education institution clients provide us with a market for OneAccounts, from which we derive a significant proportion of our revenues. Consequently, a change in the availability of financial aid that restricted client use of our OneDisburse® product or otherwise limited our ability to attract new higher education institution clients could materially and adversely affect our financial performance. Future legislative and executive branch efforts to reduce the U.S. federal budget deficit or worsening economic conditions may require the government to severely curtail its financial aid spending, which could materially and adversely affect our business, financial condition and results of operations.

Global economic and other conditions may adversely affect trends in consumer spending, which could materially and adversely affect our business, financial condition and results of operations.

A decrease in consumer confidence due to the weakening of the global economy may cause decreased spending among our student customers and may decrease the use of our OneAccount and OneCard products and services. Increases in college tuition alongside stagnation or reduction in available financial aid may also restrict spending among college students and the size of disbursements, reducing the use of our OneAccount and OneCard products and services and demand for our disbursement services, which could materially and adversely affect our business, financial condition and results of operations.

We rely on our bank partner for certain banking services, and a change in relationship with our bank partner or its failure to comply with certain banking regulations could materially and adversely affect our business.

As the provider of Federal Deposit Insurance Corporation, or FDIC, -insured depository services for all of our OneAccounts, as well as other banking functions, such as supplying cash for our ATM machines, The Bancorp Bank, our bank partner, provides third-party services that are critical to our student-oriented banking services. If any material adverse event were to affect The Bancorp Bank, including a significant decline in its financial condition, a decline in the quality of its service, loss of deposits, its inability to comply with applicable banking and financial service regulatory requirements, systems failure or its inability to pay us fees, our business, financial condition and results of operations could be materially and adversely affected. If we were required to change banking partners, we could not accurately predict the success of such change or that the terms of our agreement with a new banking partner would be as favorable to us, especially in light of the recent consolidation in the banking industry, which has rendered the market for FDIC-insured retail banking services less competitive.

We outsource critical operations, which exposes us to risks related to our third-party vendors.

We have entered into contracts with third-party vendors to provide critical services, technology and software in our operations. These outsourcing partners include: Fiserv, which provides back-end account and transaction data processing for OneAccounts and OneCards; MasterCard®, which provides the payment network for our OneCards, as well as for certain other transactions; Comerica Incorporated and Global Payments, which provide transaction processing and banking services for payment processing related to the SmartPay feature of our ePayment service; and Terremark and Neospire, which provide web and application hosting services in secure data centers.

Accordingly, we depend, in part, on the services, technology and software of these and other third-party service providers. In the event that these service providers fail to maintain adequate levels of support, do not provide high quality service, discontinue their lines of business, terminate our contractual arrangements or cease or reduce operations, we may be required to pursue new third-party relationships, which could materially disrupt our operations and our ability to provide our products and services, and could divert management’s time and resources. Replacement technology or services provided by replacement third-party vendors could be more expensive than those we have currently, while the process of transitioning services and data from one provider to another can be complicated and time consuming. If we are unable to complete a transition to a new provider on a timely basis, or at all, we could be forced to temporarily or permanently discontinue certain services, which could disrupt services to our customers and adversely affect our business, financial condition and results of operations. We may also be unable to establish comparable new third-party relationships on as favorable terms or at all, which could materially and adversely affect our business, financial condition and results of operations.

Termination of, or changes to, the MasterCard® association registration could materially and adversely affect our business, financial condition and results of operations.

We and our bank partner, which issues our OneCards, are subject to MasterCard® association rules that could subject us to a variety of fines or penalties that may be levied by MasterCard® for acts or omissions by us or businesses that work with us. The termination of the card association registration held by us or our bank partner or any changes in card association or other network rules or standards, including interpretation and implementation of existing rules or standards, that increase the cost of doing business or limit our ability to provide our products and services could materially and adversely affect our business, financial condition and results of operations.

Breaches of security measures, unauthorized access to or disclosure of data relating to our clients, fraudulent activity, and infrastructure failures could materially and adversely affect our reputation or harm our business.

Our higher education institution clients and student OneAccount holders disclose to us certain “personally identifiable” information, including student contact information, identification numbers and the amount of credit balances, which they expect we will maintain confidentially. It is possible that hackers, customers or employees acting unlawfully or contrary to our policies, or other individuals, could improperly access our or our vendors’ systems and obtain or disclose data about our customers. Further, because customer data may also be collected, stored, or processed by third party vendors, it is possible that these vendors could intentionally or negligently disclose data about our clients or customers.

We rely to a large extent upon sophisticated information technology systems, databases, and infrastructure, and take reasonable steps to protect them. However, due to their size, complexity, content and integration with or reliance on third party systems they are potentially vulnerable to breakdown, malicious intrusion, natural disaster and random attack, all of which pose a risk that sensitive data may be exposed to unauthorized persons or to the public.

A breach of our information systems could lead to fraudulent activity, including with respect to our OneCards, such as identity theft, losses on the part of our banking customers, additional security costs, negative publicity and damage to our reputation and brand. In addition, our customers could be subject to scams that may result in the release of sufficient information concerning themselves or their accounts to allow others unauthorized access to their accounts or our systems (e.g., “phishing” and “smishing”). Claims for compensatory or other damages may be brought against us as a result of a breach of our systems or fraudulent activity. If we are unsuccessful in defending against any resulting claims against us, we may be forced to pay damages, which could materially and adversely affect our profitability.

In addition, a significant incident of fraud or an increase in fraud levels generally involving our products, such as our OneCards, could result in reputational damage to us, which could reduce the use of our products and services. Such incidents of fraud could also lead to regulatory intervention, which could increase our compliance costs. See “Legal and Regulatory Risks,” below in these Risk Factors. We are subject to substantial federal and state governmental regulation that could change and thus force us to make modifications to our business. Compliance with the various complex laws and regulations is costly and time consuming, and failure to comply could have a material adverse effect on our business. Additionally, increased regulatory requirements on our services may increase our costs, which could materially and adversely affect our business, financial condition and results of operations. Accordingly, account data breaches and related fraudulent activity could have a material adverse effect on our future growth prospects, business, financial condition and results of operations.

A disruption to our systems or infrastructure could damage our reputation, expose us to legal liability, cause us to lose customers and revenue, result in the unintentional disclosure of confidential information or require us to expend significant efforts and resources or incur significant expense to eliminate these problems and address related data and security concerns. The harm to our business could be even greater if such an event occurs during a period of disproportionately heavy demand for our products or services or traffic on our systems or networks.

Providing disbursement services to higher education institutions is an emerging and uncertain business; if the market for our products does not continue to develop, we will not be able to grow this portion of our business.

Our success will depend, in part, on our ability to generate revenues by providing financial transaction services to higher education institutions and their students. The market for these services has only recently developed and the viability and profitability of this market is unproven. Our business will be materially and adversely affected if we do not develop and market products and services that achieve and maintain market acceptance. Outsourcing disbursement services may not become as widespread in the higher education industry as we anticipate, and our products and services may not achieve continued commercial success. In addition, higher education institution clients could discontinue using our services and return to in-house disbursement and payment solutions. If outsourcing disbursement services do not become widespread or if higher education institution clients return to their prior methods of disbursement, our growth prospects, business, financial condition and results of operations could be materially and adversely affected.

Our business depends on a strong brand and a failure to maintain and develop our brand in a cost-effective manner may hurt our ability to expand our customer base.

Maintaining and developing the “Higher One®,” “OneDisburse®” and “CASHNet®” brands is critical to expanding and maintaining our base of higher education institution clients and student OneAccount holders. We believe the importance of brand recognition will increase as competition in our market further intensifies. Maintaining and developing our brand will depend largely on our ability to continue to provide high-quality products and services at cost effective and competitive prices, as well as after-sale customer service. While we intend to continue investing in our brand, we cannot predict the success of these investments. If we fail to maintain and enhance our brand, if we incur excessive expenses in this effort or if our reputation is otherwise tainted, including by association with the wider financial services industry, we may be unable to maintain loyalty among our existing customers or attract new customers, which could materially and adversely affect our business, financial condition and results of operations.

Our business will suffer if we fail to successfully integrate acquired businesses and technologies or to appropriately assess the risks in particular transactions.

We have in the past acquired, and may in the future acquire, businesses, technologies, services, product lines and other assets. For example, in November 2009, we acquired IDC, which we renamed Higher One Payments, Inc., which provides payment services to higher education institutions, and have begun to integrate its operations with our business. The successful integration of Higher One Payments, Inc. into our operations, along with any other businesses that we acquire in the future, on a cost-effective basis, may be critical to our future performance. If we do not successfully integrate a strategic acquisition, or if the benefits of the transaction do not meet the expectations of financial or industry analysts, the market price of our common stock may decline. The amount and timing of the expected benefits of any acquisition, including potential synergies between our current business and the acquired business, are subject to significant risks and uncertainties. These risks and uncertainties include, but are not limited to:

•	the diversion of management’s time and resources from our core business;

•	our ability to retain or replace key personnel of the acquired business, including management and key sales force members;

•	our ability to maintain relationships with the customers of the acquired business;

•	our ability to integrate common disclosure controls and procedures, internal controls over financial reporting and accounting policies;

•	the assumption of disclosed and undisclosed liabilities, including tax liabilities;

•

the indemnification agreements with the sellers of the acquired business, under which we have made a claim against the former stockholders of IDC, may be unenforceable or insufficient to cover tax or other liabilities, see “Legal Proceedings, above in Part II, Item 1 of this report”;

•	our ability to educate and train a combined sales force and cross-sell the combined products and services to our combined client base;

•	our ability to integrate the combined products, services and technology;

•	flaws in the acquired business’ technology;

•	inaccuracies in the acquired business’ books and records and any weaknesses in its internal controls;

•	the existence of intellectual property infringement claims;

•	our ability to coordinate organizations that are geographically diverse and that have different business cultures;

•	our ability to integrate common legal, compliance, operational, financial and informational processes and systems; and

•	our ability to comply with the regulatory requirements applicable to the acquired business.

As a result of these risks, we may not be able to achieve the expected benefits of any acquisition. If we are unsuccessful in integrating Higher One Payments, Inc. or completing an acquisition that we may pursue in the future, we would be required to reevaluate our growth strategy and we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete and integrate the acquisition. Even if we are successful in completing and integrating an acquired business, the acquired businesses may not perform as we expect or enhance the value of our business as a whole.

Failure to manage future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

The continued rapid expansion and development of our business may place a significant strain upon our management and administrative, operational and financial infrastructure. As of June 30, 2010, we had approximately 1.2 million OneAccounts, representing growth of 82% from June 30, 2009. In 2009, our total revenue, adjusted EBITDA, adjusted net income and net income were approximately $75.5 million, $30.5 million, $18.1 million and $14.2 million, respectively, which represents three-year compounded annual growth rates over 2006 of approximately 68%, 192%, 74% and 62%, respectively. See ““Management’s Discussion and Analysis of Financial Condition and Results of Operations” above in Part I of this report for definitions of adjusted EBITDA and adjusted net income and reconciliations to net income. Our growth strategy contemplates further increasing the number of our higher education institution clients and student banking customers at relatively similar growth rates, however, the rate at which we have been able to establish relationships with our customers in the past may not be indicative of the rate at which we will be able to establish additional customer relationships in the future.

Our success will depend in part upon the ability of our executive officers to manage growth effectively. Our ability to grow also depends upon our ability to successfully hire, train, supervise, and manage new employees, obtain financing for our capital needs, expand our systems effectively, control increasing costs, allocate our human resources optimally, maintain clear lines of communication between our operational functions and our finance and accounting functions, and manage the pressures on our management and administrative, operational and financial infrastructure. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we continue to expand our operations or that we will be able to manage growth effectively or to achieve further growth at all. Similarly, there can be no assurance that we will be able to effectively control the increasing costs and manage the additional demands placed on our finance and accounting staff and on our financial, accounting and information systems caused by our need to comply with public company requirements, such as those relating to disclosure controls and procedures and internal control over financial reporting. If our business does not continue to grow or if we fail to effectively manage any future growth or the increased costs and administrative burdens of being a public company, our business, financial condition and results of operations could be materially and adversely affected.

The length and unpredictability of the sales cycle for signing potential higher education institution clients could delay new sales of our products and services, which could materially and adversely affect our business, financial condition and results of operations.

The sales cycle between our initial contact with a potential higher education institution client and the signing of a contract with that client can be lengthy. As a result of this lengthy sales cycle, our ability to forecast accurately the timing of revenues associated with new sales is limited. Our sales cycle varies widely due to significant uncertainties, over which we have little or no control, including:

•

the individual decision-making processes of each higher education institution client, which typically include extensive and lengthy evaluations and require us to spend substantial time, effort and money educating each client about the value of our products and services;

•	the budgetary constraints and priorities and budget cycle of each higher education institution client; and

•	the reluctance of higher education staff to change or modify existing processes and procedures.

In addition, there is no guarantee that a potential client will sign a contract with us even after we spend substantial time, effort and money on the potential client. A delay in our ability or a failure to enter into new contracts with potential higher education institutional clients could materially and adversely affect our business, financial condition and results of operations.

Our business and future success may suffer if we are unable to cross-sell our products and services.

A significant component of our growth strategy is dependent on our ability to cross-sell products and services to new and existing customers. In particular, we expect our ability to successfully cross- sell our disbursement services to our payment services clients and our payment services to our disbursement services clients, to be a material part of this strategy. We may not be successful in cross-selling our products and services because our customers may find our additional products and services unnecessary or unattractive. Our failure to sell additional products and services to new and existing customers could have a material adverse effect on our prospects, business, financial condition and results of operations.

Our ability to generate revenue could suffer if we do not continue to update and improve our existing products and services and develop new ones.

The industry for electronic financial transactions, including disbursement services, is generally subject to rapid and significant technological changes, including continuing developments of technologies in the areas of smart cards, radio frequency and proximity payment devices (such as contactless cards), electronic commerce and mobile commerce, among others. While we cannot predict how these technological changes will affect our business, we believe that disbursement services to the higher education industry will be subject to a similar degree of technological change and that new services and technologies for the industry will emerge in the medium-term. As a result, these new services and technologies may be superior to, or render obsolete, the technologies we currently use in our products and services. In addition, the products and services we develop may not be able to compete with the alternatives available to our customers. Our future success will depend, in part, on our ability to adapt to technological changes and evolving industry standards.

We make substantial investments in improving our products and services, but we have no assurance that our investments will be successful. Our growth prospects, business, financial condition and results of operations will be materially and adversely affected if we do not develop products and services that achieve broad market acceptance with our current and potential customers.

We depend on our founders and other key members of executive management and the loss of their services could have a material adverse effect on our business.

We substantially depend on the efforts, skill and reputations of our founders and senior management team including: Dean Hatton (President and CEO), Mark Volchek (Founder and CFO), Miles Lasater (Founder and COO), Casey McGuane (Chief Service Officer) and Robert Reach (Chief Sales Officer). We do not currently maintain key person life insurance policies with respect to our executive officers. None of our executive officers have entered into employment agreements with us, leaving them free to terminate their involvement with us at any time and/or to pursue other opportunities. The loss of any of our executive officers or founders could have a material adverse effect on our ability to manage our company, growth prospects, business financial condition and results of operations.

We may be liable to our customers or lose customers if we provide poor service or if our systems or products experience failures.

We must fulfill our contractual obligations with respect to our products and services and maintain high quality service to meet the expectations of our customers. Failure to meet these expectations or fulfill our contractual obligations could cause us to lose customers and bear additional liability.

Because of the large amount of data we collect and manage, hardware failures and errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain significant inaccuracies. For example, errors in our processing systems could delay disbursements or cause disbursements to be made in the wrong amounts or to the wrong person. Our systems may also experience service interruptions as a result of undetected errors or defects in our software, fire, natural disasters, power loss, disruptions in long distance or local telecommunications access, fraud, terrorism, accident or other similar reason, in which case we may experience delays in returning to full service, especially with regard to our data centers and customer service call centers. If problems such as these occur, our customers may seek compensation, withhold payments, seek full or partial refunds, terminate their agreements with us or initiate litigation or other dispute resolution procedures. In addition, we may be subject to claims made by third parties also affected by any of these problems.

Our ability to limit our liabilities by contract or through insurance may be ineffective or insufficient to cover our future liabilities.

We attempt to limit, by contract, our liability for damages arising from our negligence, errors, mistakes or security breaches. Contractual limitations on liability, however, may not be enforceable or may otherwise not provide sufficient protection to us from liability for damages. We maintain liability insurance coverage, including coverage for errors and omissions. It is possible, however, that claims could exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may delay market acceptance of our products and services, any of which could materially and adversely affect our reputation and our business.

If we are unable to protect or enforce our intellectual property rights, we may lose a competitive advantage and incur significant expenses.

Our business depends on certain registered and unregistered intellectual property rights and proprietary information. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and technical measures (such as the password protection and encryption of our data and systems) to protect our technology and intellectual property rights, including our proprietary software. Existing laws afford only limited protection for our intellectual property rights. Intellectual property rights or registrations granted to us may provide an inadequate competitive advantage to us or be too narrow to protect our products and services. Similarly, there is no guarantee that our pending applications for intellectual property protection will result in registrations or issued patents or sufficiently protect our rights. The protections outlined above may not be sufficient to prevent unauthorized use, misappropriation or disclosure of our intellectual property or technology and may not prevent our competitors from copying, infringing, or misappropriating our products and services. We cannot be certain that others will not independently develop, design around or otherwise acquire equivalent or superior technology or intellectual property rights. If we are unable to adequately protect our intellectual property rights, our business and growth prospects could be materially and adversely affected.

One or more of our issued patents or pending patent applications may be categorized as so-called “business method” patents. The general validity of software patents and business method patents has been challenged in a number of jurisdictions, including the United States. On June 28, 2010, the United States Supreme Court determined that a certain “business method” amounting to abstract ideas was not patentable. However, the Court stated that some business methods are patentable under the Patent Act, and reaffirmed that patent eligibility should be broad and open. Although the Court’s decision provides little guidance on patentability of our business methods, our patents could become less valuable or unenforceable if additional requirements are imposed that our patents do not meet.

From time to time, we seek to enforce our intellectual property rights against third parties, such as through our current litigation against TouchNet. See “Legal Proceedings” above in Part II, Item 1 of this Form 10-Q. The fact that we have intellectual property rights, including registered intellectual property, may not guarantee success in our attempts to enforce these rights against third parties. Our ability and potential success in enforcing our rights is also subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights. When we seek to enforce our rights, we may be subject to claims that our intellectual property rights are invalid, otherwise unenforceable, or are licensed to the party against whom we are asserting the claim. In addition, our assertions of intellectual property rights may result in the other party seeking to assert various claims against us, including its own alleged intellectual property rights, claims of unfair competition, or other claims. Furthermore, enforcing our intellectual property and other proprietary rights can be expensive. Any increase in the unauthorized use of our intellectual property could make it more expensive or less profitable to do business and consequently harm our operating results.

Intellectual property infringement claims against us could be costly and time-consuming to defend and if we are unsuccessful in our defense could have a material adverse effect on our business, financial condition and results of operations.

Third parties may assert, including by means of counter-claims against us as a result of the assertion of our intellectual property rights, that our products, services or technology, or the operation of our business, violate their intellectual property rights. As the number of competitors in our industry increases and the functionality of technology offerings further overlap, such claims and counter-claims could become more common. We cannot be certain that we do not or will not infringe third parties’ intellectual property rights.

Any intellectual property claim against us, regardless of its merit, could result in significant liabilities to our business. Depending on the nature of such claim, our business may be disrupted, our management’s attention and other company resources may be diverted and we may be required to redesign our products and services or to enter into royalty or licensing agreements in order to obtain the rights to use necessary technologies, which may not be available on terms acceptable to us, if at all. If we cannot redesign our products and services or license necessary technologies, we may be subject to the risk of injunctive relief and/or significant damage awards, which are complex, subjective and hard to predict, and subsequently we may not be able to offer or sell a particular product or service, or a family of products or services.

Any intellectual property claim against us could be expensive and time consuming to defend. Insurance may not cover or be insufficient for such claim, or may not be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results. Even if we have an indemnification arrangement with a third party to indemnify us against an intellectual property claim, such indemnifying party may be unable or fail to uphold its contractual obligations to us. If any infringement or other intellectual property claim that is brought against us is successful, our business, operating results and financial condition could be materially and adversely affected.

General economic conditions may adversely affect our ability to raise capital in the future.

We may need or seek additional financing in the future to refinance our existing credit facility, fund our operations, fund acquisitions, develop additional products and services or implement other projects. As of June 30, 2010, Higher One, Inc. had no borrowings outstanding under its senior secured revolving credit facility, or Credit Facility. Given the state of the current credit environment resulting from, among other things, the general weakening of the global economy, it may be difficult to refinance our existing credit facility or obtain any additional financing on acceptable terms, which could have an adverse effect on our business, financial condition and results of operations. In addition, if, as a result of the current conditions in the credit markets, the lender under our current credit agreement or any other lender under any future credit agreement is unable to fund borrowings under that agreement, our liquidity could be adversely affected.

The terms of our credit agreement may restrict our current and future operations, which would adversely affect our ability to respond to changes in our business and to manage our operations.

Our credit agreement contains, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	create liens;

•	make investments and acquisitions;

•	incur additional debt;

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions;

•	dispose of assets;

•	pay dividends or make any other distributions with respect to our stock;

•	issue stock, warrants, options or other rights to purchase stock or securities convertible into or exchangeable for shares of stock;

•	engage in any material line of business substantially different from the lines of business we currently conduct or any business substantially related or incidental thereto; and

•	enter into transactions with affiliates.

Our ability to comply with these covenants may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants or alternative sources of funding. We cannot assure you that such waivers, amendments or alternative sources of funding could be obtained, or if obtained, would be on terms acceptable to us.

Our credit agreement also requires us to maintain certain liquidity levels and financial ratios, including a maximum total leverage ratio and a minimum interest coverage ratio. A failure by us to comply with the covenants or financial ratios contained in our credit agreement could result in an event of default which could adversely affect our ability to respond to changes in our business and manage our operations. An event of default would also occur under our credit agreement if we undergo a change of control or if we experience a material adverse change in our operations, condition or prospects. In the event of any default under our credit agreement, the lender could elect to declare all amounts outstanding to be due and payable and require us to apply all of our available cash to repay these amounts. The acceleration of indebtedness under our credit agreement could have a material adverse effect on our business, financial condition and results of operations.

As a holding company, our main source of cash is distributions from our operating subsidiaries.

We, Higher One Holdings, Inc., conduct all of our operations through our subsidiaries. Accordingly, our main cash source is dividends and other distributions from these subsidiaries. The ability of each subsidiary to make distributions depends on the funds that a subsidiary has from its operations in excess of the funds necessary for its operations, obligations or other business plans. Since our subsidiaries are wholly owned by us, our claims will generally rank junior to all other obligations of the subsidiaries. If our operating subsidiaries are unable to make distributions, our growth may slow after the proceeds of this offering are exhausted, unless we are able to obtain additional debt or equity financing. In the event of a subsidiary’s liquidation, there may not be assets sufficient for us to recoup our investment in the subsidiary.

Legal and Regulatory Risks

We are subject to substantial federal and state governmental regulation that could change and thus force us to make modifications to our business. Compliance with the various complex laws and regulations is costly and time consuming, and failure to comply could have a material adverse effect on our business. Additionally, increased regulatory requirements on our services may increase our costs, which could materially and adversely affect our business, financial condition and results of operations.

As a payments processor to higher education institutions that takes payment instructions from institutions and their constituents, including students and employees, and gives them to our bank partner, we are directly or indirectly subject to a variety of federal and state laws and regulations. Our contracts with most of our higher education institution clients and our bank partner require us to comply with applicable laws and regulations, including, where applicable:

•

regulations promulgated by the United States Department of Education regarding the handling of student financial aid funds received by institutions on behalf of their students under Title IV of the Higher Education Act, or Title IV;

•	the Family Educational Rights and Privacy Act, or FERPA;

•	the Electronic Fund Transfer Act and Regulation E promulgated thereunder;

•	the USA PATRIOT Act and related anti-money laundering requirements; and

•	certain federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of the Gramm-Leach-Bliley Act of 1999, or GLBA.

Higher Education Regulations

Third-Party Servicer. Because of the services we provide to some institutions with regard to the handling of Title IV funds, the Department of Education may deem us to be a “third-party servicer” under the Title IV regulations. Those regulations require a third-party servicer annually to submit a compliance audit conducted by outside independent auditors that covers the servicer’s Title IV activities. Although we do not believe that there is a material risk that we will be deemed a “third-party servicer,” each year we submit a “Compliance Attestation Examination of the Title IV Student Financial Assistance Programs” audit to the Department of Education, which includes a report by an independent audit firm. We also provide this audit report to clients upon request to help them fulfill their compliance audit obligations as Title IV participating institutions.

If we were deemed to be a third-party servicer, certain other Title IV regulations would apply to our business. These include, for example, regulations making a third-party servicer jointly and severally liable with its client institution for any liability to the Department of Education arising out of the servicer’s violation of Title IV or its implementing regulations, which could subject us to material fines related to acts or omissions of entities beyond our control. The Department of Education is also empowered to limit, suspend or terminate the violating servicer’s eligibility to act as a third-party servicer and to impose significant civil penalties on the violating servicer. In the event the Department of Education concluded that we were a third-party servicer, had violated Title IV or its implementing regulations and should be subject to one or more of these sanctions, our business and results of operations could be material and adversely affected. There is limited enforcement and interpretive history of Title IV regulations.

FERPA. Our higher education institution clients are subject to FERPA, which prohibits educational institutions that receive any federal funding from disclosing certain personally identifiable information of any student to third parties without the student’s consent, subject to certain exceptions. Our higher education institution clients disclose to us certain information concerning their students, including contact information, student identification numbers and the amount of students’ credit balances. We believe that our higher education institution clients may disclose this information to us pursuant to one or more exceptions to FERPA disclosure prohibition. However, if we do not fall into one of these exceptions or if future changes to legislation or regulations required student consent before our higher education institution clients could disclose this information to us, a sizeable number of students may cease using our products and services, which could materially and adversely affect our business, financial condition and results of operations.

Additionally, as we are indirectly subject to FERPA, we may not permit the transfer of any personally identifiable information to another party other than in a manner in which a higher education institution may disclose it. In the event that we re-disclose student information in violation of this requirement, FERPA requires our clients to suspend our access to any such information for a period of five years. Any such suspension could have a material adverse effect on our business, financial condition or results of operations.

State Laws. We may also be subject to similar state laws and regulations that restrict higher education institutions from disclosing certain personally identifiable information of students. For example, an Illinois law passed in 2009 prohibits certain public higher education institutions in Illinois from providing personally identifiable information of students to businesses that issue credit or debit cards.

Regulation of OneAccounts

Anti-Money Laundering; USA PATRIOT ACT; OFAC. The Bancorp Bank, our bank partner, is an insured depository institution and funds held at our bank partner are insured by the FDIC up to applicable limits. As an insured depository institution, our bank partner is subject to comprehensive government regulation and, in the course of making its services available to our customers, we are required to assist the bank in complying with certain of its regulatory obligations. In particular, the anti-money laundering provisions of the USA PATRIOT Act require that customer identifying information be obtained and verified whenever a bank account is established. For example, because we facilitate the opening of deposit accounts at The Bancorp Bank on behalf of our customers, we assist the bank in collecting the basic customer identification information that is necessary to open an account. In addition, both we and The Bancorp Bank are subject to the laws and regulations enforced by the Office of Foreign Assets Control, which prohibit U.S. persons from engaging in transactions with certain prohibited persons. Our failure to comply with any of these laws or rights could materially and adversely affect or business, financial credit and results of operations.

Compliance; Audit. As a service provider to an insured depository institution, we are required under federal law to agree to submit to examination by our bank partner’s primary federal regulator, which is currently the FDIC. We also are subject to audit by our bank partner to ensure that we comply with our obligations to it appropriately. Failure to comply with our responsibilities properly could negatively affect our operations. Our bank partner is required under its agreement with us to, and we rely on our bank partner’s ability to, comply with state and federal banking regulations. The failure of our bank partner to maintain regulatory compliance could result in significant disruptions to our business and have a material adverse effect on our business, financial condition and results of operations.

Electronic Fund Transfer Act; Regulation E. The Bancorp Bank provides demand deposit services for OneAccounts through a private label relationship. We provide processing services for these OneAccounts for The Bancorp Bank. These services are subject to, among other things, the requirements of the Electronic Fund Transfer Act and the Federal Reserve Board’s Regulation E, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of ATMs, debit cards and other electronic banking services. We may assist our bank partner with fulfilling its compliance obligations pursuant to these requirements. See “—Fees for financial services are subject to increasingly intense legislative and regulatory scrutiny, which could have a material adverse effect on our business, financial condition, results of operations and prospects for future growth, above in the Risk Factors of this report. Failure to comply with applicable regulations could materially and adversely affect our business, financial condition and results of operations.

Money Transmitter Regulations. Because our technology services are provided in connection with the financial products of our bank partner, our activities are occasionally reviewed by regulatory agencies to ensure that we do not impermissibly engage in activities that require licensing at the state or federal level. In the ordinary course of business, we receive letters and inquiries concerning the nature of our business as it applies to state “money transmitter” licensing and regulations from different state regulatory agencies. If a state agency were to conclude that we are required to be licensed as a “money transmitter,” we may need to undergo a costly licensing process in that state, and failure to comply could be a violation of state and potentially federal law.

Privacy and Data Regulation

We are subject to laws and regulations relating to the collection, use, retention, security and transfer of personally identifiable information and data regarding our customers and their financial information. In addition, we are bound by our own privacy policies and practices concerning the collection, use and disclosure of user data, which are posted on certain of our websites.

In conjunction with the disbursement, payroll and tuition payment services we make available through our bank partner, it is necessary to collect certain information from our customers (such as bank account and routing numbers) to transmit to the bank. The bank uses this information to execute the funds transfers requested by our customers, which are effected primarily by means of ACH networks and other wire transfer systems, such as FedWire. To the extent the data required by these electronic funds networks change, the information that we will be required to request from our clients may also change.

We are subject, either directly or by virtue of our contractual relationship with our bank partner, to the privacy and security standards of the GLBA privacy regulations, as well as certain state data protection laws and regulations. The GLBA privacy regulations require that we develop, implement and maintain a written comprehensive information security program prescribing safeguards that are appropriate to our size and complexity, the nature and scope of our activities and the sensitivity of any personally identifiable information we access for processing purposes or otherwise maintain. As a service provider of The Bancorp Bank, we also are limited in our use and disclosure of the personal information we receive from the bank, which we may use and disclose only for the purposes for which it was provided to us and consistent with the bank’s own data privacy and security obligations. We also are subject to the standards set forth in guidance on data security issued by the Federal Financial Institution Examination Council, as well as the data security standards imposed by the card associations, including Visa, Inc., and MasterCard International. In addition, we are subject to similar data security breach laws enacted by a number of states. Several other states are considering similar legislation.

Any failure or perceived failure by us to comply with any legal or regulatory requirements or orders or other federal or state privacy or consumer protection-related laws and regulations, or with our own privacy policies, could result in fines, sanctions, litigation, negative publicity, limitation of our ability to conduct our business and injury to our reputation, any of which could materially and adversely affect our business, financial condition and results of operations.

New legislation and regulations in this area have been proposed, both at the federal and state level. Such measures, including pending Federal legislation, would potentially impose additional obligations on us, including requiring that we provide notifications to consumers and government authorities in the event of a data breach or unauthorized access or disclosure, beyond what state law already requires. The interpretation of pending legislation and regulations, as well as some of the existing laws and regulations, is evolving and, therefore, these laws and regulations may be applied inconsistently. Under some interpretations, it is possible that our current data protection policies and practices may be deemed inconsistent with legal requirements, and breaches in the security of our technology systems and infrastructure could result in a violation of these laws and regulations. These laws and regulations could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business.

Compliance

We monitor our compliance through a robust internal audit program. Our full-time internal auditor works with a third-party internal audit firm to conduct annual reviews to ensure compliance with the regulatory requirements described above. The costs of these audits and the costs of complying with the applicable regulatory requirements are significant. Increased regulatory requirements on our products and services, such as in connection with the matters described above, could materially increase our costs or reduce revenue.

It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. The imposition of any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business. In addition, many of these laws and regulations are evolving, unclear and inconsistent across various jurisdictions. If we were deemed to be in violation of any laws or regulations that are currently in place or that may be promulgated in the future, including but not limited to those described above, we could be exposed to financial liability and adverse publicity or forced to change our business practices or stop offering some of our products and services. We also could face significant legal fees, delays in extending our product and services offerings, and damage to our reputation that could harm our business and reduce demand for our products and services. Even if we are not required to change our business practices, we could be required to obtain licenses or regulatory approvals that could cause us to incur substantial costs and delays.

Current and future litigation against us could be costly and time-consuming to defend.

We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business. Litigation may result in substantial costs and may divert management’s attention and resources, which may materially and adversely affect our business, financial condition and results of operations. In addition, legal claims that have not yet been asserted against us may be asserted in the future. Insurance may not cover such claims, be sufficient for one or more such claims, or continue to be available on terms acceptable to us.

In particular, a third party may assert that our technology violates its intellectual property rights. As the number of products in our industry increases and the functionality of these products further overlap, infringement claims could become more common. Any claims, regardless of their merit, could be expensive and time consuming to defend, require us to redesign our products, divert management’s attention and other company resources and require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance resulting in a reduction in the trading price of our stock. See “Legal Proceedings,” above in Part II, Item 1 of this Form 10-Q.

Risks Related to our Common Stock

Our common stock price may experience significant volatility.

The stock market in general, and the market for technology-related stocks in particular, have been highly volatile in the recent past. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described in this Risk Factors section and others such as:

•	changes in our revenues or earnings estimates or recommendations by securities analysts;

•	publication of research reports about us or our industry by securities analysts;

•	speculation in the press or investment community;

•	sales of common stock by institutional stockholders;

•	changes in accounting principles; and

•	general market or economic conditions, including factors unrelated to our performance.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

The concentration of our capital stock ownership with insiders upon the completion of this offering will likely limit your ability to influence corporate matters.

As of June 30, 2010, our founders, senior executive officers, directors and principal stockholders together beneficially owned greater than 60 percent of our common stock outstanding. As a result, these stockholders, acting together, will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

A substantial number of shares of our common stock will be eligible for sale in the near future, which could cause our common stock price to decline significantly.

The market price of our common stock could decline as a result of sales of a large number of shares in the market after the offering or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us or you to sell our equity or equity-related securities in the future. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up and other legal restrictions on resale discussed in our prospectus lapse, the trading price of our common stock could decline. Upon completion of the IPO, we had outstanding 55,639,587 shares of common stock. The shares of common stock offered in the IPO are freely tradable without restriction under the Securities Act of 1933, as amended, or the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. Goldman, Sachs & Co. may, in its sole discretion, permit our officers, directors, employees and current stockholders who are subject to the 180-day contractual lock-up to sell shares prior to the expiration of the lock-up agreements.

After the lock-up agreements pertaining to this offering expire on December 14, 2010 or earlier by waiver by Goldman, Sachs & Co., a significant amount of additional shares will be eligible for sale in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions and other securities laws. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

We do not intend to pay dividends on our common stock in the foreseeable future, and, because of restrictive covenants in our credit agreement and because we are a holding company, we may be unable to pay dividends.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. In addition, our current credit agreement prohibits us from paying dividends. Furthermore, because we are a holding company, any future dividend payments would depend on the cash flow of our subsidiaries. See “—As a holding company, our main source of cash is distributions from our operating subsidiaries,” above in the Risk Factors of this report. Accordingly, we may not be able to pay dividends even if our board of directors would otherwise deem it appropriate.

We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. For the foregoing reasons, you will not be able to rely on dividends on our common stock to receive a return on your investment.

Anti-takeover provisions in our charter documents, Delaware law and our credit agreement could delay or prevent entirely a takeover attempt or a change in control.

Provisions contained in our second amended and restated certificate of incorporation and amended and restated bylaws may make the acquisition of our company more difficult without the approval of our board of directors. These provisions:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval;

•	prohibit stockholder action by written consent, which requires all stockholder action to be taken at a meeting of our stockholders;

•	provide that our board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws; and

•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

These anti-takeover and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our stockholders.

Further, we are governed by Section 203 of the General Corporation Law of the State of Delaware, which prohibits a corporation from engaging in any business combination with any interested stockholder for a period of three years following the time that the stockholder became an interested stockholder, except under certain circumstances including upon receipt of prior board approval.

In addition, an event of default would occur under our credit agreement if we undergo a change of control without the consent of our lender.

Failure to establish and maintain effective internal controls over financial reporting may lead investors to lose confidence in our financial data.

Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. We are in the process of evaluating how to document and test our internal control procedures to satisfy the requirements of Section 404 of Sarbanes-Oxley and the related rules of the SEC, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2011. During the course of this documentation and testing, we may identify deficiencies that we may be unable to remedy before the requisite deadline for those reports.

For example, in connection with the preparation of our quarterly financial statements as of and for the three months ended March 31, 2010, we concluded that we had a material weakness in our internal control over financial reporting that resulted in a misstatement of our earnings per share computation for the year ended December 31, 2008. Specifically, in our computation of net income available to common stockholders per common share, we did not deduct from net income the difference between (i) the fair value of the consideration transferred to the preferred stockholders as part of our 2008 stock tender offer and (ii) the carrying amount of the preferred stock repurchased (net of issuance costs) to arrive at income available to common stockholders in accordance with ASC 260-10-S99. As a result, we determined that we did not maintain effective controls over the accounting for, and calculation of, net income available to common stockholders per common share, indicating a material weakness with respect to our ability to properly monitor and account for non-routine transactions, and to apply GAAP in transactions subject to complex accounting pronouncements.

We are in the process of remediating this material weakness by, among other things, expanding our current finance and accounting staff, formalizing our accounting policies and internal controls documentation and strengthening supervisory reviews by our management. If we fail to fully remediate this material weakness or fail to otherwise maintain effective internal controls over financial reporting in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis and which could cause investors to lose confidence in our financial information and/or cause the price of our common stock to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

From April 1, 2010 to June 30, 2010, we issued 417,098 shares of common stock to certain of our option holders upon exercise of options for an aggregate purchase price of $121,820.44. We issued these unregistered securities in reliance on Rule 701 promulgated by the SEC under the Securities Act of 1933, as amended, as transactions by an issuer pursuant to a compensatory benefit plan.

Use of Proceeds

The Form S-1 Registration Statement (File No. 333-165673) relating to our IPO was declared effective by the SEC on June 16, 2010, and the offering commenced June 17, 2010 and was completed on June 22, 2010. Goldman, Sachs & Co. acted as book-runner manager for the offering, UBS Investment Bank was senior co-manager, and Piper Jaffray, Raymond James, JMP Securities and William Blair & Company were co-managers of the offering.

We registered the offering and sale of 3,103,822 shares of common stock by us and the associated sale of 5,896,178 shares of common stock by the selling stockholders and the additional sale pursuant to the underwriters’ over-allotment option of 465,573 shares of common stock by us and 884,427 shares of common stock by the selling stockholders, in each case at a public offering price of $12.00 per share. On June 17, 2010 the underwriters completed the exercise of the over-allotment option in full. The aggregate public offering price of the offering amount registered, including shares to cover the underwriters’ over-allotment option, was $124.2 million and the offering did not terminate before all of the shares registered in the registration statement were sold. We received net proceeds of $37.8 million after deducting the $5.1 million in total expenses incurred by us in connection with the offering as described below. The selling stockholders received net proceeds of $75.7 million after deducting underwriting discounts and commissions. We did not receive any of the proceeds from the sale of shares by the selling stockholders.

Expenses incurred in connection with the issuance and distributions of the securities registered were as follows:

•	Underwriting discount—$3.0 million

•	Other expenses—$2.1 million

•	Total expenses—$5.1 million

No direct or indirect payments were made to any of our directors or officers or their associates, to persons owning 10 percent or more of our common stock, or to our affiliates.

We used $10.0 million of the net proceeds we received from the IPO for the repayment of amounts outstanding under our senior secured revolving credit facility, or Credit Facility. We have deposited into escrow $8.25 million in connection with Higher One, Inc.’s indemnity claim against the former stockholders of Informed Decision Corp., which represents our post-closing obligations under the Stock Purchase Agreement dated November 19, 2009. See “Legal Proceedings” above in Part II, Item 1 of this Form 10-Q. The remainder of the proceeds from the IPO was allocated to cash and cash equivalents to fund working capital. There have been no material changes in our planned use of proceeds from the IPO as described in our final prospectus filed with the SEC on June 18, 2010 pursuant to Rule 424(b).

Item 6.	Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 18, 2010.

3.2	Bylaws of the Registrant effective as of June 16, 2010.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2010

Higher One Holdings, Inc.

/S/ DEAN HATTON
Dean Hatton
President and Chief Executive Officer (Duly authorized officer and principal executive officer)

/S/ MARK VOLCHEK
Mark Volchek
Chief Financial Officer (Duly authorized officer and principal financial officer)