Form 10-Q
period 2010-09-30
Higher One Holdings, Inc.
filed 2010-11-10
CIK 1486800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2010 there were 55,881,409 shares of common stock, par value $0.001 per share, outstanding.

HIGHER ONE HOLDINGS, INC.

INDEX TO REPORT ON FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Higher One Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands of dollars, except share and per share amounts)

(unaudited)

	December 31, 2009	September 30, 2010
Assets
Current assets:
Cash and cash equivalents	$3,339	$21,932
Investments	—	14,738
Accounts receivable	2,359	4,028
Income receivable	3,337	4,394
Deferred costs	33	17
Deferred tax assets	477	250
Prepaid expenses and other current assets	2,468	3,290
Restricted Cash	—	8,250

Total current assets	12,013	56,899

Deferred costs	5,332	5,239
Fixed assets, net	4,221	8,975
Intangible assets, net	21,526	19,224
Goodwill	15,058	15,830
Other assets	545	653

Total assets	$58,695	$106,820

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,800	$2,685
Accrued expenses	8,695	9,884
Current portion of capital lease obligations	7	—
Current portion of line of credit	18,000	—
Acquisition payable	9,640	8,148
Deferred revenue	5,258	8,896

Total current liabilities	44,400	29,613

Deferred revenue	1,428	1,941
Deferred tax liabilities	5,761	2,270

Total liabilities	51,589	33,824

Commitments and contingencies (Note 13)
Stockholders’ equity:
Convertible preferred stock, $.001 par value; 20,000,000 shares authorized; 12,975,169 shares issued and outstanding at December 31, 2009; no shares issued or outstanding at September 30, 2010 (liquidation preference of $54,148 for December 31, 2009)	80,954	—
Common stock, $.001 par value; 200,000,000 shares authorized; 12,276,765 and 55,881,409 shares issued and outstanding at December 31, 2009 and September 30, 2010, respectively;	12	56
Additional paid-in capital	4,624	134,902
Accumulated deficit, net of 2008 $93,928 of stock tender transaction	(78,484)	(61,962)

Total stockholders’ equity	7,106	72,996

Total liabilities and stockholders’ equity	$58,695	$106,820

See notes to these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands of dollars, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenue:
Account revenue	$18,274	$26,880	$45,202	$78,243
Payment transaction revenue	27	5,496	33	12,011
Higher education institution revenue	1,305	3,528	3,218	8,949
Other revenue	897	1,321	1,749	2,531

Total revenue	20,503	37,225	50,202	101,734
Cost of revenue	6,437	13,049	15,928	33,876

Gross margin	14,066	24,176	34,274	67,858
Operating expenses:
General and administrative	4,411	8,278	11,976	23,861
Product development	580	762	1,670	2,524
Sales and marketing	1,574	4,356	5,869	13,776

Total operating expenses	6,565	13,396	19,515	40,161

Income from operations	7,501	10,780	14,759	27,697
Interest income	(1)	(10)	(2)	(13)
Interest expense	113	84	394	560

Net income before income taxes	7,389	10,706	14,367	27,150
Income tax expense	2,596	4,277	5,115	10,628

Net income	$4,793	$6,429	$9,252	$16,522

Net income available to common stockholders:
Basic	$929	$6,429	$1,765	$8,543
Participating securities	3,864	—	7,487	7,979

Diluted	$4,793	$6,429	$9,252	$16,522

Weighted average shares outstanding:
Basic	9,564,003	53,987,601	9,178,938	26,370,541
Diluted	53,620,072	59,154,446	52,969,586	56,661,610
Net income available to common stockholders per common share:
Basic	$0.10	$0.12	$0.19	$0.32
Diluted	$0.09	$0.11	$0.17	$0.29

See notes to these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands of dollars, except shares)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	12,975,169	$80,954	12,276,765	$12	$4,624	$(78,484)	$7,106

Stock-based compensation	—	—	—	—	2,184	—	2,184
Stock-based customer acquisition expense	—	—	—	—	6,988	—	6,988
Tax benefit related to options	—	—	—	—	2,170	—	2,170
Conversion of preferred stock to common stock (1)	(12,975,169)	(80,954)	38,925,507	39	80,915	—	—
Issuance of common stock	—	—	3,569,395	4	37,205	—	37,209
Exercise of stock options, net of repurchases	—	—	1,109,742	1	816	—	817
Net income	—	—	—	—	—	16,522	16,522

Balance at September 30, 2010	—	$—	55,881,409	$56	$134,902	$(61,962)	$72,996

(1)	Upon consummation of the Company’s initial public offering, 12,975,169 shares of convertible preferred stock converted into 38,925,507 shares of common stock pursuant to a 3 for 1 stock split effected upon the initial public offering. See Note 11.

See notes to these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of dollars)

(unaudited)

	Nine Months Ended September 30,
	2009	2010
Cash flows from operating activities
Net income	$9,252	$16,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,887	5,321
Amortization of deferred finance costs	77	153
Non-cash interest expense	—	258
Stock-based customer acquisition expense	1,895	6,988
Stock-based compensation	963	2,184
Deferred income taxes	(492)	(4,024)
Changes in operating assets and liabilities:
Accounts receivable	(447)	(1,669)
Income receivable	(402)	(1,057)
Deferred costs	(1,192)	(1,917)
Prepaid expenses and other current assets	(1,743)	(822)
Other assets	(3)	(109)
Accounts payable	(779)	(115)
Accrued expenses	2,433	1,188
Deferred revenue	(42)	4,140

Net cash provided by operating activities	11,407	27,041

Cash flows from investing activities
Investment securities, available for sale:
Purchases	—	(20,818)
Proceeds from sales and maturities	—	6,080
Purchases of fixed assets, net of disposals	(1,030)	(5,899)
Payment of acquisition payable	—	(1,750)
Payment to escrow agent	—	(8,250)

Net cash used in investing activities	(1,030)	(30,637)

Cash flows from financing activities
Repayment of capital lease obligations	(24)	(7)
Proceeds from line of credit	3,000	4,000
Repayments of line of credit	(10,150)	(22,000)
Proceeds from issuance of common stock, net of issuance costs	495	37,209
Tax benefit related to options	—	2,170
Proceeds from exercise of stock options, net of repurchases	119	817

Net cash (used in) provided by financing activities	(6,560)	22,189

Net change in cash and cash equivalents	3,817	18,593
Cash and cash equivalents at beginning of period	1,488	3,339

Cash and cash equivalents at end of period	$5,305	$21,932

Supplemental information:
Cash paid for interest	$506	$148
Income taxes paid	$6,120	$11,979

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

2. Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and the related interim information contained within the notes to such condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules of the Securities and Exchange Commission (“SEC”) for interim information and quarterly reports on Form 10-Q.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as included in the Company’s prospectus as filed with the SEC on June 18, 2010 and in the opinion of management include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results reported herein. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(In thousands of dollars, except share and per share amounts)

(unaudited)

Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (“ASC 718”), which requires the measurement and recognition of compensation expense for share-based awards based on the estimated fair value on the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for stock options granted during the three and nine months ended September 30, 2009 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Expected term	6.3 years	6.2 - 6.3 years	6.3 years	6.2 - 6.3 years
Expected volatility	52.2%	51.5 - 51.9%	45.5 - 52.2%	51.5 - 51.9%
Risk-free rate	3.0 - 3.2%	1.8 - 2.0%	2.2% - 3.2%	1.8% - 3.0%
Expected dividends	None	None	None	None

Expected term — This is the period of time that the equity grants are expected to remain outstanding. The Company calculates the expected life of the options using the “simplified method” as prescribed under the provisions of ASC 718. The simplified method is used because sufficient historical exercise data necessary for the Company to provide a reasonable basis to estimate the expected term does not exist. The Company generally uses the midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing. The simplified method was applied for all options granted during the three and nine month periods ended September 30, 2009 and 2010.

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

Notes to Condensed Consolidated Financial Statements—(Continued)

(In thousands of dollars, except share and per share amounts)

(unaudited)

Basic and Diluted Net Income Available to Common Stockholders per Common Share

Net income per common share reflects application of the two class method. In a hypothetical distribution, all classes of preferred stock, until their conversion into common stock upon the Company’s initial public offering, would have participated pro rata in dividends if and when the Company declared a dividend. Therefore, the two class method of calculating basic net income per common share has been applied. Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per common share, the basic weighted-average number of shares is increased by the dilutive effect of stock options using the treasury-stock method. The treasury-stock method assumes that the options or warrants are exercised at the beginning of the year (or date of issue if later), and that the company uses those proceeds to purchase common stock for the treasury. As discussed in Note 11 below, on June 22, 2010, the Company consummated an initial public offering of common stock. Upon completion of the initial public offering, all classes of preferred stock converted to common shares. As a result, the two class method does not apply to the three months ended September 30, 2010.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income available to common stockholders per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Net Income available to common stockholders:
Basic	$929	$6,429	$1,765	$8,543
Participating securities	3,864	—	7,487	7,979

Diluted	$4,793	$6,429	$9,252	$16,522
Weighted average shares outstanding:
Basic	9,564,003	53,987,601	9,178,938	26,370,541
Convertible preferred stock and stock awards	44,056,069	5,166,845	43,790,648	30,291,069

Diluted	53,620,072	59,154,446	52,969,586	56,661,610
Net income available to common stockholders per common share:
Basic	$0.10	$0.12	$0.19	$0.32
Diluted	$0.09	$0.11	$0.17	$0.29

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(In thousands of dollars, except share and per share amounts)

(unaudited)

The dilutive effect of stocks options totaling 943,098 and 951,748 were not included in the computation of diluted net income per common share for the three months ended September 30, 2009 and 2010, respectively, as their effect would be anti-dilutive. The dilutive effect of stocks options totaling 2,164,098 and 951,748 were not included in the computation of diluted net income per common share for the nine months ended September 30, 2009 and 2010, respectively, as their effect would be anti-dilutive. Anti-dilutive securities are securities that upon conversion or exercise increase earnings per share (or reduce the loss per share). Restricted stock shares totaling 2,316,021 and 1,727,865 were not included in the computation of either basic or diluted Earnings Per Share (“EPS”) as all necessary conditions for vesting have not been satisfied by the end of the three and nine months ended September 30, 2009 and 2010, respectively.

EPS in each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the year to date period is computed using the weighted-average number of shares outstanding during the year to date period. Thus, the sum of the quarters’ EPS will not necessarily equal the year to date EPS due to rounding.

Investments in Marketable Securities

Marketable securities that have a readily determinable fair value and that we do not intend to trade are classified as available for sale and carried at fair value. Unrealized holding gains and losses are recorded as other comprehensive income, a separate component of shareholders’ equity, net of deferred income taxes.

Comprehensive Income

There are no comprehensive income items other than net income. There are no recorded unrealized gains or losses on the investments as of the balance sheet date. Comprehensive income equals net income for all periods presented.

Fair Value Measurements

The Company applies the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(In thousands of dollars, except share and per share amounts)

(unaudited)

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009 and September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3
Fair values at December 31, 2009
Assets:
U.S. government debt securities	$—	$—	$—
Liabilities	$—	$—	$—

	Level 1	Level 2	Level 3
Fair values at September 30, 2010
Assets:
U.S. government debt securities	$14,738	$—	$—
Liabilities	$—	$—	$—

The Company had no recorded unrealized gains or losses from investments as of December 31, 2009 and September 30, 2010.

Reclassifications

The current portion of deferred costs disclosed in the prior year has been reclassified to conform to the current year classification. The reclassification has no impact on the unaudited condensed consolidated statements of operations or of cash flows for any period presented.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13 “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating this new ASU.

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

In April 2010, the FASB issued No. ASU 2010-17, “Milestone Method of Revenue Recognition,” which indicates the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Companies can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This ASU is effective for fiscal years beginning after June 15, 2010. Early adoption is permitted. The Company is currently evaluating this new ASU.

3. Acquisition

On November 19, 2009, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), with Informed Decisions Corporation (“IDC”) to acquire all of the shares of outstanding capital stock of IDC. The total initial purchase price was $27,489, comprised of cash paid at closing of $17,889, excluding cash acquired, and post-closing payment obligations of $10,000. The Company incurred related transaction costs of approximately $125 which were expensed to general and administrative expense. Acquisition-related transaction costs include legal fees directly related to the acquisition. Under the Stock Purchase Agreement, the Company is required to pay initial post-closing payments of $10,000 to the sellers as follows: $1,750 each on or before March 31, June 30, September 30 and $3,000 on or before December 31, 2010, in each case subject to an escrow deposit reduction in regard to any applicable indemnification adjustments. See Note 13 below. HOI paid $1,750 in accordance with this schedule, and deposited an amount equal to the remaining post-closing payments of $8,250 with an escrow agent on June 22, 2010, as further described in Note 4 below. The future post-closing payments do not bear interest.

IDC, renamed Higher One Payments, Inc. upon the acquisition, provides payment services to higher education institutions. Management believes that the acquisition of IDC will allow the Company to cross-sell its products to acquired IDC customers, thereby resulting in greater market penetration and increased revenue growth.

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

The pro forma financial information for the three and nine months ended September 30, 2009 combines the historical results for the Company for the three and nine months ended September 30, 2009 and the historical results for IDC for the same periods.

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Total revenues	$26,990	$64,786
Net income	$4,635	$7,728
Net income available to common stockholders per common share:
Basic	$0.09	$0.16
Diluted	$0.09	$0.15

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

5. Deferred Costs

Deferred costs consist of the following:

	December 31, 2009	September 30, 2010
Deferred implementation costs	$8,697	$10,711
Deferred other	615	615
Less: Accumulated amortization	(3,947)	(6,070)

	$5,365	$5,256

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(In thousands of dollars, except share and per share amounts)

(unaudited)

6. Fixed Assets

Fixed assets consist of the following:

	Estimated Useful Life (in years)	December 31, 2009	September 30, 2010
Computers and software	3	$2,491	$4,473
Equipment	7	3,589	6,326
Furniture and fixtures	5	396	481
Leasehold Improvements	5.5	—	376
Assets under construction		645	1,364

		7,121	13,020
Less: Accumulated depreciation and amortization		(2,900)	(4,045)

		$4,221	$8,975

For the nine months ended September 30, 2010, $747 of telecommunications equipment costs had been capitalized to assets under construction. As of September 30, 2010, $1,392 had been reclassified from assets under construction to equipment to reflect the implementation of a new telecommunications system.

As of September 30, 2010, the balance in assets under construction consisted of costs incurred on a project to develop two existing commercial buildings located in New Haven, Connecticut into which the Company expects to move at the completion of the project in 2012. The costs were incurred under a letter of intent with Winchester Arms NH, LLC dated July 1, 2010, as amended on September 2, 2010 and September 30, 2010. See Note 13 below. The Company estimates the total project cost to be approximately $46,000, with the developer helping the Company to seek state and federal subsidies and tax credits to help offset a portion of the cost. In connection with the project, the Company recently formed two new subsidiaries, Higher One Real Estate, Inc. and Higher One Real Estate SP, LLC. On November 9, 2010, Higher One Real Estate SP, LLC entered into an agreement with Winchester Arms NH, LLC to develop the buildings. On October 19, 2010, Higher One Real Estate SP, LLC signed a letter of intent with Science Park Development Corporation, which owns the property on which the two buildings reside, concerning the leasing, expansion and buyout of the land. It is anticipated that we will enter into an agreement providing for a long term lease of the property at a nominal cost per year and a buyout option for a nominal amount after seven years.

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(In thousands of dollars, except share and per share amounts)

(unaudited)

7. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	Weighted Average Amort. Period (in years)	December 31, 2009	September 30, 2010
Goodwill		$15,058	$15,830

Acquired technology	7	$6,883	$6,883
Internal use software	3	422	422
Contracts and customer lists	10	11,031	11,031
Trademarks and domain names	10	450	450
Covenants not to compete	5	4,016	4,016

		22,802	22,802
Less: Accumulated amortization		(1,276)	(3,578)

Intangible assets, net		$21,526	$19,224

The goodwill balance increased during the period ended September 30, 2010 as a result of an adjustment to deferred income taxes.

8. Provision for Operational Losses

Activity in the provision for operational losses for the nine month periods ended is as follows:

	September 30, 2009	September 30, 2010
Reserve for operational losses, beginning	$201	$533
Provision for operational losses	3,609	5,250
Payments to third party for losses, net of recoveries	(3,311)	(6,339)

Reserve for (prepayment of) operational losses, ending	$499	$(556)

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(In thousands of dollars, except share and per share amounts)

(unaudited)

The prepayment balance as of September 30, 2010 is included in the prepaid expenses and other current assets on the accompanying balance sheets, which reflects the fact that the Company has paid amounts to its third-party bank partner greater than the amount that management believes is uncollectible.

9. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2009	September 30, 2010
Compensation and benefits	$3,312	$4,539
Data processing	2,687	3,569
Accrued taxes	562	283
Reserve for operational losses	533	—
Other	1,601	1,493

	$8,695	$9,884

10. Credit Facilities and Acquisition Payable

Credit Facilities

In August 2008, HOI entered into a credit agreement with two lenders for a revolving loan facility and such agreement was amended in July 2009 and November 2009 (the “Credit Facility”). The Credit Facility currently permits up to $25,000 in borrowings and matures on December 31, 2010. The Credit Facility also provides for a letter of credit facility of $3,000 and permits acquisitions without prior written consent up to an aggregate of $2,000. The loan is guaranteed by the Company, HOMI and HOPI and is collateralized by a negative pledge of the intellectual property of HOI, including issued and applied for patents and trademarks and the issued and outstanding capital stock of HOI. The Credit Facility includes certain financial covenants that dictate the availability of funds on the line of credit, including (1) maintenance of a minimum level of liquidity (defined as cash and marketable securities plus the amount by which availability under the loan facility exceeds amounts borrowed) of $5,000, (2) a funded debt to EBITDA ratio of no more than 2.0 to 1.0, (3) an interest coverage ratio of 3.5 to 1.0 and (4) a debt service coverage ratio of at least 1.25 to 1.0. As of December 31, 2009 and September 30, 2010, HOI was in compliance with each loan covenant.

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(In thousands of dollars, except share and per share amounts)

(unaudited)

Amounts borrowed under the Credit Facility bear interest based on an adjusted Eurodollar rate, plus an interest rate margin based upon a funded debt to EBITDA ratio. As of September 30, 2010, $25,000 in borrowings were available to the Company.

Acquisition Payable

In November 2009, in conjunction with the acquisition of IDC, the Company incurred payment obligations totaling an amount of $10,000 to the former stockholders of IDC. The agreement calls for four quarterly payments of $1,750 to be made on or before each quarter ended March 31, June 30, September 30 and December 31, 2010. The agreement also calls for one final payment of $3,000 on or before December 31, 2010, subject to setoff for indemnification claims. At December 31, 2009 and September 30, 2010, the acquisition payable was reflected at its present value of $9,640 and $8,148, respectively based upon an estimated interest rate of 5.0%. The payable is being accreted to its principle amount on an effective interest rate method to December 31, 2010. For the three and nine months ended September 30, 2010, the Company recorded $17 and $258 of interest expense, respectively. See Note 13 regarding the indemnity claim made by HOI and the complaint filed by the former stockholders of IDC.

11. Capital Stock

Initial Public Offering

On June 22, 2010, the Company consummated an initial public offering of 3,569,395 shares of newly issued common stock and 6,780,605 shares offered by selling stockholders. The aggregate public offering price of the offering amount registered was $124,200 and the offering did not terminate before all of the shares registered in the registration statement were sold. Proceeds to the Company of $37,209, net of issuance costs were used to pay outstanding amounts on the Credit Facility, make an escrow payment of $8,250 related to the acquisition payable described in Note 10 above and fund working capital. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.

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

Common Stock

In connection with the initial public offering, the Company effected a 3 for 1 stock split of the outstanding shares of its Common Stock that was previously approved by stockholders. All common share amounts and per common share amounts have been adjusted in the financial statements for all periods presented. The Company is authorized to issue up to 200,000,000 shares of Common Stock with a par value of $.001 per share. Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends unless declared by the Board of Directors.

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(In thousands of dollars, except share and per share amounts)

(unaudited)

Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of Preferred Stock. As of September 30, 2010, no shares of Preferred Stock were outstanding.

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

Under the Equity Plan, the Company may grant equity-based or equity-related awards, including restricted stock awards and restricted stock unit awards. Each such stock-based award may (i) involve the transfer of actual shares of Common Stock to participants, either at the time of grant or thereafter, or payment in cash or otherwise of amounts based on the value of shares of Common Stock, (ii) be subject to performance-based and/or service-based conditions, (iii) be in the form of Stock Appreciation Rights, phantom stock, restricted stock, restricted stock units, performance shares, deferred share units, or share-denominated performance units, (iv) be designed to comply with applicable laws of jurisdictions other than the United States, and (v) be designed to qualify as performance-based compensation for purposes of Section 162(m) of the Internal Revenue Code; provided, that each stock-based award shall be denominated in, or shall have a value determined by reference to, a number of shares of Common Stock that is specified at the time of the grant of such award.

As of September 30, 2010, 6,976,831 and 4,860,000 shares of common stock were reserved under the 2000 Plan and the Equity Plan, respectively. As of September 30, 2010, zero and 4,339,502 shares of Common Stock were available for grant under the 2000 Plan and the Equity Plan, respectively.

A summary of stock option and restricted stock activity under the Company’s stock plans for the nine months ended September 30, 2010 are as follows:

	Stock Options		Restricted Stock
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Grant Stock Price
Outstanding at December 31, 2009	8,463,432	$2.57	43,344	$10.80

Granted	559,000	14.10	—	—
Exercised	(1,109,742)	0.80	—	—
Forfeited / Canceled	(415,361)	7.81	—	—

Outstanding at September 30, 2010	7,497,329	$3.40	43,344	$10.80

	Stock Options		Restricted Stock
Intrinsic value at September 30, 2010
Shares Outstanding	$98,134		$715
Shares vested	$75,818		$—

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(In thousands of dollars, except share and per share amounts)

(unaudited)

The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2010 was $7.46 and $7.42 per share, respectively. The weighted-average grant-date fair value of options vested during the three and nine months ended September 30, 2010 was $2.02 and $1.84 per share, respectively. The total grant-date fair value of options vested during the three and nine months ended September 30, 2010 was $450 and $1,443, respectively. The weighted-average grant-date fair value of options forfeited for the three and nine months ended September 30, 2010 was $5.41 and $3.99 per share, respectively.

The compensation expense that has been recognized in the condensed consolidated statements of operations as general and administrative expense for the Company’s stock plans for the three months ended September 30, 2009 and 2010 was $341 and $643, respectively. The compensation expense that has been recognized in the condensed consolidated statements of operations as general and administrative expense for the Company’s stock plans for the nine months ended September 30, 2009 and 2010 was $963 and $2,184, respectively. Included in the compensation expense amount for the nine months ended September 30, 2010 is $240 related to expense that should have been recorded in prior periods.

13. Commitments and Contingencies

Operating Leases

The Company leases facilities with varying terms, renewal options and expiration dates. The effects of operating leases containing escalating lease payments are recognized on a straight-line basis over the lease term. Aggregate future minimum lease payments under non-cancelable operating leases are as follows:

September 30, 2010
Remainder of fiscal year 2010	$241
Fiscal year 2011	666
Fiscal year 2012	179
Fiscal year 2013	187
Fiscal year 2014	186
Thereafter	205

Total Payments	$1,664

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(In thousands of dollars, except share and per share amounts)

(unaudited)

Rent expense under non-cancelable operating leases for the three months ended September 30, 2009 and 2010 was $284 and $266, respectively. Rent expense under non-cancelable operating leases for the nine months ended September 30, 2009 and 2010 was $861 and $903, respectively.

Real Estate Development Project

In accordance with the terms of a letter of intent entered into with Winchester Arms NH, LLC, the Company is required to make payments totaling $620 between October 1 and November 15, 2010.

Litigation and Regulatory

The Company and its subsidiaries, from time to time, are subject to litigation relating to matters in the ordinary course of business, as well as regulatory examinations, information gathering requests, inquiries and investigations. In view of the inherent difficulty of predicting the outcome of such litigation and regulatory matters, the Company generally cannot predict what the eventual outcome of pending matters will be, what the timing of the ultimate resolution of these matters will be or the potential loss associated with these matters. In accordance with applicable accounting guidance, the Company would establish an accrued liability for litigation and regulatory matters if and when those matters were to present loss contingencies that were both probable and estimable. With respect to known contingencies, the Company believes that any ultimate liability resulting from such contingencies will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

On July 20, 2010, the former stockholders of IDC filed a complaint against HOI in the United States District Court for the Northern District of California (the “Complaint”) disputing the claimed purchase price adjustment claimed by HOI, alleging breach of contract and anticipatory breach and seeking a declaratory judgment and injunctive decree that the post-closing payments be made in accordance with the schedule set forth in the Stock Purchase Agreement. On October 27, 2010, HOI filed a motion to dismiss and, in the alternative, to move the action to the District of Delaware pursuant to a contractual forum selection clause and to strike certain allegations of the complaint. Although HOI intends to defend the Complaint vigorously, HOI also hopes to work towards negotiating a purchase price adjustment as settlement of its indemnity claims and the Complaint. There can be no assurances of success in this matter. Due to the uncertainty of the outcome of HOI’s claim, HOI is unable to estimate any potential settlement at this time and continues to accrete interest on the acquisition payable to the original final payment due date of December 31, 2010. As of September 30, 2010, the acquisition payable of $8,250 was recorded at its present value as a liability in the accompanying balance sheet and HOI had not recorded any potential gain or loss in connection with this claim or Complaint.

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(In thousands of dollars, except share and per share amounts)

(unaudited)

In February 2009, HOI filed a complaint against TouchNet Information Systems, Inc., or TouchNet, in the United States District Court for the District of Connecticut alleging patent infringement related to TouchNet’s offering for sale and sales of its “eRefund” product in violation of one of its patents. In the complaint, HOI seeks a judgment that TouchNet has infringed its patent, a judgment that TouchNet pay damages and interest on damages to compensate HOI for infringement, an award of HOI’s costs in connection with this action and an injunction barring TouchNet from further infringing HOI’s patent. TouchNet answered the complaint and asserted a number of defenses and counterclaims, including that it does not infringe HOI’s patent, that HOI’s patent is invalid or unenforceable and certain allegations of unfair competition. In addition, TouchNet’s counterclaims seek dismissal of HOI’s claims with prejudice, declaratory judgment that TouchNet does not infringe HOI’s patent and that HOI’s patent is invalid or unenforceable, as well as an award of fees and costs related to the action, and an injunction permanently enjoining HOI from suing TouchNet regarding infringement of HOI’s patent. The parties are currently in the discovery stage of the proceeding. HOI intends to pursue the matter vigorously. There can be no assurances of success in these proceedings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes as included in our prospectus filed on June 18, 2010 in connection with our initial public offering, the other information contained in such prospectus, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and information contained elsewhere in this report on Form 10-Q. The discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. Factors that might cause these differences include those described under “Risk Factors” and elsewhere in this report on Form 10-Q.

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

Our products and services for our higher education institutional clients include our OneDisburse® Refund Management® disbursement service and our CASHNet® suite of payment transaction products and services. Through our bank partner, we offer our OneAccount service to the students of our higher education institutional clients, which includes an FDIC-insured deposit account, a OneCard, which is a debit MasterCard® ATM card, and other retail banking services.

As of September 30, 2010, more than 400 campuses serving approximately 3.3 million students had purchased the OneDisburse® service and more than 300 campuses serving approximately 2.5 million students had contracted to use one or more of our payment products and services. As of September 30, 2010, there were approximately 1.5 million OneAccounts.

Our revenue fluctuates as a result of seasonal factors related to the academic year. A large proportion of our revenue is either directly or indirectly dependent on academic financial aid received by students. Higher education institutional clients typically disburse financial aid refunds to students at the start of each academic term. Distribution of financial aid disbursements through our OneDisburse® service (1) indirectly generates revenue through deposits of financial aid into OneAccounts, which generates account revenue, and (2) directly generates revenue through our higher education institution clients’ use of the OneDisburse® service, which generates higher education institution revenue.

While revenue fluctuates over the course of the year, our fixed expenses remain relatively constant, resulting in wide disparities in our adjusted net income and net income from quarter to quarter. Typically, the third quarter accounts for the largest proportion of our revenue but an equal proportion of our expenses, which results in higher third quarter income. This is primarily because the majority of financial aid is disbursed during this time of the year and higher education institutions tend to enroll more new students in the third fiscal quarter. We expect that this trend will continue going forward.

We continue to assess the impact of certain legislative and regulatory changes that have been enacted or made effective that may impact our operations and revenue. Effective July 1, 2010, the Federal Reserve Board amended the Electronic Funds Transfer Act implemented in its Regulation E (“Regulation E”) to limit the ability of financial institutions to assess overdraft fees for paying ATM and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents, or opts in, to the institution’s payments of overdrafts for these services. We have built into our future projections the potential impact of this amendment. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was signed into law. The Act is widely expected to change many banking practices, but the scope and impact of many of the Act’s provisions will be determined through the rule making process. One portion of the Act restricts debit interchange fees, and if applied to us could have an adverse effect on our business. Our banking partner, The Bancorp Bank, has assets of less than $10 billion and should be exempt from these provisions of the Act. We continue to evaluate the Act and ongoing rule making process.

Results of Operations for the Three Months Ended September 30, 2009 and 2010

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Three Months Ended September 30, (Unaudited)
	2009	2010	$ Change	% Change
	(In thousands)
Account revenue	$18,274	$26,880	$8,606	47.1%
Payment transaction revenue	27	5,496	5,469	20,255.6
Higher education institution revenue	1,305	3,528	2,223	170.3
Other revenue	897	1,321	424	47.3

Total revenue	20,503	37,225	16,722	81.6
Cost of revenue	6,437	13,049	6,612	102.7

Gross margin	14,066	24,176	10,110	71.9
General and administrative expense	4,411	8,278	3,867	87.7
Product development expense	580	762	182	31.4
Sales and marketing expense	1,574	4,356	2,782	176.7

Income from operations	7,501	10,780	3,279	43.7
Interest and other expense, net	113	84	(29)	(25.7)
Interest and other income, net	(1)	(10)	(9)	900.0

Income before income taxes	7,389	10,706	3,317	44.9
Income tax expense	2,596	4,277	1,681	64.8

Net income	$4,793	$6,429	$1,636	34.1%

	Three Months Ended September 30,
	2009	2010
Account revenue	89.1%	72.2%
Payment transaction revenue	0.1	14.8
Higher education institution revenue	6.4	9.5
Other revenue	4.4	3.5

Total revenue	100.0	100.0
Cost of revenue	31.4	35.1

Gross margin	68.6	64.9
General and administrative expense	21.5	22.2
Product development expense	2.8	2.0
Sales and marketing expense	7.7	11.7

Income from operations	36.6	29.0
Interest and other expense, net	0.6	0.2
Interest and other income, net	(0.0)	(0.0)

Income before income taxes	36.0	28.8
Income tax expense	12.7	11.5

Net income	23.4%	17.3%

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenue

Account revenue

The increase in account revenue was primarily due to an increase of 66.3% or 0.6 million in the number of OneAccounts from September 30, 2009 to September 30, 2010. Greater adoption and student enrollments at existing higher education institution clients accounted for 58.4% of this increase, while 41.6% of the increase was due to new higher education institution client sales. The increase in the number of OneAccounts resulted in increases in interchange fees relating to point of sale purchases made with our OneCards, ATM fees and other fees that our bank partner remits to us. While our historical experience has been that account revenue generated per OneAccount has been generally stable year over year, with total account revenue generally increasing proportionally with increases in the number of OneAccounts, the implementation of Regulation E in the third quarter of 2010 decreased the revenue per OneAccount compared to the same period in the prior year. We expect the account revenue per OneAccount to continue to be lower than in previous periods as the result of insufficient funds fee changes made in response to amendments to regulations.

Payment Transaction Revenue

The increase in payment transaction revenue was primarily generated from our CASHNet® payment transaction products. These products were acquired as a result of our acquisition of Informed Decisions Corporation (“IDC”), renamed to Higher One Payments, Inc., in November 2009 and accordingly were not included in our payment transaction revenues for the three months ended September 30, 2009.

Higher Education Institution Revenue

The inclusion of subscription and deployment revenue earned on our CASHNet® payment transaction product suite accounted for 97.7% of the total increase in higher education institution revenue compared to the same period in 2009.

Other Revenue

The increase in other revenue was primarily due to an increase of 37.8% in the marketing incentive fees payable to us from MasterCard® due to higher MasterCard® issuance incentives and an increase of 79.6% in processing fees that our bank partner paid to us, which resulted primarily from an increase in aggregate OneAccount balances compared to the same period in 2009.

Cost of Revenue

The inclusion of processing fees related to our CASHNet® payment transaction revenue accounted for $3.9 million, or 58.4% of the total growth in cost of revenue. Increases in data processing expenses of $1.1 million, or 64.0%, and customer service expenses of $0.6 million, or 51.3%, also contributed to the increase. The growth in these expenses was primarily due to an increase in the number of active OneAccounts of 66.3% offset by gains in cost efficiencies with regard to scaling and improvements in operational efficiency. An increase in amortization of expenses, primarily related to deferred implementation costs, of $0.6 million, or 181.6%, was driven by the new client implementations and the inclusion of costs resulting from our CASHNet® deployments. Write-offs and the provision for uncollectible fees increased $0.05 million, or 3.5%, driven by the increase in the number of active OneAccounts and offset by higher fee collection rates and lower aggregate overdrawn balances resulting from the implementation of amendments to Regulation E. The lower margin on the CASHNet® payment transaction revenue outweighed the operational cost savings leading to the 3.7% overall decrease in gross margin percentage.

General and Administrative Expense

The increase in general and administrative expenses was driven primarily by increases of $1.7 million, or 66.0%, in employee compensation allocated to general and administrative expenses; $0.7 million, or 235.6%, in depreciation and amortization; and $0.5 million, or 128.9%, in information technology expenses. These expenses were the result of both the acquisition of IDC in November 2009 and growth of existing lines of business. Additionally, professional fees increased $0.4 million, or 206.2%, driven by growth in the size and complexity of our business and the additional costs of operating as a publicly traded company.

Product Development Expense

The increase in product development expense was due to an increase of $0.2 million, or 31.4%, in costs related to employee compensation and outsourced services allocated to product development expense.

Sales and Marketing Expense

The increase in sales and marketing expense was primarily due to an increase of $1.9 million, or 835.4%, in the non-cash, stock-based sales acquisition expense related to the vesting of certain shares issued in connection with the acquisition of EduCard due to both additional sales and a higher average share price at the date of vesting. An increase in costs related to employee compensation of $0.6 million, or 64.7%, also contributed to the overall increase.

Interest Expense

The decrease in interest expense was primarily due to the decrease in the outstanding balance on the credit facility compared to 2009. During the three months ended September 30, 2010, a zero balance was maintained on the credit facility.

Income Tax Expense

The increase in income tax expense was primarily due to an increase of $3.3 million, or 44.9%, of net income before taxes. The effective tax rates for the three months ended September 30, 2009 and 2010 were 35.1% and 39.9%, respectively. The effective rate increased primarily due to lower federal credits generated, unfavorable provision to return differences and higher state income taxes.

Results of Operations for the Nine Months Ended September 30, 2009 and 2010

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Nine Months Ended September 30, (unaudited)
	2009	2010	$ Change	% Change
	(in thousands)
Account revenue	$45,202	$78,243	$33,041	73.1%
Payment transaction revenue	33	12,011	11,978	36,297.0
Higher education institution revenue	3,218	8,949	5,731	178.1
Other revenue	1,749	2,531	782	44.7

Total revenue	50,202	101,734	51,532	102.6
Cost of revenue	15,928	33,876	17,948	112.7

Gross margin	34,274	67,858	33,584	98.0
General and administrative expense	11,976	23,861	11,885	99.2
Product development expense	1,670	2,524	854	51.1
Sales and marketing expense	5,869	13,776	7,907	134.7

Income from operations	14,759	27,697	12,938	87.7
Interest and other expense, net	394	560	166	42.1
Interest and other income, net	(2)	(13)	(11)	550.0

Income before income taxes	14,367	27,150	12,783	89.0
Income tax expense	5,115	10,628	5,513	107.8

Net income	$9,252	$16,522	$7,270	78.6%

	Nine Months Ended September 30,
	2009	2010
Account revenue	90.0%	76.9%
Payment transaction revenue	0.1	11.8
Higher education institution revenue	6.4	8.8
Other revenue	3.5	2.5

Total revenue	100.0	100.0
Cost of revenue	31.7	33.3

Gross margin	68.3	66.7
General and administrative expense	23.9	23.5
Product development expense	3.3	2.5
Sales and marketing expense	11.7	13.5

Income from operations	29.4	27.2
Interest and other expense, net	0.8	0.6
Interest and other income, net	(0.0)	(0.0)

Income before income taxes	28.6	26.7
Income tax expense	10.2	10.4

Net income	18.4%	16.2%

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenue

Account revenue

The increase in account revenue was primarily due to an increase of 66.3% or 0.6 million in the number of OneAccounts from September 30, 2009 to September 30, 2010. Greater adoption of the OneAccount at existing higher education institution clients accounted for 58.4% of this increase, while 41.6% of the increase was due to new higher education institution clients. The increase in the number of OneAccounts resulted in increases in interchange fees relating to point of sale purchases made with our OneCards, ATM fees, insufficient funds fees and other fees that our bank partner remitted to us. While our historical experience has been that account revenue generated per OneAccount has been generally stable year over year, with total account revenue generally increasing proportionally with increases in the number of OneAccounts, the implementation of Regulation E in the third quarter of 2010 decreased the revenue per OneAccount compared to the same period in the prior year. We expect the account revenue per OneAccount to continue to be lower than in previous periods as the result of insufficient funds fee changes made in response to regulations.

Payment Transaction Revenue

The increase in payment transaction revenue was primarily generated from our CASHNet® payment transaction products, which were added to our product offering with the acquisition of IDC in November 2009 and, accordingly, were not included in our payment transaction revenues for the nine months ended September 30, 2009.

Higher Education Institution Revenue

The inclusion of subscription and deployment revenue from our CASHNet® suite of products accounted for 94.6% of the total increase in higher education institution revenue.

Other Revenue

The increase in other revenue was primarily due to an increase of 41.4% in the marketing incentive fees payable to us from MasterCard® due to higher MasterCard® issuance incentives. Sales of peripheral equipment associated with the CASHNet® product line and an increase of 57.5% in processing fees that our bank partner paid to us, which resulted primarily from an increase in OneAccount deposits, also contributed to the growth in other revenue.

Cost of Revenue

The inclusion of processing fees related to our CASHNet® payment transaction revenue accounted for $8.2 million, or 46.0% of the total growth in cost of revenue. Increases in data processing expenses of $3.4 million, or 76.9%, and customer service expenses of $1.4 million, or 63.0%, also contributed to the increase. The growth in these expenses was primarily due to an increase in the number of active OneAccounts of 66.3% offset by gains in cost efficiencies with regard to scaling and improvements in operational efficiency. An increase in amortization of expenses, primarily related to deferred implementation costs, of $1.6 million, or 168.2%, was driven by the new client implementations and the inclusion of costs resulting from our CASHNet® deployments. Write-offs and the provision for uncollectible fees increased $2.2 million, or 53.5%, driven by the increase in the number of active OneAccounts, which was partially offset by higher fee collection rates and lower aggregate overdrawn balances resulting from the implementation of amendments to Regulation E. The lower margin on the CASHNet® payment transaction revenue outweighed the operational cost savings leading to the 1.6% overall decrease in gross margin percentage.

General and Administrative Expense

The increase in general and administrative expenses was driven primarily by increases of $6.1 million, or 89.3%, in employee compensation allocated to general and administrative expenses; $1.8 million, or 196.6%, in depreciation and amortization; and $1.2 million, or 122.5%, in information technology expenses. These expenses were the result of both the acquisition of IDC in November 2009 and of existing lines of business growth. Additionally, professional fees increased $1.1 million, or 204.1%, driven by growth in the size and complexity of our business and the additional costs of operating as a publicly traded company.

Product Development Expense

The increase in product development expense was due to an increase of $0.9 million, or 51.2%, in costs related to employee compensation and outsourced services allocated to product development expense.

Sales and Marketing Expense

The increase in sales and marketing expense was primarily due to an increase of $5.1 million, or 268.7%, in the non-cash, stock-based sales acquisition expense related to the vesting of certain shares issued in connection with the acquisition of EduCard due to both additional sales and a higher average share price at the date of vesting. Increases in costs related to employee compensation of $1.9 million, or 65.1%, and cash-based sales acquisition expense related to the acquisition of IDC of $0.5 million also contributed to the overall increase.

Interest Expense

The increase in interest expense was primarily due to the accretion of interest related to the acquisition payable incurred as a result of the IDC acquisition in November 2009 and amortization of financing costs associated with amending the credit facility in July and December of 2009.

Income Tax Expense

The increase in income tax expense was primarily due to an increase of $12.8 million, or 89.0%, of net income before taxes. The effective tax rates for the nine months ended September 30, 2009 and 2010 were 35.6% and 39.1%, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows from operations, borrowings under our Credit Facility, as defined below, available-for-sale investments and common equity issuances. As of September 30, 2010, we had $21.9 million in cash and cash equivalents, $25.0 million available under our Credit Facility and $14.7 million in available-for-sale investments. Our primary liquidity requirements are for working capital, capital expenditures, product development expenses and general corporate needs. As of September 30, 2010, we had working capital of $27.3 million.

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

The Credit Facility is also secured by a perfected first priority security interest in all of the capital stock of Higher One, Inc., Higher One Payments, Inc. and Higher One Machines, Inc. and substantially all of each Loan Obligor’s tangible and intangible assets, other than intellectual property. Each of the Loan Obligors has also granted to the administrative agent under the Credit Facility a negative pledge of the intellectual property of Higher One, Inc., Higher One Payments, Inc. and Higher One Machines, Inc., including patents and trademarks that are pending and are acquired in the future. The loans drawn under the Credit Facility are payable in a single maturity on December 31, 2010,

As of September 30, 2010, Higher One, Inc. had no outstanding indebtedness under the Credit Facility.

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

The Credit Facility includes certain financial covenants that dictate the availability of funds on the line of credit, including (i) maintenance of a minimum level of liquidity (defined as cash and marketable securities plus the amount by which availability under the loan facility exceeds amounts borrowed) of $5.0 million, (ii) a funded debt to EBITDA ratio of no more than 2.0 to 1.0, (iii) an interest coverage ratio of 3.5 to 1.0 and (iv) a debt service coverage ratio of at least 1.25 to 1.0. As of September 30, 2010, Higher One, Inc. was in compliance with all covenants under the amended Credit Facility.

We do not intend to renew the Credit Facility and are currently working to put a new revolving credit facility in place which we anticipate will be effected within the next few months.

Cash Flows

The following table presents information regarding our cash flows, cash and cash equivalents for the nine months ended September 30, 2009 and 2010:

	Nine Months Ended September 30, (unaudited)
	2009	2010	$ Change	% Change
	(in thousands)
Net cash provided (used for):
Operating activities	$11,407	$27,041	$15,634	137.1%
Investing activities	(1,030)	(30,637)	(29,607)	2,874.5
Financing activities	(6,560)	22,189	28,749	(438.2)

Increase in cash and cash equivalents	3,817	18,593	14,776	387.1
Cash and cash equivalents, end of period	$5,305	$21,932	$16,627	313.4%

The increase in net cash provided by operating activities consisted of an increase of $7.3 million in net income and an $8.4 million net increase in adjustments to reconcile net income to cash; including a $5.1 million increase in stock-based customer acquisition expense, a $4.2 million increase in deferred revenue and a $3.4 million increase in depreciation and amortization.

The increase in net cash used in investing activities was comprised of net investments in available-for-sale securities of $14.8 million, a payment of $8.3 million to an escrow agent related to our acquisition of IDC, an increase in net fixed asset purchases of $4.9 million and an additional payment of $1.8 million related to our acquisition of IDC.

We expect that our capital expenditures for 2010 will be approximately $6.7 million, excluding the development costs discussed below, related primarily to computer and phone equipment, as well as ATM equipment. We believe that our cash flows from operations, together with our existing liquidity sources and the net proceeds from our initial public offering, will be sufficient to fund our operations and anticipated capital expenditures over at least the next twenty-four months.

Additionally, as of September 30, 2010, we made payments of $1.4 million on a project to develop two existing commercial buildings located in New Haven, Connecticut into which we expect to move at the completion of the project in 2012. We anticipate additional payments as progress continues on the project. The project has a total estimated cost of approximately $46 million, approximately half of which we anticipate will be offset over time by federal and state subsidies and tax credits from various programs and entities, including the Connecticut Department of Economic and Community Development, the Federal Historic Preservation Tax Incentive Program, the Connecticut Historic Preservation Tax Credit Program, the Federal New Markets Tax Credit Program, the Connecticut Development Authority and Science Park Development Corporation. Some of the subsidies and tax credits will be based on certain conditions, including our meeting certain employment growth milestones over time. In connection with the project, we recently formed two new subsidiaries, Higher One Real Estate, Inc. and Higher One Real Estate SP, LLC. On November 9, 2010, Higher One Real Estate SP, LLC entered into an agreement with Winchester Arms NH, LLC to develop the buildings. On October 19, 2010, Higher One Real Estate SP, LLC signed a letter of intent with Science Park Development Corporation, which owns the property on which the two buildings reside, concerning the leasing, expansion and buyout of the land. It is anticipated that we will enter into an agreement providing for a long term lease of the property at a nominal cost per year and a buyout option for a nominal amount after seven years.

We intend to fund this development project using existing cash, additional cash generated from operations and borrowings made under a new revolving rate credit facility which we intend to establish when our current Credit Facility expires. We anticipate pursuing a fixed rate credit facility upon completion of the project.

The increase in net cash used in financing activities was primarily related to proceeds received from our initial public offering, net of issuance costs, of $37.2 million and tax benefit related to options of $2.2 million. These were partially offset by an increase in net payments of $11.9 million of debt under our credit facility.

Supplemental Financial and Operating Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(unaudited) (in thousands)		(unaudited) (in thousands)
Adjusted EBITDA (1)	$9,077	$15,509	$20,179	$42,650
Adjusted net income (2)	$5,528	$8,771	$11,907	$24,387

Number of students enrolled at OneDisburse client higher education institutions at end of period	2,213	3,264	2,213	3,264

Number of students enrolled at payment transaction client higher education institutions at end of period	55	2,450	55	2,450

Number of OneAccounts at end of period	925	1,538	925	1,538

We define adjusted EBITDA as net income before interest, taxes and depreciation and amortization, or EBITDA, further adjusted to remove the effects of stock-based customer acquisition expense related to our grant of common stock in connection with our acquisition of EduCard in 2008, stock-based compensation expense and a nonrecurring milestone bonus paid to non-executive employees in 2009 upon our reaching a particular long-term operational target. Neither EBITDA nor adjusted EBITDA should be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and adjusted EBITDA in the same manner as we do. We prepare and present adjusted EBITDA to eliminate the effect of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate our adjustments and the reasons we consider them appropriate.

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

•

because cash-based customer acquisition expense is a non-recurring item related to the acquisition of IDC and does not reflect how our business is performing at any particular time, cash-based customer acquisition expense is therefore not key measure of our core operating performance; and

•

because the milestone bonus was a nonrecurring expense that we recorded upon reaching a particular long-term operational target that we do not expect to incur again in the near-term, the milestone bonus does not necessarily reflect how our business is performing at any particular time and is therefore not a key measure of our core operating performance.

(1)	The following table presents a reconciliation of net income, the most comparable GAAP measure, to EBITDA and adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(unaudited) (in thousands)		(unaudited) (in thousands)
Net income	$4,793	$6,429	$9,252	$16,522
Interest income	(1)	(10)	(2)	(13)
Interest expense	113	84	394	560
Income tax expense	2,596	4,277	5,115	10,628
Depreciation and amortization	633	1,947	1,887	5,321

EBITDA	8,134	12,727	16,646	33,018
Stock-based and other customer acquisition expense	227	2,139	1,895	7,448
Stock-based compensation expense	341	643	963	2,184
Milestone bonus	375	—	675	—

Adjusted EBITDA	$9,077	$15,509	$20,179	$42,650

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

•

because cash-based customer acquisition expense is a non-recurring item related to the acquisition of IDC and does not reflect how our business is performing at any particular time, cash-based customer acquisition expense is therefore not key measure of our core operating performance; and

•

because the milestone bonus was a nonrecurring expense that we recorded upon reaching a particular long-term operational target that we do not expect to incur again in the near-term, the milestone bonus does not necessarily reflect how our business is performing at any particular time and is therefore not a key measure of our core operating performance; and

•

amortization expenses can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired.

(2)	The following table presents a reconciliation of net income, the most comparable GAAP measure, to adjusted net income for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(unaudited) (in thousands)		(unaudited) (in thousands)
Net income	$4,793	$6,429	$9,252	$16,522

Stock-based and other customer acquisition expense	227	2,139	1,895	7,448
Stock-based compensation expense - ISO	152	338	404	1,148
Stock-based compensation expense - NQO	189	305	559	1,036

Milestone bonus expense	375	—	675	—

Amortization of intangibles	86	768	305	2,303

Amortization of finance costs	32	51	77	153

Total pre-tax adjustments	1,061	3,601	3,915	12,088
Tax rate	35.9%	38.6%	35.9%	38.6%

Tax adjustment	(326)	(1,259)	(1,260)	(4,223)

Adjusted net income	$5,528	$8,771	$11,907	$24,387

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

In addition, we receive processing fees paid from our bank partner, based on prevailing interest rates and the total deposits held in our OneAccounts. Since 2008, fees paid by our bank partner have been relatively small because of historically low interest rates. A change in interest rates would affect the amount of processing fees that we earn and therefore would have an effect on our revenue, cash flows and results of operations.

Critical Accounting Policies

Our Condensed Consolidated Financial Statements are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial reporting to gain a more complete understanding of our Condensed Consolidated Financial Statements as a whole, as well as management’s related discussion and analysis presented herein. While we believe that these accounting policies are grounded on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our prospectus filed on June 18, 2010 in connection with our initial public offering are those that depend most heavily on these judgments and estimates. At September 30, 2010, there had been no material changes to any of the Critical Accounting Policies therein.

Provision for Operational Losses

We have entered into an agreement with The Bancorp Bank to hold all deposit accounts opened by OneAccount holders. Although those deposit funds are held by The Bancorp Bank, we are liable to the bank for any uncollectible accountholder overdrafts and any other losses due to fraud or theft. We provide reserves for our estimated overdraft liability and our estimated uncollectible fees and the provision for these reserves is included within the costs of revenue on the condensed consolidated financial statements included in this report. Such reserve is based upon an analysis of outstanding overdrafts and historical repayment rates. For the years ended December 31, 2007, 2008 and 2009, we provided for additional reserves for operational losses related to uncollectible accountholder overdrafts of $2.6 million, $4.6 million and $5.5 million, respectively. For the three and nine months ended September 30, 2010, we provided for additional reserves for operational losses related to uncollectible accountholder overdrafts of $1.1 and $5.2 million, respectively. If the financial condition of the accountholders were to deteriorate, thereby reducing their ability to make payments, additional reserves would be required.

Goodwill and Intangible Assets

Goodwill represents costs in excess of the fair value of consideration transferred over the fair values assigned to the underlying net identifiable assets of acquired businesses. Annual impairment testing of goodwill is assessed in accordance with Accounting Standard Codification (“ASC”) 350, “Intangibles—Goodwill and Other,” or ASC 350, which compares carrying values of the reporting units to fair values and, when appropriate, the carrying value of these assets is reduced to fair value.

Our goodwill balance is entirely attributable to our acquisition of IDC on November 19, 2009. As there were no significant changes to the business that occurred during the period between the acquisition date and the September 30, 2010 balance sheet date and given our significant growth, we did not consider that a goodwill impairment analysis was necessary. We will perform an annual goodwill impairment analysis as of October 31, 2010, or whenever events or changes in circumstances indicate that impairment may have occurred.

Reporting units are determined in accordance with ASC 280 “Segment Reporting”, or ASC 280. We evaluate reporting units by first identifying our operating segments under ASC 280. We then evaluate each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, those components must be evaluated to determine if they must be aggregated into one or more reporting units. When determining if it is appropriate to aggregate a newly acquired operating segment with our existing operating segment, we evaluate the seller’s historical results for the newly acquired company and its future prospects. This evaluation generally includes the newly acquired operating segment’s budget and the actions that our management expects to take with respect to the recently acquired operating segment, as well as an evaluation of the likelihood that such actions will be implemented. If, after evaluating the future prospects, we determine that the two segments are economically similar within a reasonable period of time, the two operating segments would be aggregated.

Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. Actual cash flows arising from a particular reporting unit could vary from projected cash flows, which could imply different carrying values from those established at the date of acquisition, and which could result in impairment of such assets. If we were to determine that impairment occurred, we would record a write-

down of the carrying value and charge the impairment as an operating expense in the period the determination is made. Through all periods ended September 30, 2010, we were not required to record any impairment on goodwill or indefinite-lived intangibles. As of September 30, 2010, there were no reporting units at risk of failing step one of the goodwill impairment test.

Stock-Based Compensation

We account for stock-based compensation expense in accordance with ASC 718, “Compensation—Stock Compensation,” or ASC 718, which requires the measurement and recognition of compensation expense for share-based awards based on the estimated fair value on the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for stock options granted during the three and nine months ended September 30, 2009 and 2010, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Expected term	6.3 years	6.2 - 6.3 years	6.3 years	6.2 - 6.3 years
Expected volatility	52.2%	51.5 - 51.9%	45.5 - 52.2%	51.5 - 51.9%
Risk-free rate	3.0 - 3.2%	1.8 - 2.0%	2.2% - 3.2%	1.8% - 3.0%
Expected dividends	None	None	None	None

(1)	Expected term is the period of time that the equity grants are expected to remain outstanding. We calculate the expected life of the options as prescribed under the provisions of ASC 718. We generally use the midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing.
(2)	Expected volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. We based our estimated volatility on the historical volatility of a peer group of publicly traded companies, which includes companies that are in the same industry or are competitors.
(3)	Risk-free rate is the average U.S. Treasury rate at the time of grant having a term that most closely approximates the expected term of the option.
(4)	We have never declared or paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

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

Generally, employees receive stock option grants when joining the company and then may receive periodic awards thereafter at the discretion of the board, although the timing of additional awards has previously not been made according to any established policy. The board intends all options to be granted with an exercise price equal to or greater than the per share fair value of our common stock underlying those options on the date of grant. On each of the grant dates during 2007, 2008, 2009 and through June 16, 2010, the fair value of common stock underlying stock options granted was either estimated by the board on a contemporaneous basis with input from management and an independent valuation firm or was determined not to have increased since a prior valuation. Given the absence of a public trading market, our board considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each meeting at which stock option grants were approved. These factors included, but were not limited to, the following:

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

For options granted after June 17, 2010, the date our stock began trading on the New York Stock Exchange, we used quoted market prices of our stock in determination of grant price and fair value.

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

We follow the provisions of ASC 740, “Income Taxes,” or ASC 740. ASC 740 clarifies the accounting for uncertainty in income taxes. It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters in income tax expense. All our tax years are subject to examination. All of our unrecognized tax benefit liability would affect our effective tax rate if recognized. We do not expect our unrecognized tax benefit liability to change significantly over the next 12 months.

Business Combinations

We follow the provisions of ASC 805, “Business Combinations,” or ASC 805, which requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard would, among other things, affect the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.

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

In April 2010, the FASB issued ASU No. 2010-17, “Milestone Method of Revenue Recognition,” which indicates the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Companies can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This ASU is effective for fiscal years beginning after June 15, 2010. Early adoption is permitted. We are currently evaluating this new ASU.

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

In response to this material weakness, we have recently increased our finance and accounting staff with the addition of a Director of Finance, who will begin strengthening our accounting policies and reviews. We continue to remediate this by further formalizing our policies and internal controls documentation and strengthening supervisory reviews of our management. If we fail to fully remediate this material weakness or fail to otherwise maintain effective internal controls over financial reporting in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis and which, could cause investors to lose confidence in our financial information and/or cause the price of our common stock to decline.

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

We, and our subsidiaries, are involved in legal proceedings concerning matters arising in the ordinary course of our business, including the matters described below. Although the outcome of such proceedings, including the matters described below, cannot be predicted with certainty, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our business, financial condition or results of operations.

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

On June 22, 2010, Higher One, Inc. provided notice and a certificate of claim for indemnity under the Stock Purchase Agreement by and among us and the stockholders of Informed Decision Corporation (“IDC”) dated November 19, 2009, arising from certain misrepresentations and breaches of warranty. At the same time, we deposited $8.25 million, equal to the remaining balance of the post-closing payments, with an escrow agent. The funds held in escrow are shown on the accompanying balance sheet as restricted cash pending resolution of the outstanding claims. On July 20, 2010, the former stockholders of IDC filed a complaint against us in the United States District Court for the Northern District of California (the “Complaint”) disputing the claimed purchase price adjustment, alleging breach of contract and anticipatory breach and seeking a declaratory judgment and injunctive decree that the post-closing payments be made in accordance with the schedule set forth in the Stock Purchase Agreement. On October 27, 2010, HOI filed a motion to dismiss and, in the alternative, to move the action to the District of Delaware pursuant to a contractual forum selection clause and to strike certain allegations of the complaint be stricken. Although we intend to defend the claims vigorously, we also hope to work towards negotiating a purchase price adjustment as settlement of our indemnity claim and the Complaint. There can be no assurances of our success in this matter. Due to the uncertainty of the outcome of the claim, we are unable to estimate any potential settlement at this time and continue to accrete interest on the acquisition payable to the original final payment due date of December 31, 2010. As of September 30, 2010, the acquisition payable of $8.25 million was recorded at its present value as a liability in the accompanying balance sheet and we had not recorded any potential gain or loss in connection with this claim.

Item 1A.	Risk Factors

RISK FACTORS

Our financial condition and results of operations are subject to various risks, uncertainties and other factors. These risks and uncertainties include, but are not limited to, the risk factors set forth below. The risks and uncertainties described in this report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, they could have a material adverse effect on our business, financial condition and results of operations.

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

In 2009, approximately 88% of our revenue was generated from interchange fees, ATM fees, non-sufficient funds fees, other banking services fees and convenience fees. These fees, as well as the financial services industry in general, have undergone or may undergo substantial changes in the near future. These changes could have a material adverse effect on our business, financial condition, results of operations and prospects for future growth.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, was signed into law. The Act will increase the already substantial regulation and oversight of the financial services industry and imposes restrictions on the ability of firms within the industry, including us, to conduct business consistent with historical practices. For example, under the Act, a Consumer Financial Protection Bureau will be established to regulate any person engaged in a “financial activity” in connection with a consumer financial product or service, including those, such as us, that process financial services products and services. The new agency will have regulatory authority for many of the laws to which we and our partner bank, The Bancorp Bank, are subject and may have direct supervisory authority over us, and it will implement and oversee new regulations relating to consumer financial protection designed to prevent unfair, deceptive, and abusive practices in the offering of consumer financial products.

The Act also requires changes to be made to the manner in which merchants accept and process certain debit- and credit-card transactions. The Act, subject to certain exemptions, requires the Federal Reserve to impose limits on debit card interchange fees tied to the cost of processing the transaction, which may have the result of decreasing revenue to debit card issuers and processors. These restrictions technically will apply only to debit card issuers with assets in excess of $10 billion, although it is anticipated that smaller issuers, such as The Bancorp Bank, may also be impacted. Some federal, state, and local government-administered payment programs that use debit cards are exempt from this interchange fee restriction. Additionally, the Act permits merchants to offer a discount or other incentive to encourage use of one form of payment over another, and it prohibits restrictions on merchants’ choice of payment processing networks. The Act allows merchants to set a $10-or-higher minimum purchase threshold for credit card transactions, and it permits institutions of higher education and federal agencies — which constitute many of our clients — to impose maximum dollar amounts for credit-card purchases. In addition to these anticipated new federal law restrictions, individual state legislatures are reviewing interchange fees, and legislators in a number of states have proposed bills that purport to limit interchange fees or merchant discount rates or to prohibit their application to portions of a transaction.

Many of the provisions of the Act will not become effective until a year or more following its enactment and after the adoption and effectiveness of implementing regulations. The scope and impact of many of the Act’s provisions, moreover, will be determined through the rule making process. As a result, we cannot predict the ultimate impact of the Act on us or The Bancorp Bank at this time, nor can we predict the impact or substance of other future legislation or regulation. However, we believe that the Act, other recent changes in regulation, including the Regulation E changes summarized above, and legislation under consideration by the states could affect how we and our bank partner operate by significantly reducing the interchange fees, ATM fees, non-sufficient funds fees, other banking services fees and convenience fees charged in respect of our services that drive our financial results. These regulatory and legislative changes could also increase our costs, impede the efficiency of our internal business processes or limit our ability to pursue business opportunities in an efficient manner. The occurrence of any of these risks could materially and adversely affect our business, financial condition and results of operations.

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

We are not aware of any enforcement or civil action against a higher education institution or a third party service provider for charging convenience fees. We have nevertheless worked with our higher education institution clients to ensure that we can continue to provide the services they demand, while ensuring we are in compliance with these laws and regulations prospectively. The affected revenues to us are not significant. However, if one or more states or other parties initiate an action against us, we could be subject to a claim for significant fines or damages. Moreover, the institution of any such action could disrupt our operations or result in negative publicity, which could diminish our ability to attract new and retain existing clients, and could materially and adversely affect our prospects, business, financial condition and results of operations.

Our business depends on the current government financial aid regime that relies on the outsourcing of financial aid disbursements through higher education institutions.

In general, the U.S. federal government distributes financial aid to students through higher education institutions as intermediaries. Following the receipt of financial aid funds and the payment of tuition and other expenses, higher education institutions have typically processed refund disbursements to students by preparing and distributing paper checks. Our OneDisburse® service provides our higher education institution clients an electronic system for improving the administrative efficiency of this refund disbursement process. If the government, through legislation or regulatory action, restructures the existing financial aid regime in such a way that reduces or eliminates the intermediary role played by financial institutions serving higher education institutions or limits or regulates the role played by service providers such as us, our business, results of operations and prospects for future growth could be materially and adversely affected.

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

Accordingly, we depend, in part, on the services, technology and software of these and other third-party service providers. In the event that these service providers fail to maintain adequate levels of support, do not provide high quality service, discontinue their lines of business, terminate our contractual arrangements or cease or reduce operations, we may be required to pursue new third-party relationships, which could materially disrupt our operations and our ability to provide our products and services, and could divert management’s time and resources. Replacement technology or services provided by replacement third-party vendors could be more expensive than those we have currently, while the process of transitioning services and data from one provider to another can be complicated and time consuming. If we are unable to complete a transition to a new provider on a timely basis, or at all, we could be forced to temporarily or permanently discontinue certain services, which could disrupt services to our customers and materially and adversely affect our business, financial condition and results of operations. We may also be unable to establish comparable new third-party relationships on as favorable terms or at all, which could materially and adversely affect our business, financial condition and results of operations.

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

Our higher education institution clients and student OneAccount holders disclose to us certain “personally identifiable” information, including student contact information, identification numbers and the amount of credit balances, which they expect we will maintain in confidence. It is possible that hackers, customers or employees acting unlawfully or contrary to our policies, or other individuals, could improperly access our or our vendors’ systems and obtain or disclose data about our customers. Further, because customer data may also be collected, stored, or processed by third party vendors, it is possible that these vendors could intentionally or negligently disclose data about our clients or customers.

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

A breach of our information systems could lead to fraudulent activity, including with respect to our OneCards, such as identity theft, losses on the part of our banking customers, additional security costs, negative publicity and damage to our reputation and brand. In addition, our customers could be subject to scams that may result in the release of sufficient information concerning themselves or their accounts to allow others unauthorized access to their accounts or our systems (e.g., “phishing” and “smishing”). Claims for compensatory or other damages may be brought against us as a result of a breach of our systems or fraudulent activity. If we are unsuccessful in defending against any resulting claims against us, we may be forced to pay damages, which could materially and adversely affect our financial condition and results of operations.

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

Our success will depend, in part, on our ability to generate revenues by providing financial transaction services to higher education institutions and their students. The market for these services has only recently developed and the long-term viability and profitability of this market is unproven. Our business will be materially and adversely affected if we do not develop and market products and services that achieve and maintain market acceptance. Outsourcing disbursement services may not become as widespread in the higher education industry as we anticipate, and our products and services may not achieve continued commercial success. In addition, higher education institution clients could discontinue using our services and return to in-house disbursement and payment solutions. If outsourcing disbursement services do not become widespread or if higher education institution clients return to their prior methods of disbursement, our growth prospects, business, financial condition and results of operations could be materially and adversely affected.

Our business depends on a strong brand and a failure to maintain and develop our brand in a cost-effective manner may hurt our ability to expand our customer base.

Maintaining and developing the “Higher One®,” “OneDisburse®” and “CASHNet®” brands is critical to expanding and maintaining our base of higher education institution clients and student OneAccount holders. We believe the importance of brand recognition will increase as competition in our market further intensifies. Maintaining and developing our brands will depend largely on our ability to continue to provide high-quality products and services at cost effective and competitive prices, as well as after-sale customer service. While we intend to continue investing in our brands, we cannot predict the success of these investments. If we fail to maintain and enhance our brands, if we incur excessive expenses in this effort or if our reputation is otherwise tainted, including by association with the wider financial services industry, we may be unable to maintain loyalty among our existing customers or attract new customers, which could materially and adversely affect our business, financial condition and results of operations.

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

As a result of these risks, we may not be able to achieve the expected benefits of any acquisition. If we are unsuccessful in integrating Higher One Payments, Inc. or completing an acquisition that we may pursue in the future, we would be required to reevaluate our growth strategy. Even if we successfully integrate Higher One Payments, Inc. or other assets or businesses we may acquire, we may incur substantial expenses and devote significant management time and resources in seeking to complete and integrate the acquisition, the acquired businesses may not perform as we expect or enhance the value of our business as a whole.

Failure to manage future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

The continued rapid expansion and development of our business may place a significant strain upon our management and administrative, operational and financial infrastructure. As of September 30, 2010, we had approximately 1.5 million OneAccounts, representing growth of 66% from September 30, 2009. In 2009, our total revenue, adjusted EBITDA, adjusted net income and net income were approximately $75.5 million, $30.5 million, $18.1 million and $14.2 million, respectively, which represents three-year compounded annual growth rates over 2006 of approximately 68%, 192%, 74% and 62%, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above in Part I of this report for definitions of adjusted EBITDA and adjusted net income and reconciliations to net income. Our growth strategy contemplates further increasing the number of our higher education institution clients and student banking customers at relatively similar growth rates, however, the rate at which we have been able to establish relationships with our customers in the past may not be indicative of the rate at which we will be able to establish additional customer relationships in the future.

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

In addition, there is no guarantee that a potential client will sign a contract with us even after we spend substantial time, effort and money on the potential client. A delay in our ability or a failure to enter into new contracts with potential higher education institution clients could materially and adversely affect our business, financial condition and results of operations.

Our business and future success may suffer if we are unable to cross-sell our products and services.

A significant component of our growth strategy is dependent on our ability to cross-sell products and services to new and existing customers. In particular, our growth strategy depends on our ability to successfully cross- sell our disbursement services to our payment services clients and our payment services to our disbursement services clients. We may not be successful in cross-selling our products and services because our customers may find our additional products and services unnecessary or unattractive. Our failure to sell additional products and services to new and existing customers could have a material adverse effect on our prospects, business, financial condition and results of operations.

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

From time to time, we seek to enforce our intellectual property rights against third parties, such as through our current litigation against TouchNet. See “Legal Proceedings” above in Part II, Item 1 of this Form 10-Q. The fact that we have intellectual property rights, including registered intellectual property, may not guarantee success in our attempts to enforce these rights against third parties. Our ability and potential success in enforcing our rights is also subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights. When we seek to enforce our rights, we may be subject to claims that our intellectual property rights are invalid, otherwise unenforceable, or are licensed to the party against whom we are asserting the claim. In addition, our assertions of intellectual property rights may result in the other party seeking to assert various claims against us, including its own alleged intellectual property rights, claims of unfair competition, or other claims. Furthermore, enforcing our intellectual property and other proprietary rights can be expensive. Any increase in the unauthorized use of our intellectual property could make it more expensive or less profitable to do business and consequently have a material adverse effect on our business, financial condition and results of operations.

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

Any intellectual property claim against us could be expensive and time consuming to defend. Insurance may not cover or be insufficient for such claim, or may not be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby having a material adverse effect on our business, financial condition and results of operations. Even if we have an indemnification arrangement with a third party to indemnify us against an intellectual property claim, such indemnifying party may be unable or fail to uphold its contractual obligations to us. If any infringement or other intellectual property claim that is brought against us is successful, our business, operating results and financial condition could be materially and adversely affected.

General economic conditions may adversely affect our ability to raise capital in the future.

We may need or seek additional financing in the future to refinance our existing credit facility, fund our operations, fund acquisitions, develop additional products and services or implement other projects. As of September 30, 2010, Higher One, Inc. had no borrowings outstanding under its senior secured revolving credit facility, or Credit Facility. Given the state of the current credit environment resulting from, among other things, the general weakening of the global economy, it may be difficult to refinance our existing credit facility or obtain any additional financing on acceptable terms, which could have an adverse effect on our business, financial condition and results of operations. In addition, if, as a result of the current conditions in the credit markets, the lender under our current credit agreement or any other lender under any future credit agreement is unable to fund borrowings under that agreement, our liquidity could be adversely affected.

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

Our credit agreement also requires us to maintain certain liquidity levels and satisfy certain financial ratios, including a maximum total leverage ratio and a minimum interest coverage ratio. A failure by us to comply with the covenants contained in our credit agreement could result in an event of default which could adversely affect our ability to respond to changes in our business and manage our operations. An event of default would also occur under our credit agreement if we undergo a change of control or if we experience a material adverse change in our operations, condition or prospects. In the event of any default under our credit agreement, the lender could elect to declare all amounts outstanding to be due and payable and require us to apply all of our available cash to repay these amounts. The acceleration of indebtedness under our credit agreement could have a material adverse effect on our business, financial condition and results of operations.

As a holding company, our main source of cash is distributions from our operating subsidiaries.

We, Higher One Holdings, Inc., conduct all of our operations through our subsidiaries. Accordingly, our main cash source is dividends and other distributions from these subsidiaries. The ability of each subsidiary to make distributions depends on the funds that a subsidiary has from its operations in excess of the funds necessary for its operations, obligations or other business plans. Since our subsidiaries are wholly owned by us, our claims will generally rank junior to all other obligations of the subsidiaries. If our operating subsidiaries are unable to make distributions, we may not be able to implement our growth strategy, unless we are able to obtain additional debt or equity financing. In the event of a subsidiary’s liquidation, there may not be assets sufficient for us to recoup our investment in the subsidiary.

We have no operating history in rehabilitation and development activities and these activities are inherently risky and could adversely impact our business and strain management resources.

We are actively involved in a project to rehabilitate and develop two existing commercial buildings located in New Haven, Connecticut into which we expect to move our office at the completion of the project. We do not have any prior operating history in property rehabilitation and development and therefore uncertainties and unknown future challenges that may arise in connection with these activities could divert management’s attention from our core business and strain management’s resources.

In addition, rehabilitation and development projects entail the following considerable risks:

•	cost overruns including construction costs that may exceed our original estimates;

•	unforeseen quality or engineering problems;

•	construction delays;

•	unanticipated financing costs;

•	work stoppages and higher-than-estimated labor costs;

•	weather interference;

•	costs for the removal or remediation of hazardous or toxic substances present at, on, under or in or released from the project site; and

•	delays with respect to obtaining or the inability to obtain necessary zoning, occupancy, land use and other governmental permits, and/or changes in zoning and land use laws.

If any of these problems occur, our plans to move into the facility may be delayed and the overall project costs may significantly exceed the costs that were estimated when the project was originally undertaken, which could have a material adverse effect on our business, financial condition and results of operations.

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

If we were deemed to be a third-party servicer, certain other Title IV regulations would apply to our business. These include, for example, regulations making a third-party servicer jointly and severally liable with its client institution for any liability to the Department of Education arising out of the servicer’s violation of Title IV or its implementing regulations, which could subject us to material fines related to acts or omissions of entities beyond our control. The Department of Education is also empowered to limit, suspend or terminate the violating servicer’s eligibility to act as a third-party servicer and to impose significant civil penalties on the violating servicer. In the event the Department of Education concluded that we were a third-party servicer, had violated Title IV or its implementing regulations and should be subject to one or more of these sanctions, our business and results of operations could be materially and adversely affected. There is limited enforcement and interpretive history of Title IV regulations.

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

State Laws. We may also be subject to similar state laws and regulations that restrict higher education institutions from disclosing certain personally identifiable information of students. For example, an Illinois law passed in 2009 prohibits certain public higher education institutions in Illinois from providing personally identifiable information of students to businesses that issue credit or debit cards. State attorneys generals and other enforcement agencies may monitor our compliance with state and federal laws and regulations pertaining to higher education and banking and conduct investigations of our business that are time consuming and expensive and could result in fines and penalties that have a material adverse effect on our business, financial condition and results of operations.

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

Reviews and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations may result in changes to our business practices or may expose us to the risk of fines, restitution and litigation.

Our operations and the operations of our bank partner are subject to the jurisdiction of federal, state and local regulatory authorities, including the FDIC, which is our bank partner’s primary federal regulator. Our business practices, including the terms of our products, are approved by our banking partner and subject to both periodic and special reviews by such regulatory and enforcement authorities, which can range from investigations into specific consumer complaints or concerns to broader inquiries into our practices generally. We and our bank partner are subject to ongoing and routine examination by the FDIC. If, as part of an examination or review the regulatory authorities conclude that we are not complying with applicable laws or regulations, they could request or impose a wide range of remedies, including, but not limited to, requiring changes to the terms of our products (such as decreases in fees), the imposition of fines or penalties or the institution of enforcement proceedings or other similar actions against us alleging that our practices constitute unfair or deceptive acts or practices. In recent enforcement actions against other industry participants alleging unfair or deceptive acts or practices the regulators have sought restitution for affected customers and civil money penalties. In addition, negative publicity relating to any specific inquiry or investigation or any related fine could adversely affect our stock price, as well as our relationships with various industry participants or our ability to attract new and retain existing clients, which could have a material adverse effect on our business, financial condition and results of operations.

While we believe we have a comprehensive process to ensure compliance with applicable laws and regulations, the standards imposed by the regulators are at times subject to interpretation. Based on recent discussions with our advisors, we have been informed that certain of our practices which have been approved by our banking partner could be viewed by the FDIC or other regulators as unfair or deceptive in violation of applicable law. Based on these discussions and new regulatory guidance, and at the direction of our bank partner, we recently changed certain practices related to fees. The FDIC or other regulators could nonetheless bring an action against us or our bank partner alleging that these or other of our practices constitute unfair or deceptive acts or practices or other violations of applicable laws and regulations. An action instituted against us or our bank partner that results in changes to our practices, the imposition on us of material fines or penalties or an obligation for us to pay restitution and civil money penalties in a material amount would have a material adverse effect on our business, financial condition and results of operations.

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

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

As of September 30, 2010, our founders, senior executive officers, directors and principal stockholders together beneficially owned greater than 60 percent of our common stock outstanding. As a result, these stockholders, acting together, will have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Upon completion of our IPO, we had outstanding 55,639,587 shares of common stock. The shares of common stock offered in the IPO were freely tradable without restriction under the Securities Act of 1933, as amended, or the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. Goldman, Sachs & Co. may, in its sole discretion, permit our officers, directors, employees and current stockholders who are subject to the 180-day contractual lock-up to sell shares prior to the expiration of the lock-up agreements.

After the lock-up agreements pertaining to this offering expire on December 14, 2010 or earlier by waiver by Goldman, Sachs & Co., a significant amount of additional shares will be eligible for sale in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with sale volume restrictions and other securities laws. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

We do not intend to pay dividends on our common stock in the foreseeable future, and due to restrictive covenants in our credit agreement and because we are a holding company, we may be unable to pay dividends.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. In addition, our current credit agreement prohibits us from paying dividends. Furthermore, because we are a holding company, any future dividend payments would depend on the cash flow of our subsidiaries. See “––As a holding company, our main source of cash is distributions from our operating subsidiaries,” above in the Risk Factors of this report. Accordingly, we may not be able to pay dividends even if our board of directors would otherwise deem it appropriate.

We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in the value of those shares. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. For the foregoing reasons, you will not be able to rely on dividends on our common stock to receive a return on your investment.

Anti-takeover provisions in our charter documents, Delaware law and our credit agreement could delay or prevent entirely a takeover attempt or a change in control.

Provisions contained in our certificate of incorporation and bylaws may make the acquisition of our company more difficult without the approval of our board of directors. These provisions:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval;

•	prohibit stockholder action by written consent, which requires all stockholder action to be taken at a meeting of our stockholders;

•	provide that our board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Unregistered Sales of Equity Securities

From July 1, 2010 to August 5, 2010 when we filed a Registration Statement on Form S-8 with respect to the Higher One Holdings, Inc. 2010 Equity Incentive Plan and the Higher One, Inc. 2000 Stock Plan, we issued 55,925 shares of common stock to certain of our option holders upon exercise of options for an aggregate purchase price of $17,091. We issued these unregistered securities in reliance on Rule 701 promulgated by the SEC under the Securities Act of 1933, as amended, as transactions by an issuer pursuant to a compensatory benefit plan.

Use of Proceeds

The Form S-1 Registration Statement (File No. 333-165673) relating to our IPO was declared effective by the SEC on June 16, 2010. We used $10.0 million of the net proceeds we received from the IPO for the repayment of amounts outstanding under our senior secured revolving credit facility, or Credit Facility. We have deposited into escrow $8.25 million in connection with Higher One, Inc.’s indemnity claim against the former stockholders of Informed Decision Corp., which represents our post-closing obligations under the Stock Purchase Agreement dated November 19, 2009. See “Legal Proceedings” above in Part II, Item 1 of this Form 10-Q. The remainder of the proceeds from the IPO was allocated to cash and cash equivalents to fund working capital.

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

Date: November 10, 2010

Higher One Holdings, Inc.

/S/ DEAN HATTON
Dean Hatton
President and Chief Executive Officer (Duly authorized officer and principal executive officer)

/S/ MARK VOLCHEK
Mark Volchek
Chief Financial Officer (Duly authorized officer and principal financial officer)