Form 10-K
period 2010-12-31
Higher One Holdings, Inc.
filed 2011-02-24
CIK 1486800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34779

Higher One Holdings, Inc.

(Exact name of Registrant as Specified in Its Charter)

Delaware	26-3025501
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

25 Science Park

New Haven, CT 06511

(Address of Principal Executive Offices, Including Zip Code)

203-776-7776

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.001

Name of exchange on which registered: New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common equity held by non-affiliates based upon the last sale price of the common equity reported on the New York Stock Exchange on June 30, 2010, was approximately $806,774,012.

There were 56,371,141 shares of the registrant’s common stock outstanding as of February 18, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

HIGHER ONE HOLDINGS, INC.

YEAR 2010

FORM 10-K ANNUAL REPORT

FORWARD-LOOKING INFORMATION

This annual report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “should” and similar expressions are intended to identify forward-looking statements. The factors discussed under “Item 1A. Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. We expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

We use the terms the “Company”, “we”, “us” and “our” in this annual report to refer to Higher One Holdings, Inc. and its subsidiaries, unless the context requires otherwise.

PART I

Item 1.	Business

We are a leading provider of technology and payment services to the higher education industry. We believe, based on our experience in the industry, that we provide the most comprehensive suite of disbursement and payment solutions specifically designed for higher education institutions and their students. We also provide campus communities with convenient and student-oriented banking services, which include extensive user-friendly features.

The disbursement of financial aid and other refunds to students is a highly regulated, resource-consuming and recurrent obligation of higher education institutions. The student disbursement process remains mainly paper-based, costly and inefficient at most higher education institutions. These institutions are facing increasing pressure to improve administrative efficiency and the quality of service provided to students, to streamline regulatory compliance in respect of financial aid refunds, and to reduce expenses.

We believe our products provide significant benefits to both higher education institutions as well as their campus communities, including students. For our higher education institution customers, we offer our OneDisburse® Refund Management® disbursement service. Our disbursement service facilitates financial aid and other refunds to students, while simultaneously enhancing the ability of our higher education institutional clients to comply with the federal regulations applicable to financial aid transactions. By using our refund disbursement solutions, our clients save on the cost of handling disbursements, improve related business processes, increase the speed with which students receive their refunds and ensure compliance with applicable regulations.

For students and other campus community members, we offer our OneAccount service that includes a Federal Deposit Insurance Corporation, or FDIC,-insured deposit account provided by our bank partner, OneCard, which is a debit MasterCard® ATM card, and other retail banking services. OneAccount is cost competitive and tailored to the campus communities that we serve, providing students with convenient and faster access to disbursement funds.

We also offer payment transaction services which are primarily software-as-a-service solutions that facilitate electronic payment transactions allowing higher education institutions to receive easy and cost effective electronic payments from students, parents and others for essential education-related financial transactions. Features of our payment services include online bill presentment and online payment capabilities for tuition and other fees.

Higher One, Inc. was founded in 2000 in New Haven, Connecticut by Mark Volchek, Miles Lasater and Sean Glass. In July 2008, Higher One, Inc. formed Higher One Holdings, Inc., which is now the holding company for all of our operations. Higher One Holdings, Inc. is incorporated in the state of Delaware.

Our Strategy

We believe that there is a significant opportunity to continue to achieve significant future growth. We intend to continue to increase revenue and profitability by strengthening our position as a leading provider of technology and payment services to the higher education industry. Key elements of our growth strategy include:

•	Expanding the number of contracted higher education institutions;

•	Increasing OneAccount usage;

•	Cross-selling our existing products and services;

•	Enhancing and extending our products and services; and

•	Pursuing strategic partnerships and opportunistic acquisitions.

Products and Services

We provide products and services to two distinct, but related target markets: higher education institutions and their students.

Products and Services for Higher Education Institutions

We provide our higher education institutional clients with an integrated suite of products and services. These include our OneDisburse® service, our payment suite and other financial services.

OneDisburse®

Our OneDisburse® Refund Management® product is a turnkey solution that provides higher education institution clients with a comprehensive technology service for streamlining the student refund disbursement process. Following the payment of their tuition and other school-related expenses, many students receive residual financial aid disbursements to cover non-academic school expenses, such as living expenses and books. Students also receive disbursements, such as a refund following withdrawal from a course or other miscellaneous fees. Higher education institutions have typically processed these refund disbursements by preparing and distributing paper checks, which is both time consuming and costly for institutions and slow and inconvenient for students. After a higher education institution purchases the OneDisburse® service, the institution sends the full amount of each student’s disbursement to us and we then forward the funds to the student in accordance with the student’s instructions. For students with OneAccounts, disbursements are generally made by electronic transfers to their OneAccounts. By partnering with us to provide refund disbursements and related processes, including the student/customer service function, our clients reduce their time and cost spent on handling disbursements, improve the related business processes and increase convenience for students. In addition to saving time and costs for our clients, OneDisburse® is designed to ensure that the refund disbursement process is fully compliant with all applicable federal regulations, thereby providing our clients compliance monitoring services, which eases their administrative and regulatory burden. OneDisburse® also has a number of features that benefit students receiving refunds, including convenient and fast processing of refunds and notifications via email or text message of incoming refund disbursements. As of December 31, 2010, over 430 campuses serving approximately 3.3 million students had contracted to use the OneDisburse® service.

Payment Suite

Our payment suite includes the following software-as-a-service products and services, which our higher education institutional clients may purchase separately or together as a bundle. As of December 31, 2010, over 330 campuses serving approximately 2.5 million students had contracted to use one or more products and services in our payment suite.

ePayment™. Our ePayment product enables higher education institutions to securely accept online payments for tuition, charges and fees from students via credit card, pinless debit or without charge via ACH. Our ePayment product also allows students to set up and maintain recurring payments and authorize other users such as parents to pay student related charges on their behalf. SmartPay, a feature of ePayment, enables higher education institutions to reduce the cost of accepting credit and debit cards by passing the convenience fee to the payers.

eBill™. Our eBill product enables higher education institutions to automate payer billing and processing functions performed on campus and to extend payment services. This product allows the student or authorized payer to view the bill online and enables them to make payments online. By automating the billing process and facilitating electronic payments, higher education institutions can reduce administrative and labor costs, deliver bills quickly and securely and increase student and authorized payer convenience. eBill also expedites the processing, authorization and receipt of student payments.

MyPaymentPlan™. Our MyPaymentPlan product enables higher education institutions to personalize students’ payment plans, in order to better meet the individual needs of each student. In particular, MyPaymentPlan offers campus administrators the ability to tailor payment plan rules and fees; access the status and history of each student’s account; and calculate the due date and payment schedule for each student.

eMarket™. Our eMarket product enables higher education institutions to provide their academic, athletic and other departments with Internet e-commerce storefronts that can be used for, among other things, taking alumni donations, selling items such as event tickets, t-shirts and other merchandise, and accepting payments of event and conference registration fees. Higher education institutions can also use eMarket as an administrative portal to maintain centralized control of policy setting and reporting while allowing individual departments and entities autonomy to manage their operations. This centralized approach enables the institution to update policies related to campus commerce immediately and uniformly throughout all departmental campus storefronts.

Cashiering™. Our Cashiering enables higher education institutions to operate and manage their cashiering functions, back office payments and campus-wide departmental deposits. In particular, Cashiering allows: institutions to process walk-in and mail payments at any cashier’s office on campus; departments to allocate deposits to specific general ledger accounts in a paperless environment; and multiple locations to receive any information that is downloaded into the CASHNet database.

Other Products and Services

•

OneDisburse® ID. We offer our higher education institutional clients the option to combine our debit card with the institution’s ID cards. If an institution elects this option, we provide its students with our OneCard, which is a debit MasterCard ATM card and also serves as their official campus identification.

•	OneDisburse® Payroll. Our OneDisburse® Payroll product can quickly and efficiently distribute payroll and other employee-related payments through the OneDisburse® platform.

•

Financial Intelligence. In 2009, we launched a product to deliver financial literacy to the students at higher education institutions that can be purchased by the institution and offered directly to students through their existing Higher One co-branded website. This product offers students an online class that uses game based learning to help teach financial literacy.

Products and Services for Students – The OneAccount

Through our bank partner, our OneAccount product provides students, as well as faculty, staff and alumni, with an FDIC-insured online checking account with no monthly fee and no minimum balance. We also provide OneAccount holders with a OneCard, which is a debit MasterCard ATM card. Students can use their OneCard instead of cash or writing checks to make purchases wherever MasterCard is accepted at millions of locations worldwide or online. Many students also use their OneCard to pay bills automatically, send money instantly to other OneAccount holders and access over 540 Higher One ATMs located on or near campuses, with no fee to OneCard holders.

The OneAccount includes features designed to provide students with powerful, convenient, user-friendly tools to manage their finances, such as free text to balance, mobile low balance alerts, a mobile website and a scan deposit feature. Other customized features of the OneAccount include: “Campus Auto-Load,” which allows students to set up automatic funds transfers to campus flexible spending accounts, and the “Request Money” and “Send Money” features, which allow students to request money from parents and provides parents with a mechanism to make person-to-person payments into students’ OneAccounts, respectively. As of December 31, 2010, there were approximately 1.6 million OneAccounts. In December 2010, we began to offer a new version of the OneAccount, that has a different fee schedule compared to the original OneAccount. We may offer other versions of the OneAccount in the future as well. Different versions of the OneAccount either have or are expected to have different fee schedules, some with monthly fees that are waived if certain activity requirements are met.

Sales and Marketing

Our sales and marketing efforts separately target our two key markets: higher education institutions and their students.

Higher Education Institutions

Our dedicated and experienced sales team actively markets our products and services to higher education institutions in the United States. This team identifies potential new clients through a variety of channels, including higher education regional and national tradeshows, existing client showcase events and through word-of-mouth referrals. The sales process typically includes an extended solicitation period, which can be lengthy, and that usually includes phone conversations, in-person presentations and formal proposals to various levels of administrators. Historically, our primary points of contact have been an institution’s chief financial officer and bursar; however, following our acquisitions of EduCard LLC, or EduCard, and Informed Decisions Corp., or IDC, our marketing team also started contacting chief technology officers.

An important part of our sales effort is educating our potential clients about the benefits of our products and services for both the higher education institution and its students. Institutions generally are attracted to the idea of partnering with us to provide their payment functions because of the resulting operating efficiencies, compliance monitoring and the potential benefits to students, such as receiving financial aid disbursements and paying bills more quickly and conveniently.

Students

Once we enter into a contract with a higher education institution, we begin focusing our marketing effort on the institution’s students. Our consumer-marketing department conducts student-directed marketing efforts with a primary goal of increasing awareness and usage of our services, including both our payment products and our OneAccount.

We work closely with our higher education institutional clients to communicate the benefits of our products and services through school-branded communications and literature in an effort to increase both the number of new OneAccounts and usage of existing OneAccounts. Typically, we will send information to parents and incoming students soon after their admission applications are accepted by the school and during student orientation. We generally contact returning students before the beginning of a new semester and place signs in strategic campus locations such as bookstores, student centers, dining halls, athletic facilities and cash dispensers to increase awareness of our products and services. Before we introduce our OneDisburse® service to a new higher education institutional client, we frequently implement a word of mouth program through which selected students volunteer to use our service and provide word of mouth marketing and education to other students on campus. In an effort to strengthen our relationships with students, we often sponsor and support on-campus events and create a co-branded website with the higher education institutions. Our higher education institutional clients provide us with student email addresses that we commonly use to communicate with students about our products and services. Many times, we also use these email addresses, as well as on-campus orientation events, to distribute our “Money 101” lessons, which provide tips and other information to improve students’ financial literacy, such as explaining how a checking account works, how to protect against security breaches and how to avoid excessive fees.

Customer and Client Service

We are dedicated to addressing the needs of both our higher education institutional clients and student customers. We believe that our multi-pronged approach to providing cost-effective customer service helps make us an industry-leader in customer satisfaction.

Higher Education Institutions

We believe we enhance our sales and marketing efforts by providing reliable after-sale service. Our dedicated client-service employees are focused on servicing our higher education institutional clients.

We provide higher education institutional clients with a variety of service touch points, such as a dedicated relationship manager, OneSupport, our client support for managers and administrative staff at our higher education institutions, and the Higher One User Group, or HUG, our regularly held client conference. Our dedicated relationship managers are responsible for ensuring we maintain a strong relationship with each of our institutional clients and for assisting, supporting and providing updates on the quality and use of our services. OneSupport is designed to address a range of client issues from client specific technical questions to client service matters that require management’s attention. During our HUG conferences, clients can meet in-person with our management and staff to learn about new features and products, updates to current offerings and build long lasting personal relationships.

Students

As of December 31, 2010, we had approximately 190 after-sales customer service representatives to assist students and others in the campus community that use our products and services. Our website provides a searchable database of frequently asked questions that we regularly update as more questions are answered by our customer service team. This database helps us assist our self-service oriented customers. We also provide students with the ability to contact us via telephone, email and text message.

We systematically evaluate our performance through our analysis based on our internal service levels established for customer service inquiries and response and issue resolution times. We also record and analyze refund delivery cycles and seasonal variances to help identify and adapt to particularly high volume periods by, among other things, increasing ATM cash holdings for peak refund periods and increasing customer service staff during seasonally busy periods, which is typically the beginning of each semester.

Key Relationships with Third Parties

We maintain relationships with a number of third parties that provide key services for us. By partnering with third-party providers, we are able to streamline our own operations and infrastructure and provide a high level of specialized services. Our primary third-party provider relationships are with the following entities:

The Bancorp Bank

The Bancorp Bank provides FDIC-insured depository services for all of our OneAccounts, as well as other banking functions such as supplying cash for our ATM machines. Under the terms of our agreement with The Bancorp Bank, we maintain responsibility for the technology-related aspects of the OneAccounts.

The Bancorp Bank is a publicly traded, Delaware-chartered, FDIC-insured depository institution. We began our relationship with The Bancorp Bank in May 2008 and our current agreement is scheduled to expire in May 2013. It will thereafter automatically renew on an annual basis unless either party cancels. We have a right, subject to a notice period, to terminate this agreement. Upon termination of the agreement, The Bancorp Bank is obligated to transfer the OneAccount deposits to another institution that we designate. We do not pay The Bancorp Bank a fee for its services; rather its sole compensation is to retain the investment returns earned on OneAccount deposits. The Bancorp Bank pays us a monthly processing fee based on amounts deposited in OneAccounts and prevailing interest rates.

The market for FDIC-insured retail banking services is very competitive and we continue to evaluate other bank partnership options. While we are satisfied with our current bank partnership, we believe other options would exist if we changed partners. The Bancorp Bank is our third banking partner since our inception and, in the past, when we have changed banking partners, we have done so in a limited amount of time and with no material disruption or inconvenience to any of our customers. While we have evaluated the relative costs and benefits of establishing or acquiring an institution capable of offering FDIC-insured retail banking services, we have decided to operate our banking activity through a bank partnership at this time for strategic and operational purposes.

Fiserv Solutions, Inc.

Fiserv Solutions, Inc., or Fiserv, provides back-end account and transaction data processing for OneAccounts and OneCards, including: core processing, ACH processing, issuance authorization and settlement, ATM driving and related services. We began our relationship with Fiserv in November 2001 and our current agreement is scheduled to expire in June 2014. Thereafter, unless either party cancels, our agreement will automatically renew on an annual basis. We pay Fiserv a monthly fee for services rendered and related software licenses.

MasterCard International Incorporated

MasterCard International Incorporated, or MasterCard, provides the payment network for our OneCard MasterCard debit and ATM card and certain other transactions, including for SmartPay. We have an exclusive relationship with MasterCard through 2013 for the issuance and marketing of debit cards. As a registered member service provider with MasterCard, we arrange for the marketing of both embossed and unadorned MasterCard debit cards. Fiserv is a principal debit licensee of MasterCard and provides certain processing, implementing and support services to facilitate our OneCard program. We receive various incentives, both directly from MasterCard and indirectly through Fiserv, for achieving growth targets in the issuance and promotion of our cards.

Comerica Incorporated and Global Payments Inc.

Comerica Incorporated and Global Payments Inc., or Comerica and Global Payments, provide transaction processing and banking services for payment processing related to the SmartPay feature of our ePayment service. The primary function of Global Payments is to route credit card authorization requests and to settle credit card transactions. Comerica provides acquiring sponsorship in the card payment networks related to our SmartPay service.

Terremark North America, Inc. and Neospire, Inc.

Terremark North America, Inc. (formerly NAP of the Americas, Inc.), or Terremark, and Neospire, Inc., or Neospire, provide web and application hosting services in secure data centers. These vendors provide various managed services including security, network, cooling, power, hardware and other services to host our proprietary applications. Both vendors have been certified as compliant with Payment Card Industry’s, or PCI, standards and have business continuity plans. Under our standing agreement, we occasionally purchase computer hardware and software from Terremark and Neospire. We also compensate Terremark and Neospire on a monthly basis for services rendered.

Technology

We have invested in establishing a secure technology platform to provide us with a flexible and scalable infrastructure. Our technology strategy is to focus our internal resources on proprietary applications while leveraging third party partnerships or purchases for more routine applications. For example, the OneDisburse® and OneAccount platforms include major components of internally developed software, while we partner with third parties to provide banking core processing, transaction processing and web hosting.

The key modules of our technology platform include:

HigherOneAccount.com

Our software engineering team has developed and maintains this web application, which allows students and parents to manage their OneAccount. It offers robust, self-service online banking for our

OneAccount accountholders including: viewing statements, paying bills, making electronic deposits, making electronic transfers and filing service requests. It also integrates institution-specific features, including management of payroll, financial aid refunds and automatic replenishment of campus accounts through Campus Auto-Load. This website also allows attractive opportunities for co-branding with our higher education institutional clients.

CashNet.com

This web application is used to administer and initiate transactions in our payment suite of products. Higher education institution administrators can change certain confirmation settings and run reports, while students and parents can perform certain functions, such as viewing electronic bills, making payments and enrolling in payment plans.

HigherOneSupport.com

We maintain this administrative website for use by our higher education institutional clients and our internal staff. It offers institutions useful functions, including real-time reports, research on cards and students, access control for administrators to the website and an audit trail of all cash movement. Our internal staff performs customer service, transaction flow monitoring, access control for employees and site administration for this website.

HigherLink

HigherLink is our batch file processing engine for integrating our technology with the systems of our higher education institutional clients and other external parties. It handles import and processing of cardholder demographic data, photos and disbursement files, as well as export of card status files and other integration files.

Technology Audits

Our development team, consisting of both in-house and third party contractor team members, develops and tests our proprietary software applications, including our regular software releases. Since 2006, we have conducted technology audits that are designed to identify weaknesses in our information technology infrastructure and to provide recommendations for how to improve it. We incorporate the audit findings into our strategic planning process.

Our CASHNet® payment suite was most recently certified as PCI-compliant in January 2011 by 403 Labs. Each of our critical systems, other than our customer service call center, has internal redundancy functions and often includes secondary sites. While our customer service representatives are geographically dispersed, the customer service related telephone system housed in our New Haven, Connecticut office must be functioning to keep customer service phone lines open. In order to reduce the risk of our customer service representatives losing the ability to take live inbound calls, we are in the process of creating a secondary site for our telephone system.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other agreements and technical measures to protect our technology and intellectual property rights, including our proprietary software.

We have four registered patents and several patent applications in the United States relating to our products and services. In addition, we use a variety of unregistered trademarks and have seven registered trademarks in the United States: Higher One®, OneDisburse®, Refund Management®, CASHNet®, CASHNet (service mark)®, CASHNet… any payment, anytime, anywhere® and CASHNet Business Office®. Our domain names include “HigherOne.com,” “HigherOneSupport.com,” “HigherOneAccount.com” and “CASHNet.com” and our proprietary software includes both internal and customer facing applications. See “Part I, Item 1. Business—Technology” of this report. Finally, we also license certain intellectual property from third parties.

Our issued patents expire in 2023 and 2024. Our trademark registrations have various expiration dates, but, subject to applicable law at the time, our trademark registrations generally can be renewed or otherwise extended on an ongoing basis based on proper use and formal renewals.

Although our business is not dependent on any single item of our intellectual property portfolio, and no item of our intellectual property is material to the operation of our business, we believe that our intellectual property provides a competitive advantage, and from time to time we have taken steps to enforce our intellectual property rights. See “Part I, Item 3. Legal Proceedings” of this report.

Competition

We do not believe there is a competitor that provides a suite of products and services to the higher education industry that is as comprehensive, integrated and tailored as ours. However, the market for payment services in the higher education industry is competitive. Other companies, including SLM Corporation (Sallie Mae®), Nelnet, Inc., PNC Financial Services Group, Inc. and TouchNet Information Systems, Inc., provide payment software, products and services that are competitive to those that we offer. For student banking and debit card services, we compete with banks active in the higher education industry, including U.S. Bancorp and Wells Fargo & Company.

While many of our competitors have substantially greater financial and other resources than we have, may in the future offer a wider range of products and services and may use advertising and marketing strategies that achieve broader brand recognition, we believe that our products and services remain competitive in their respective markets. In particular, we believe that the functionality and service provided by our OneDisburse® and payment suite of products provide us with a competitive advantage, while the pricing of, and services provided for, our retail banking products are competitive with those of other providers.

Government Regulation

As a payments processor to higher education institutions that takes payment instructions from institutions and their constituents, including students and employees, and gives them to our bank partner, we are directly or indirectly subject to a variety of federal and state laws and regulations. The following discussion does not purport to be a complete description of all of the laws and regulations that may affect us or all aspects of those laws and regulations. To the extent statutory or regulatory provisions are described in this discussion, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions.

Our contracts with most of our higher education institutional clients and our bank partner require us to comply with applicable laws and regulations, including, where applicable, regulations promulgated by the United States Department of Education regarding the handling of student financial aid funds received by institutions on behalf of their students under Title IV of the Higher Education Act of 1965, or Title IV; the Family Educational Rights and Privacy Act of 1975, or FERPA; the Electronic Fund Transfer Act and Regulation E promulgated thereunder, or Regulation E; the USA PATRIOT Act and related anti-money laundering requirements; and certain federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of the Gramm-Leach-Bliley Act of 1999, or GLBA.

Higher Education Regulations

Because of the services we provide to some institutions with regard to the handling of Title IV funds, the Department of Education may deem us to be a “third-party servicer” under the Title IV regulations. Those regulations require a third-party servicer annually to submit a compliance audit conducted by outside independent auditors that covers the servicer’s Title IV activities. Although we do not believe that we should be deemed a “third-party servicer,” as a precaution in the event that we were in fact deemed to be a third-party servicer in the future, each year we submit a “Compliance Attestation Examination of the Title IV Student Financial Assistance Programs” audit to the Department of Education, which includes a report by an independent audit firm. In addition, the yearly audit submission to the

Department of Education provides comfort to certain of our higher education institutional clients that we would be in compliance with the third-party servicer regulations if they were deemed to apply to us. We also provide this audit report to clients upon request to help them fulfill their compliance audit obligations as Title IV participating institutions.

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

Our higher education institutional clients are subject to FERPA, which prohibits educational institutions that receive any federal funding from disclosing certain personally identifiable information of any student to third parties without the student’s consent, subject to certain exceptions. Our higher education institutional clients disclose to us certain information concerning their students, including contact information, student identification numbers and the amount of students’ credit balances. We believe that our higher education institutional clients may disclose this information to us pursuant to one or more exceptions to FERPA disclosure prohibition.

Additionally, as we are indirectly subject to FERPA, we may not permit the transfer of any personally identifiable information to another party other than in a manner in which an educational institution may disclose it. While we believe that we have adequate policies and procedures in place to safeguard against the risk of disclosure of this information to third parties, a breach of this prohibition could result in a five-year suspension of our access to the related client’s records. We may also be subject to similar state laws and regulations that restrict higher education institutions from disclosing certain personally identifiable information of students. For example, an Illinois law passed in 2009 prohibits certain public higher education institutions in Illinois from providing personally identifiable information of students to businesses that issue credit or debit cards.

Banking Regulations

The Bancorp Bank, or the Bank, our bank partner, is an insured depository institution, and funds held in each deposit account at our bank partner are insured by the FDIC up to applicable limits. As an insured depository institution, our bank partner is subject to comprehensive government regulation and, in the course of making its services available to our customers, we are required to assist the bank in complying with certain of its regulatory obligations. Among other laws and regulations, the anti-money laundering provisions of the USA PATRIOT Act require that customer identifying information be obtained and verified whenever a bank account is established. For example, because we facilitate the opening of deposit accounts at the Bank on behalf of our customers, we assist the Bank in collecting the basic customer identification information that is necessary to open an account. In addition, both we and the Bank are subject to the laws and regulations enforced by the Office of Foreign Assets Control, or OFAC, which prohibit U.S. persons from engaging in transactions with certain prohibited persons. As a service provider to an insured depository institution, we are required under federal law to agree to submit to examination by our bank partner’s primary federal regulator, which is currently the FDIC. We also are subject to audit by our bank partner to ensure that we comply with our obligations to it appropriately. Failure to comply with our responsibilities properly could negatively affect our operations. Our bank partner is required under its agreement with us to, and we rely on our bank partner’s ability to, comply with state and federal banking regulations.

The Bank provides demand deposit services for OneAccounts through a private label relationship. We provide processing services for these OneAccounts for the Bank. These services are subject to, among other things, the requirements of the Electronic Fund Transfer Act and the Federal Reserve Board’s Regulation E, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of ATMs, debit cards and other electronic banking services. Regulation E, among other things, requires initial disclosures of the terms and conditions of electronic fund transfers, dissemination of periodic statements to consumers for each monthly cycle in which an electronic fund transfer has occurred and prompt investigation and resolution of reported errors in electronic funds transfers. Regulation E also provides for limits on customer liability for transactions made with lost or stolen debit cards based upon the timeliness of the customer’s notification of the loss or theft. In conjunction with the Bank, we promptly investigate and seek to resolve any reported errors related to the electronic banking services provided to our customers.

The Federal Reserve Board amended Regulation E to limit the ability of financial institutions, effective July 1, 2010, to assess an overdraft fee for paying ATM and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents, or opts in, to the institution’s payment of overdrafts for these services. We and our banking partner adopted these changes, but we do not currently offer the opt in feature to our customer for ATM or one-time debit card transactions.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, was signed into law. The Act will increase the already substantial regulation and oversight of the financial services industry and imposes restrictions on the ability of firms within the industry, including us, to conduct business consistent with historical practices. For example, under the Act, a Consumer Financial Protection Bureau will be established to regulate any person engaged in a “financial activity” in connection with a consumer financial product or service, including those, such as us, that process financial services products and services. The new agency will have regulatory authority for many of the laws to which we and the Bank, are subject and may have direct supervisory authority over us. Additionally, the new agency will implement and oversee new regulations relating to consumer financial protection designed to prevent unfair, deceptive, and abusive practices in the offering of consumer financial products.

The Act also requires changes to be made to the manner in which merchants accept and process certain debit- and credit-card transactions. The Act, subject to certain exemptions, requires the Federal Reserve to impose limits on debit card interchange fees tied to the cost of processing the transaction, which may have the result of decreasing revenue to debit card issuers and processors. In December 2010, the Federal Reserve proposed a new Regulation II that, among other things, would limit interchange fees on debit card transactions to a maximum of 12 cents per transaction. If included in the final Regulation II, this maximum limit could significantly reduce interchange fees received by debit card issuers. Although these restrictions technically will apply only to debit card issuers with assets in excess of $10 billion, it is anticipated that smaller issuers, such as the Bank, may also be affected. Some federal, state, and local government-administered payment programs that use debit cards are exempt from this interchange fee restriction.

Additionally, the Act permits merchants to offer a discount or other incentive to encourage use of one form of payment over another, and it prohibits restrictions on merchants’ choice of payment processing networks. The Act allows merchants to set a minimum purchase threshold for credit card transactions provided such threshold does not exceed $10, and it permits institutions of higher education and federal agencies – which constitute many of our clients – to impose maximum dollar amounts for credit-card purchases.

Individual state legislatures are also reviewing interchange fees, and legislators in a number of states have proposed bills that purport to limit interchange fees or merchant discount rates or to prohibit their application to portions of a transaction.

Federal and state regulatory agencies also frequently propose and adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or impact of pending or future legislation or regulation, or the application thereof, although enactment of the proposed legislation would affect how we and our bank partner operate and could significantly increase costs, impede the efficiency of internal business processes and limit our ability to pursue business opportunities in an efficient manner. See “Part I, Item 1A. Risk Factors” of this report.

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

In conjunction with the disbursement, payroll and tuition payment services we make available through our bank partner, it is necessary to collect certain information from our customers (such as bank account and routing numbers) to transmit to the bank. The bank uses this information to execute the funds transfers requested by our customers. These funds transfers are accomplished primarily by means of ACH networks and other wire transfer systems, such as FedWire. To the extent the data required by these electronic funds networks change, the information that we will be required to request from our clients may also change.

We are subject, either directly or by virtue of our contractual relationship with our bank partner, to the privacy and security standards of the GLBA privacy regulations, as well as certain state data protection laws and regulations. The GLBA privacy regulations require that we develop, implement and maintain a written comprehensive information security program prescribing safeguards that are appropriate to our size and complexity, the nature and scope of our activities and the sensitivity of any personally identifiable information we access for processing purposes or otherwise maintain. As a service provider of the Bank, we also are limited in our use and disclosure of the personal information we receive from the bank, which we may use and disclose only for the purposes for which it was provided to us, and consistent with the bank’s own data privacy and security obligations. We also are subject to the standards set forth in guidance on data security issued by the Federal Financial Institution Examination Council, as well as the data security standards imposed by the card associations, including Visa, Inc., and MasterCard. In addition, we are subject to similar data security breach laws enacted by a number of states. Several other states are considering similar legislation.

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

Compliance

We monitor our compliance through an internal audit program. Our full-time internal auditor works with a third-party internal audit firm to conduct annual reviews to ensure compliance with the regulatory requirements described above. The costs of these audits and the costs of complying with the applicable regulatory requirements are significant. Increased regulatory requirements on our products and services, such as in connection with the matters described above, could materially increase our costs or reduce revenue.

Regulatory Inquiry

Because our technology services are provided in connection with the financial products of our bank partner, our activities are occasionally reviewed by regulatory agencies to ensure that we do not impermissibly engage in activities that require licensing at the state or federal level or that otherwise may be deemed to be in violation of law. In the ordinary course of business, we receive letters and inquiries concerning the nature of our business as it applies to state “money transmitter” licensing and regulations from different state regulatory agencies including but not limited to the State of Texas Department of Banking, the State of Washington Department of Financial Institutions and the State of Oregon Department of Consumer and Business Services. To date, we have cooperated with such inquiries by explaining the nature of our business, which, to our knowledge, has satisfied the inquiring authorities. In 2007, the New York Attorney General launched an investigation into practices in the higher education industry involving certain of our higher education institutional clients. Pursuant to a subpoena, we have provided certain information about our clients’ and our business practices to the New York Attorney General. We most recently submitted information in November 2010. We cannot predict whether we will become subject to any formal investigation or other action by the New York Attorney General or any other state agencies.

Our operations and the operations of our bank partner are subject to the jurisdiction and examination of federal, state and local regulatory authorities, including the FDIC, which is our bank partner’s primary federal regulator. Following a recently conducted compliance examination, the New York Regional Office of the FDIC notified us that it is prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging which we believe to have impacted persistently delinquent accounts, which is a small percentage of our total accounts, collections, and transaction error resolution. Any such enforcement action could result in an order to pay restitution and civil money penalties. We are in the process of responding to the FDIC’s notification and we believe that we have voluntarily either remedied or taken steps to correct the alleged violations. For example, in connection with our review of the Overdraft Payment Programs and Consumer Protection Final Overdraft Payment Supervisory Guidance which requires modifications, if necessary, to be put in place prior to July 1, 2011, we reviewed our item processing procedures in December 2010 to ensure that transactions were not processed in a manner designed to maximize the cost to consumers. Any ultimate liability resulting from such an action we believe will not have a material adverse effect on our results of operations, financial position or cash flows, but there can be no assurances as to the outcome of this process. See “Part 2, Item 1A. Risk Factors—Reviews and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations may result in changes to our business practices or may expose us to the risk of fines, restitution and litigation” of this report.

Employees

As of December 31, 2010, we had approximately 450 employees. In addition, during periods of peak activity, we add temporary staff to supplement our customer service department. None of our employees is a member of any labor union or subject to any collective bargaining agreement and we have never experienced any business interruption as a result of any labor dispute.

Available Information

The Securities and Exchange Commission, or SEC, maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov. We file annual reports, quarterly reports, proxy statements and other documents with the under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We also make available free of charge through our website (http://ir.higherone.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnishes it to, the SEC. Information on our website is not incorporated into this report or any of our SEC filings and is not a part of them.

Item 1A.	Risk Factors

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

The market for our products and services is competitive, continually evolving and, in some cases, subject to rapid technological change. Our disbursement services compete against all forms of payment, including paper-based transactions (principally cash and checks), electronic transactions such as wire transfers and Automated Clearing House, or ACH, payments and other electronic forms of payment, including card-based payment systems. Many competitors, including Sallie Mae, TouchNet Information Systems, Inc., PNC Financial Services Goup, Inc. and Nelnet, Inc., provide payment software, products and services that compete with those we offer. In addition, our OneAccount and OneCard products and services, which we provide through our bank partner, also compete with banks active in the higher education market, including U.S. Bancorp and Wells Fargo & Company. Future competitors may begin to focus on higher education institutions in a manner similar to us.

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

Our operations and the operations of our bank partner are subject to the jurisdiction and examination of federal, state and local regulatory authorities, including the FDIC, which is our bank partner’s primary federal regulator. Our business practices, including the terms of our products, are approved by our banking partner and subject to both periodic and special reviews by such regulatory authorities, which can range from investigations into specific consumer complaints or concerns to broader inquiries into our practices generally. We and our bank partner are subject to ongoing and routine examination by the FDIC. If, as part of an examination or review, the regulatory authorities conclude that we are not complying with applicable laws or regulations, they could request or impose a wide range of remedies, including, but not limited to, requiring changes to the terms of our products (such as decreases in fees), the imposition of fines or penalties or the institution of enforcement proceedings or other similar actions against us alleging that our practices constitute unfair or deceptive acts or practices. As part of an enforcement action, the regulators can seek restitution for affected customers and impose civil money penalties. In addition, negative publicity relating to any specific inquiry or investigation or any related fine could adversely affect our stock price; our relationships with various industry participants; or our ability to attract new and retain existing clients, which could have a material adverse effect on our business, financial condition and results of operations.

Following a recently conducted compliance examination, the New York Regional Office of the FDIC notified us that it is prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. Any such enforcement action could result in an order to pay restitution and civil money penalties. We are in the process of responding to the FDIC’s notification, but there can be no assurances as to the outcome of this process. An action instituted against us that results in significant changes to our practices, the imposition on us of fines or penalties, or an obligation for us to pay restitution or civil money penalties could have a material adverse effect on our business, financial condition and results of operations.

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

MasterCard could reduce the interchange rates, which it unilaterally sets and adjusts from time to time, and upon which our interchange revenue is dependent. In addition, our OneAccount holders may modify their spending habits and increase their use of ACH relative to their use of OneCards, as ACH payments are generally free, which could reduce the interchange fees remitted to us. Students may also become less willing to pay convenience fees when using our payment transaction services. If our fees are reduced as described above, our business, results of operations and prospects for future growth could be materially and adversely affected.

Fees for financial services are subject to increasingly intense legislative and regulatory scrutiny, which could have a material adverse effect on our business, financial condition, results of operations and prospects for future growth.

In 2010, 2009 and 2008, approximately 78%, 88% and 85% of our revenue was generated from interchange fees, ATM fees, non-sufficient funds fees, other banking services fees and convenience fees. These fees, as well as the financial services industry in general, have undergone or may undergo substantial changes in the near future. These changes could have a material adverse effect on our business, financial condition, results of operations and prospects for future growth.

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

The Act also requires changes to be made to the manner in which merchants accept and process certain debit- and credit-card transactions. The Act, subject to certain exemptions, requires the Federal Reserve to impose limits on debit card interchange fees tied to the cost of processing the transaction, which may have the result of decreasing revenue to debit card issuers and processors. In December 2010, the Federal Reserve proposed a new Regulation II that, among other things, would limit interchange fees on debit card transactions to a maximum of 12 cents per transaction. If included in the final Regulation II, this maximum limit could significantly reduce interchange fees received by debit card issuers. Although these restrictions technically will apply only to debit card issuers with assets in excess of $10 billion, it is anticipated that smaller issuers, such as The Bancorp Bank, may also be impacted. Some federal, state, and local government-administered payment programs that use debit cards are exempt from this interchange fee restriction. Additionally, the Act permits merchants to offer a discount or other incentive to encourage use of one form of payment over another, and it prohibits restrictions on merchants’ choice of payment processing networks. The Act allows merchants to set minimum purchase thresholds for credit card transactions, provided such thresholds do not exceed $10, and it permits institutions of higher education and federal agencies – which constitute many of our clients – to impose maximum dollar amounts for credit-card purchases. Individual state legislatures are also reviewing interchange fees, and legislators in a number of states have proposed bills that purport to limit interchange fees or merchant discount rates or to prohibit their application to portions of a transaction.

Many of the provisions of the Act will not become effective until a year or more following its enactment and after the adoption and effectiveness of implementing regulations. The scope and impact of many of the Act’s provisions, moreover, will be determined through the rule making process. As a result, we cannot predict the ultimate impact of the Act on us or The Bancorp Bank at this time, nor can we predict the impact or substance of other future legislation or regulation. However, we believe that the Act, other recent changes in regulation, including the Regulation E changes summarized above, and legislation under consideration by the states could affect how we and our bank partner operate by significantly reducing the interchange fees, ATM fees, non-sufficient fund fees, other banking services fees and convenience fees charged in respect of our services and that drive our financial results. These regulatory and legislative changes could also increase our costs, impede the efficiency of our internal business processes or limit our ability to pursue business opportunities in an efficient manner. The occurrence of any of these risks could materially and adversely affect our business, financial condition and results of operations.

We rely on our bank partner for certain banking services, and a change in relationship with our bank partner or its failure to comply with certain banking regulations could materially and adversely affect our business.

As the provider of FDIC-insured depository services for all of our OneAccounts, as well as other banking functions, such as supplying cash for our ATM machines, The Bancorp Bank, our bank partner, provides third-party services that are critical to our student-oriented banking services. If any material adverse event were to affect The Bancorp Bank, including, but not limited to, a significant decline in its financial condition, a decline in the quality of its service, loss of deposits, its inability to comply with applicable banking and financial service regulatory requirements, systems failure or its inability to pay us fees, our business, financial condition and results of operations could be materially and adversely affected. If we were required to change banking partners, we could not accurately predict the success of such change or that the terms of our agreement with a new banking partner would be as favorable to us, especially in light of the recent consolidation in the banking industry, which has rendered the market for FDIC-insured retail banking services less competitive.

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

The continued rapid expansion and development of our business may place a significant strain upon our management and administrative, operational and financial infrastructure. As of December 31, 2010, we had approximately 1.6 million OneAccounts, representing growth of 61% from December 31, 2009. In 2010, our total revenue, adjusted EBITDA, adjusted net income and net income were approximately $145.0 million, $59.5 million, $34.4 million and $25.1 million, respectively, which represents three-year compounded annual growth rates over 2007 of approximately 73%, 121%, 142% and 122%, respectively. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for definitions of adjusted EBITDA and adjusted net income and reconciliations to net income. Our growth strategy contemplates further increasing the number of our higher education institution clients and student banking customers, however, the rate at which we have been able to establish relationships with our customers in the past may not be indicative of the rate at which we will be able to establish additional customer relationships in the future.

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

A significant component of our growth strategy is dependent on our ability to cross-sell products and services to new and existing customers. In particular, our growth strategy depends on our ability to successfully cross-sell our disbursement services to our payment services clients and our payment services to our disbursement services clients. We may not be successful in cross-selling our products and services because our customers may find our additional products and services unnecessary or unattractive. Our failure to sell additional products and services to new and existing customers could have a material adverse effect on our prospects, business, financial condition and results of operations.

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

We are actively involved in a project to rehabilitate and develop two existing commercial buildings located in New Haven, Connecticut, which we expect will become our new corporate headquarters at the completion of the project. We do not have any prior operating history in property rehabilitation and development and therefore uncertainties and unknown future challenges that may arise in connection with these activities could divert management’s attention from our core business and strain management’s resources.

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

We may not be able to meet all of the criteria to obtain and retain various subsidies, grants and credits we expect to receive in connection with our rehabilitation and development project.

We expect to receive various subsidies, grants and credits from different state and federal agencies and private entities that will offset our investment in the rehabilitation project. Many of these programs have criteria that we must meet in order to receive the subsidies, grants and credits and also criteria that we must meet on an ongoing basis in order to prevent forfeiture of the subsidies, grants and credits, and in some cases the imposition of a penalty. If we are not able to meet either the initial or continuing criteria, we may forfeit some or all of the incentives which we are eligible for.

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

As a payments processor to higher education institutions that takes payment instructions from institutions and their constituents, including students and employees, and gives them to our bank partner, we are directly or indirectly subject to a variety of federal and state laws and regulations. Our contracts with most of our higher education institution clients and our bank partner require us to comply with applicable laws and regulations, including, where applicable:

•	Title IV;

•	FERPA;

•	the Electronic Fund Transfer Act and Regulation E;

•	the USA PATRIOT Act and related anti-money laundering requirements; and

•	certain federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of GLBA.

Higher Education Regulations

Third-Party Servicer. Because of the services we provide to some institutions with regard to the handling of Title IV funds, the Department of Education may deem us to be a “third-party servicer” under the Title IV regulations. Those regulations require a third-party servicer annually to submit a compliance audit conducted by outside independent auditors that covers the servicer’s Title IV activities. Although we do not believe we should be deemed a “third-party servicer,” each year we submit a “Compliance Attestation Examination of the Title IV Student Financial Assistance Programs” audit to the Department of Education, which includes a report by an independent audit firm. We also provide this audit report to clients upon request to help them fulfill their compliance audit obligations as Title IV participating institutions.

If we were deemed to be a third-party servicer, certain other Title IV regulations would apply to our business. These include, for example, regulations making a third-party servicer jointly and severally liable with its client institution for any liability to the Department of Education arising out of the servicer’s violation of Title IV or its implementing regulations, which could subject us to material fines related to acts or omissions of entities beyond our control. The Department of Education is also empowered to limit, suspend or terminate the violating servicer’s eligibility to act as a third-party servicer and to impose significant civil penalties on the violating servicer. In the event the Department of Education concluded that we were a third-party servicer, had violated Title IV or its implementing regulations and should be subject to one or more of these sanctions, our business and results of operations could be materially and adversely affected. There is limited enforcement and interpretive history of Title IV regulations relevant to this risk factor.

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

Regulation of OneAccounts

Anti-Money Laundering; USA PATRIOT ACT; OFAC. The Bancorp Bank, our bank partner, is an insured depository institution and funds held at our bank partner are insured by the FDIC up to applicable limits. As an insured depository institution, our bank partner is subject to comprehensive government regulation and, in the course of making its services available to our customers, we are required to assist the Bank in complying with certain of its regulatory obligations. In particular, the anti-money laundering provisions of the USA PATRIOT Act require that customer identifying information be obtained and verified whenever a bank account is established. For example, because we facilitate the opening of deposit accounts at the Bank on behalf of our customers, we assist the bank in collecting the basic customer identification information that is necessary to open an account. In addition, both we and the Bank are subject to the laws and regulations enforced by the OFAC, which prohibit U.S. persons from engaging in transactions with certain prohibited persons. Our failure to comply with any of these laws or rights could materially and adversely affect or business, financial credit and results of operations.

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

Electronic Fund Transfer Act; Regulation E. The Bancorp Bank provides demand deposit services for OneAccounts through a private label relationship. We provide processing services for these OneAccounts for the Bank. These services are subject to, among other things, the requirements of the Electronic Fund Transfer Act and the Federal Reserve Board’s Regulation E, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of ATMs, debit cards and other electronic banking services. We may assist our bank partner with fulfilling its compliance obligations pursuant to these requirements. See “Part I, Item 1A. Risk Factors—Fees for financial services are subject to increasingly intense legislative and regulatory scrutiny, which could have a material adverse effect on our business, financial condition, results of operations and prospects for future growth”, of this report. Failure to comply with applicable regulations could materially and adversely affect our business, financial condition and results of operations.

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

We are subject, either directly or by virtue of our contractual relationship with our bank partner, to the privacy and security standards of the GLBA privacy regulations, as well as certain state data protection laws and regulations. The GLBA privacy regulations require that we develop, implement and maintain a written comprehensive information security program prescribing safeguards that are appropriate to our size and complexity, the nature and scope of our activities and the sensitivity of any personally identifiable information we access for processing purposes or otherwise maintain. As a service provider of the Bank, we also are limited in our use and disclosure of the personal information we receive from the Bank, which we may use and disclose only for the purposes for which it was provided to us and consistent with the bank’s own data privacy and security obligations. We also are subject to the standards set forth in guidance on data security issued by the Federal Financial Institution Examination Council, as well as the data security standards imposed by the card associations, including Visa, Inc., and MasterCard. In addition, we are subject to similar data security breach laws enacted by a number of states. Several other states are considering similar legislation.

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

Compliance

We monitor our compliance through an internal audit program. Our full-time internal auditor works with a third-party internal audit firm to conduct annual reviews to ensure compliance with the regulatory requirements described above. The costs of these audits and the costs of complying with the applicable regulatory requirements are significant. Increased regulatory requirements on our products and services, such as in connection with the matters described above, could materially increase our costs or reduce revenue.

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

Most credit and debit card associations and networks permit us to charge convenience fees to students, parents or other payers who make online payments to our higher education institution clients through the SmartPay feature of our ePayment product using a credit or debit card. In 2010 and 2009, these convenience fees accounted for substantially all of our payment transaction revenue, which is a trend we expect to continue going forward. While the majority of credit and debit card associations and networks routinely permit merchants and other third parties to charge these fees, it is not a ubiquitous practice in the payment industry. If these credit and debit card associations and networks change their policies in permitting merchants and other third-parties to charge these fees or otherwise restrict our ability to do so, our business, financial condition and results of operations could be materially and adversely affected.

There are risks associated with charging convenience fees.

Through our SmartPay service, which we acquired in connection with our acquisition of IDC, which we renamed Higher One Payments, Inc., in 2009, some of our higher education institution clients charge convenience fees to students, parents or other payers who make online payments using a credit or debit card. In light of the ongoing legislative efforts at financial regulatory reform, we examined the laws and regulations related to convenience fees. We found that these laws and regulations vary from state to state and certain states, including California, Florida, Massachusetts, New York and Texas, have laws that to varying degrees prohibit the imposition of a surcharge on a credit or debit cardholder who elects to use a credit or debit card in lieu of payment by cash, check or other means. The penalties for violating these laws vary from state to state and include, in certain circumstances, fines that could be significant.

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

The higher education industry depends heavily upon the ability of students to obtain financial aid. As part of our contracts with our higher education institution clients that use OneDisburse®, students’

financial aid and other refunds are sent to us for disbursement. The fees that we charge most of our OneDisburse® higher education institution clients are based on the number of financial aid disbursements that we make to students. In addition, our relationships with OneDisburse® higher education institution clients provide us with a market for OneAccounts, from which we derive a significant proportion of our revenues. Consequently, a change in the availability of financial aid that restricted client use of our OneDisburse® product or otherwise limited our ability to attract new higher education institution clients could materially and adversely affect our financial performance. Future legislative and executive branch efforts to reduce the U.S. federal budget deficit or worsening economic conditions may require the government to severely curtail its financial aid spending, which could materially and adversely affect our business, financial condition and results of operations.

Termination of, or changes to, the MasterCard association registration could materially and adversely affect our business, financial condition and results of operations.

We and our bank partner, which issues our OneCards, are subject to MasterCard association rules that could subject us to a variety of fines or penalties that may be levied by MasterCard for acts or omissions by us or businesses that work with us. The termination of the card association registration held by us or our bank partner or any changes in card association or other network rules or standards, including interpretation and implementation of existing rules or standards, that increase the cost of doing business or limit our ability to provide our products and services could materially and adversely affect our business, financial condition and results of operations.

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

In particular, a third party may assert that our technology violates its intellectual property rights. As the number of products in our industry increases and the functionality of these products further overlap, infringement claims could become more common. Any claims, regardless of their merit, could be expensive and time consuming to defend, require us to redesign our products, divert management’s attention and other company resources and require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our operating results and leading analysts or potential investors to reduce their expectations of our performance resulting in a reduction in the trading price of our stock. See “Part I, Item 3. Legal Proceedings,” of this report.

General economic conditions may adversely affect our ability to raise capital in the future.

We may need or seek additional financing in the future to refinance our existing credit facility, fund our operations, fund acquisitions, develop additional products and services or implement other projects. As of December 31, 2010, Higher One, Inc. had no borrowings outstanding under its senior secured revolving credit facility. Given the state of the current credit environment resulting from, among other things, the general weakening of the global economy, it may be difficult to refinance our credit facility or obtain any additional financing on acceptable terms, which could have an adverse effect on our business, financial condition and results of operations. In addition, if, as a result of the current conditions in the credit markets, the lenders under our current credit agreement or any other lender under any future credit agreement is unable to fund borrowings under that agreement, our liquidity could be adversely affected.

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

We have entered into contracts with third-party vendors to provide critical services, technology and software in our operations. These outsourcing partners include: Fiserv, which provides back-end account and transaction data processing for OneAccounts and OneCards; MasterCard, which provides the payment network for our OneCards, as well as for certain other transactions; Comerica and Global Payments, which provide transaction processing and banking services for payment processing related to the SmartPay feature of our ePayment service; and Terremark and Neospire, which provide web and application hosting services in secure data centers.

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

Our higher education institution clients and student OneAccount holders disclose to us certain “personally identifiable” information, including student contact information, identification numbers and the amount of credit balances, which they expect we will maintain in confidence. It is possible that hackers, customers or employees acting unlawfully or contrary to our policies, or other individuals, could improperly access our or our vendors’ systems and obtain or disclose data about our customers. Further, because customer data may also be collected, stored, or processed by third party vendors, it is possible that these vendors could intentionally, negligently or otherwise disclose data about our clients or customers.

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

In addition, a significant incident of fraud or an increase in fraud levels generally involving our products, such as our OneCards, could result in reputational damage to us, which could reduce the use of our products and services. Such incidents of fraud could also lead to regulatory intervention, which could increase our compliance costs. See “Part I, Item 1A. Risk Factors—We are subject to substantial federal and state governmental regulation that could change and thus force us to make modifications to our business. Compliance with the various complex laws and regulations is costly and time consuming, and failure to comply could have a material adverse effect on our business. Additionally, increased regulatory requirements on our services may increase our costs, which could materially and adversely affect our business, financial condition and results of operations” of this report. Accordingly, account data breaches and related fraudulent activity could have a material adverse effect on our future growth prospects, business, financial condition and results of operations.

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

We have in the past acquired, and may in the future acquire, businesses, technologies, services, product lines and other assets. The successful integration of any business, technology, service, product line or other asset that we acquire in the future, on a cost-effective basis, may be critical to our future performance. If we do not successfully integrate a strategic acquisition, or if the benefits of the transaction do not meet the expectations of financial or industry analysts, the market price of our common stock may decline. The amount and timing of the expected benefits of any acquisition, including potential synergies between our current business and the acquired business, are subject to significant risks and uncertainties. These risks and uncertainties include, but are not limited to:

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

•

the indemnification agreements with the sellers of the acquired business, under which we have made a claim against the former stockholders of IDC, may be unenforceable or insufficient to cover tax or other liabilities, see “Part I, Item 3. Legal Proceedings” of this report;

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

As a result of these risks, we may not be able to achieve the expected benefits of any acquisition. If we are unsuccessful in completing an acquisition that we may pursue in the future, we would be required to reevaluate our growth strategy. Even if we successfully integrate other assets or businesses we may acquire, we may incur substantial expenses and devote significant management time and resources in seeking to complete and integrate the acquisition, the acquired businesses may not perform as we expect or enhance the value of our business as a whole.

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

From time to time, we seek to enforce our intellectual property rights against third parties, such as through our current litigation against TouchNet Information Systems, Inc. See “Part I, Item 3. Legal Proceedings” of this report. The fact that we have intellectual property rights, including registered intellectual property, may not guarantee success in our attempts to enforce these rights against third parties. Our ability and potential success in enforcing our rights is also subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights. When we seek to enforce our rights, we may be subject to claims that our intellectual property rights are invalid, otherwise unenforceable, or are licensed to the party against whom we are asserting the claim. In addition, our assertions of intellectual property rights may result in the other party seeking to assert various claims against us, including its own alleged intellectual property rights, claims of unfair competition, or other claims. Furthermore, enforcing our intellectual property and other proprietary rights can be expensive. Any increase in the unauthorized use of our intellectual property could make it more expensive or less profitable to do business and consequently have a material adverse effect on our business, financial condition and results of operations.

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

Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. We are in the process of evaluating how to document and test our internal control procedures to satisfy the requirements of Section 404 of Sarbanes-Oxley and the related rules of the SEC which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2011. During the course of this documentation and testing, we may identify deficiencies that we may be unable to remedy before the requisite deadline for those reports.

For example, in connection with the preparation of our quarterly financial statements as of and for the three months ended March 31, 2010, we concluded that we had a material weakness in our internal control over financial reporting that resulted in a misstatement of our earnings per share computation for the year ended December 31, 2008. Specifically, in our computation of net income available to common stockholders per common share, we did not deduct from net income the difference between (i) the fair value of the consideration transferred to the preferred stockholders as part of our 2008 stock tender offer and (ii) the carrying amount of the preferred stock repurchased (net of issuance costs) to arrive at income available to common stockholders in accordance with FASB ASC 260-10-S99. As a result, we determined that we did not maintain effective controls over the accounting for, and calculation of, net income available to common stockholders per common share, indicating a material weakness with respect to our ability to properly monitor and account for non-routine transactions, and to apply GAAP in transactions subject to complex accounting pronouncements.

During 2010, we remediated this material weakness by, among other things, expanding our current finance and accounting staff, formalizing our accounting policies and internal controls documentation and strengthening supervisory reviews by our management. We cannot be certain that we will not fail to identify a new material weakness or that we will otherwise maintain effective internal controls over financial reporting in the future. If we are unable to maintain effective internal controls over financial reporting, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis and which could cause investors to lose confidence in our financial information and/or cause the price of our common stock to decline.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real property. Our corporate headquarters is located in New Haven, Connecticut, where we lease approximately 60,665 square feet of general office space pursuant to a lease which is currently due to expire on July 31, 2011.

We also have operations in Oakland, California, where we lease approximately 11,760 square feet of general office space pursuant to a lease which is currently due to expire on January 31, 2016.

We believe that our facilities are generally adequate for our current use. We anticipate that we will require additional space in the future and that this additional space will be available as needed. We expect to be able to extend our lease in New Haven as needed until our new headquarters are ready for occupancy. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows—Investing Activities—Real Estate Development Project” of this report.

Item 3.	Legal Proceedings

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

In February 2009 and September 2010, Higher One, Inc. filed two separate complaints against TouchNet Information Systems, Inc., or TouchNet, in the United States District Court for the District of Connecticut alleging patent infringement related to TouchNet’s offering for sale and sales of its “eRefund” product in violation of two of our patents. In the complaints, we sought judgments that TouchNet has infringed two of our patents, a judgment that TouchNet pay damages and interest on damages to compensate us for infringement, an award of our costs in connection with these actions and an injunction barring TouchNet from further infringing our patents. TouchNet answered the complaint and asserted a number of defenses and counterclaims, including that it does not infringe our patent, that our patent is invalid or unenforceable and certain allegations of unfair competition and state and federal antitrust violations. In addition, TouchNet’s counterclaims sought dismissal of our claims with prejudice, declaratory judgment that TouchNet does not infringe our patent and that our patent is invalid or unenforceable, as well as an award of fees and costs related to the action, and an injunction permanently enjoining us from suing TouchNet regarding infringement of our patent. The parties are currently in the discovery stage of the proceeding. We intend to pursue the matter vigorously. There can be no assurances of our success in these proceedings.

On June 22, 2010, Higher One, Inc. provided notice and a certificate of claim for indemnity under the Stock Purchase Agreement by and among us and the former stockholders of IDC dated November 19, 2009, arising from certain misrepresentations and breaches of warranty. At the same time, we deposited $8.25 million, equal to the remaining balance of the post-closing payments, with an escrow agent. The funds held in escrow are shown on the balance sheet included in the audited financial statements included elsewhere in this report as restricted cash pending resolution of the outstanding claims.

Separately, the former stockholders of IDC filed a complaint against Higher One, Inc. in the United States District Court for the Northern District of California on July 20, 2010 (which we refer to as the Complaint), disputing that misrepresentations were made and that warranties were breached; alleging breach of contract and anticipatory breach; and seeking a declaratory judgment ordering that the post-closing payments be made in accordance with the schedule set forth in the Stock Purchase Agreement. On October 27, 2010, we filed a motion to dismiss and, in the alternative, to move the action to the District of Delaware pursuant to a contractual forum selection clause and to strike certain allegations of the complaint. On December 21, 2010, the court denied the motion as to dismissal or transfer, but agreed to strike the former stockholders’ request for a jury trial. We answered the Complaint on January 14, 2011, and also alleged counterclaims for breach of contract, negligent misrepresentation, and fraud. On February 7, 2011, the former stockholders moved to dismiss the counterclaims for fraud and misrepresentation only. That motion is currently being litigated. We intend to vigorously defend against the Complaint brought against us and to vigorously pursue our counterclaims. There can be no assurances of our success in these matters. As of December 31, 2010, the acquisition payable of $8.25 million was recorded as a liability on the balance sheet included in the audited financial statements included elsewhere in this report. We have not recorded any potential gain or loss in connection with this claim.

Following a recently conducted compliance examination, the New York Regional Office of the FDIC notified us that it is prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging which we believe to have impacted persistently delinquent accounts, which is a small percentage of our total accounts, collections and transaction error resolution. Any such enforcement action could result in an order to pay restitution and civil money penalties. We are in the process of responding to the FDIC’s notification and we believe that we have voluntarily either remedied or taken steps to correct the alleged violations, but there can be no assurances as to the outcome of this process. An action instituted against us that results in significant changes to practice, the imposition on us of fines or penalties, or an obligation for us to pay restitution and civil money penalties could have a material adverse effect on our business, financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the quarter ended December 31, 2010.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on New York Stock Exchange under the symbol “ONE.” Prior to June 17, 2010 our common stock was privately held and did not trade on any exchange. The following table sets forth, for each of the periods indicated, the high and low reported sales price at close of our common stock on the NYSE.

	High	Low
Year ended December 31, 2010

Fourth Quarter	$21.87	$15.54
Third Quarter	16.49	11.30
Second Quarter (Beginning June 17)	15.15	14.27
First Quarter	—	—
Year ended December 31, 2009
Fourth Quarter	—	—
Third Quarter	—	—
Second Quarter	—	—
First Quarter	—	—

As of February 18, 2011, we had 169 stockholders of record of our common stock. The closing sale price of our common stock on February 18, 2011 was $19.39 per share.

We have not paid any cash dividends on our common stock during the years ended December 31, 2010 or 2009. The payment of future cash dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, financial condition and other relevant factors. See Note 10 of notes to our consolidated financial statements for a description of restrictions on our ability to pay dividends.

The outstanding options and restricted shares are not transferable for consideration and do not have dividend equivalent rights attached.

Securities Authorized For Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, see “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report.

Stockholder Return Performance Presentation

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from June 17, 2010 (the first day our stock began trading on the NYSE) through December 31, 2010, with the cumulative total return on the S&P 500 Index and the S&P 500 Financials Index. The comparison assumes that $100 was invested on June 17, 2010 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Use of Proceeds from Public Offering of Common Stock

On June 16, 2010, our registration statement (File No. 333-165673) was declared effective for our initial public offering, pursuant to which we registered the offering and sale of 3,103,822 shares of common stock by Higher One Holdings, Inc. and the associated sale of 5,896,178 shares of common stock by selling shareholders and the additional sale pursuant to the underwriters’ over-allotment option for an additional 465,573 shares of common stock by us and an additional 884,427 by selling shareholders at a public offering price of $12.00 per share. The offering closed on June 22, 2010. The managing underwriter was Goldman, Sachs & Co.

The aggregate public offering price of the offering amount registered was $124.2 million and the offering did not terminate before all of the shares registered in the registration statement were sold. Our proceeds of $37.2 million, net of issuance costs of $5.6 million were used to pay outstanding amounts on the credit facility of $18 million, make an escrow payment of $8.3 million related to the acquisition payable and fund working capital. We did not receive any of the proceeds from the sale of shares by the selling stockholders. We anticipate that we will use the remaining net proceeds from our initial public offering for working capital and other general corporate purposes, which may include the acquisition of other businesses, products or technologies. We do not, however, have agreements or commitments for any specific acquisitions at this time. Pending such uses, we have and plan to continue to invest the net proceeds in short-term, interest-bearing, investment grade securities.

Item 6.	Selected Financial Data

You should read the data set forth below in conjunction with “Item 7.–Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements and related notes and other financial information included elsewhere in this report. We derived the selected financial data as of December 31, 2009 and 2010 and for each of the three years ended December 31, 2008, 2009 and 2010 from our audited consolidated financial statements and the related notes appearing elsewhere in this report. We have revised our consolidated statements of operations for immaterial errors for the year ended December 31, 2009 and our quarterly results during the years ended December 31, 2009 and 2010 to increase account revenue and cost of revenue for certain interchange income that was previously reflected as a reduction in cost of revenue, rather than as account revenue. This revision has no impact on the Company’s gross margin, net income or cash flows. This error was inconsequential for the year ended December 31, 2008. Account revenue and cost of revenue were each increased by $2,089 for the year ended December 31, 2009. Account revenue and cost of revenue were each increased by $3,452 for the nine months ended September 30, 2010. We derived the selected financial data as of and for the years ended December 31, 2006 and 2007 and as of December 31, 2008 from our audited financial statements and the related notes not included in this report.

Consolidated Statement of Income Data

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(in thousands, except share and per share amounts)
Revenue	$16,006	$27,978	$44,006	$77,606	$144,969
Cost of revenue	6,569	11,140	16,302	26,529	51,845

Gross margin	9,437	16,838	27,704	51,077	93,124
Operating expenses	9,268	12,625	17,753	28,396	51,877

Income from operations	169	4,213	9,951	22,681	41,247
Other expense	(503)	(569)	(26)	(537)	(700)

Income before income taxes	(334)	3,644	9,925	22,144	40,547
Income tax (benefit) expense	(3,689)	1,362	3,547	7,925	15,488

Net income	3,355	2,282	6,378	14,219	25,059
Less: Effect of redemption of preferred stock	—	—	80,744	—	—
Less: Net income allocable to participating securities	2,657	1,808	—	11,477	8,910

Net income (loss) available to common shareholders	$698	$474	$(74,366)	$2,742	$16,149

Net income (loss) per common share:
Basic	$0.06	$0.04	$(7.22)	$0.29	$0.48
Diluted	0.06	0.04	(7.22)	0.27	0.44
Weighted average common shares outstanding:
Basic	10,927,089	10,957,833	10,306,392	9,298,131	33,395,310
Diluted	55,801,845	57,090,867	10,306,392	53,150,890	57,302,843

Consolidated Balance Sheet Data

	As of December 31,
	2006	2007	2008	2009	2010
	(in thousands)
Cash and cash equivalents	$5,770	$9,755	$1,488	$3,339	$34,484

Total assets	13,974	18,423	13,665	58,695	119,441

Total debt and capital lease obligations, including current maturities	950	1,172	18,934	27,647	8,250
Total liabilities	20,740	22,675	25,402	51,589	36,050

Total stockholders’ (deficit) equity	(6,766)	(4,252)	(11,737)	7,106	83,391

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties, which may cause our actual results to differ materially from plans and results discussed in forward-looking statements. We encourage you to review the risks and uncertainties, discussed in the section entitled “Risk Factors,” in Part I, Item 1A of this report, and the note regarding “Forward-Looking Statements”, included at the beginning of this report. The risks and uncertainties can cause actual results to differ significantly from those forecasted in forward-looking statements or implied in historical results and trends.

The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

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

Our products and services for our higher education institutional clients include our OneDisburse® Refund Management® disbursement service and our suite of payment transaction products and services. Through our bank partner, we offer our OneAccount service to the students of our higher education institutional clients, which includes an FDIC-insured deposit account, a OneCard, which is a debit MasterCard® ATM card, and other retail banking services.

As of December 31, 2010, over 430 campuses serving approximately 3.3 million students had purchased the OneDisburse® service and over 330 campuses serving approximately 2.5 million students had contracted to use one or more of our payment products and services. We also had approximately 1.6 million OneAccounts.

For the year ended December 31, 2010:

•	total revenue was approximately $145.0 million, representing three-year compounded annual growth of approximately 73%;

•	adjusted EBITDA was approximately $59.5 million, representing three-year compounded annual growth of approximately 121%;

•	adjusted net income was approximately $34.4 million representing three-year compounded annual growth of approximately 142%;

•	net income was approximately $25.1 million, representing three-year compounded annual growth of approximately 122%.

See “Supplemental Non-GAAP Financial and Operating Information” below for definitions of

EBITDA and adjusted EBITDA and adjusted net income (each non-GAAP measures) and reconciliations to net income.

In addition, as of December 31, 2010, the number of OneAccounts had increased by a compounded annual growth rate of 65% compared to December 31, 2007.

We expect our growth to continue in the future and that our strategy will continue to offer significant opportunity for expansion. Our growth strategy includes the following elements:

•	Expanding the number of contracted higher education institutions;

•	Increasing OneAccount adoption and usage rates;

•	Cross-selling our products to existing clients to increase the number of institutions using each product;

•	Enhancing our products and services to create new sources of revenue; and

•	Pursuing strategic partnerships and opportunistic acquisitions.

In evaluating our results, we consider a variety of operating and financial measures. The key metrics that we use to determine how our business is performing include: (i) total number of students enrolled at our higher education institutional clients; (ii) number of active OneAccounts; (iii) total revenue; (iv) adjusted EBITDA; (v) adjusted net income; and (vi) net income. See “Supplemental Non-GAAP Financial and Operating Information” below for definitions of EBITDA and adjusted EBITDA and adjusted net income (each non-GAAP measures) and reconciliations to net income.

Our primary source of revenue is generated from the use of OneAccounts. The primary factor affecting our revenue is the number of active OneAccounts, which, in turn, is significantly affected by the total number of students enrolled at a higher education institutional client.

Revenue

We derive revenue primarily from fees charged for the transactions that we facilitate for our higher education institutional clients and our banking customers. Most of these fees are charged on a per transaction basis and, accordingly, transaction volumes significantly affect our revenue growth. Transaction volumes are generally a function of the number of students enrolled at each of our higher education institutional clients, as larger student populations lead to greater numbers of active OneAccounts and related banking transactions, as well as other transactions such as OneDisburse®-based disbursements and payment transactions.

Generally, we negotiate with our higher education institutional clients the fee rates we charge them. Fees charged to our banking and payment transaction customers are generally set by a schedule and apply unilaterally to all customers. Fees charged for OneAccount services are collected by our bank partner as incurred and subsequently remitted to us. Fees charged on payment transactions are charged as incurred and retained by us, while fees charged in respect of our OneDisburse® product are billed to our higher education institutional clients and subsequently collected from them.

We believe our revenue stream is relatively stable, recurring and predictable, as the majority of our revenue each year is generated through existing relationships with higher education institutions and their campus communities. For example, in 2010, including revenue generated by customers acquired through our acquisition of IDC, which we renamed Higher One Payments, Inc., in November 2009, we generated over 90% of our revenue from contracts signed in prior years. In addition, our experience is that OneAccount, disbursement and payment transaction volumes and patterns are generally similar from one period to another, resulting in a large degree of predictability.

Our approximately 98% retention rate since 2003 among our higher education institutional clients, including CASHNet clients, also helps to ensure a relatively stable, recurring and predictable revenue stream.

We divide our revenue into four categories: account revenue, payment transaction revenue, higher education institution revenue and other revenue.

Account Revenue

We generate revenue from active OneAccounts, which are opened and funded by students and other members of the campus community. The OneAccount offered to our customers has no monthly fee or minimum balance requirement. We earn revenue based on both interchange fees and account service fees. Account service fees include, for example, foreign ATM fees and non-sufficient fund fees. These fees are either charged by our bank partner and remitted to us or we charge them to our clients directly. In December 2010, we began to offer a new version of the OneAccount that has a different fee schedule compared to the original OneAccount, including a monthly fee that is waived if certain activity requirements are met.

Our bank partner charges merchants interchange fees for point-of-sale, or POS, purchases made with OneCards and remits these fees to us. The amount of the fee generally depends on the size of the transaction, the merchant where the purchase is made and the network through which the transaction is processed.

We earn ATM fees from transactions conducted through our ATMs with cards other than OneCards. We also earn fees from ATM transactions conducted by OneAccount holders using their OneCards at ATMs outside of our ATM network.

Our bank partner charges NSF fees and remits them to us when OneAccount holders attempt to withdraw or transfer money from their OneAccounts in excess of their deposited funds. These NSF fees are primarily assessed on electronic transfers from, and checks drawn on, accounts in excess of available funds. Historically, our bank partner also assessed these fees on overdrafts on debit card transactions. However, the Federal Reserve Board amended Regulation E to limit the ability of financial institutions, effective July 1, 2010, to assess an overdraft fee for paying ATM and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents, or opts in, to the institution’s payment of overdrafts for these services. We do not currently offer the opt in feature to our customers for ATM or one-time debit card transactions. In the absence of debit card-related NSF fees, our total NSF fees per OneAccount that our bank partner remits to us began to decrease during 2010 and is expected to continue to decrease on a comparative basis until August 2011. A portion of this decrease in total revenue has been offset by a reduction in our provision for operational losses, which is recorded in cost of revenue. This is due to a reduction in our overdraft liability and the amount of our estimated uncollectible fees. See Notes 2 and 8 to our consolidated financial statements included elsewhere in this report.

We earn other fees for banking services provided to OneAccount holders, including fees for conducting wire transfers, replacing lost OneCards, processing international transactions, processing stop payment requests, over-the-counter cash withdrawals using OneCards, issuing official checks and electronic bill pay features.

While our historical experience has been that account revenue generated per OneAccount has been generally stable year over year, with total account revenue generally increasing proportionally with increases in the number of OneAccounts, the implementation of Regulation E in the third quarter of 2010 along with other changes that we made to our account fee schedule, decreased the revenue per OneAccount in that period compared to the same period in the prior year. This continued into the fourth quarter of 2010, and we expect account revenue per OneAccount to continue to be lower in 2011 compared to previous periods as the result of non-sufficient funds fee changes made in response to regulations and other changes we made through the third quarter of 2011. Notwithstanding the decrease in non-sufficient fund fees, the primary influence on account revenue growth is expected to continue to be the number of active OneAccounts. Growth in the number of accounts is tied to growth in the number of students enrolled at our OneDisburse® higher education institutional clients, which expands as new clients contract to use this product. The average percentage of students that maintain OneAccounts at a higher education institution generally increases over the first several years after the higher education institution becomes a OneDisburse® client. We believe the rate of OneAccount adoption varies, however, based on factors including, but not limited to, the average tenure of a student at a higher education institution, whether the higher education institution is a 2-year or a 4-year school or a public or private school and the mix of undergraduate and graduate students.

The number of OneAccounts has risen in each of the last three years, which has led to a compounded annual growth rate of 72% in account revenue over this period. While we expect the number of OneAccounts to continue to grow in the near-term, there is a possibility that further legislative and regulatory changes will be enacted in the near-term that may reduce account revenue. See “Part I, Item 1A. Risk Factors—Fees for financial services are subject to increasingly intense legislative and regulatory scrutiny, which could have a material adverse effect on our business, financial condition, results of operations and prospects for future growth” of this report.

Payment Transaction Revenue

We generate payment transaction revenue through convenience fees charged to students, parents or other payers who make online payments to our higher education institutional clients through the SmartPay feature of our ePayment product using a credit or debit card. As this fee is assessed on a per transaction basis, growth in payment transaction revenue is primarily influenced by transaction volumes. We acquired ePayment when we purchased IDC in November 2009.

Higher Education Institution Revenue

Our higher education institutional clients pay fees for the products and services they purchase from us. We charge our clients: (i) an annual subscription fee based on the size of their student population; (ii) a per-transaction fee; or (iii) a combination of both. For certain payment transaction products, we also charge an implementation fee, which is deferred and recognized over the estimated client relationship period, which we estimate to be five years. Historically, revenue from higher education institutions has been primarily comprised of carding and transaction fees related to our OneDisburse® product. However, with our acquisition of IDC in November 2009, the composition of our higher education institution revenue changed substantially, with a large proportion of this revenue stream to being derived from our payment products-related revenue.

The number of students enrolled at client institutions and the number of campuses under contract are significant drivers of our higher education institution revenue. As we have expanded the number of our institutional clients over the last three years, our higher education institution revenue has grown by a compounded annual rate of 87%. We expect that assuming our institutional client base grows, our higher education institution revenue will also increase.

Other Revenue

Other revenue consists of two main components: a marketing incentive fee paid by MasterCard International Incorporated based on transaction volumes and new OneCard issuances and processing fees paid by our bank partner based on the total amount of deposits held in our OneAccounts and prevailing interest rates. Because the amount of the processing fee is in part a function of prevailing interest rates, this revenue stream has historically fluctuated in accordance with interest rate movements. Since 2008, fees paid by our bank partner have been relatively small due to low interest rates. If prevailing interest rates rise our processing fee will also increase. Currently, this revenue stream is immaterial to our overall results of operations.

Cost and Expenses

Employee compensation and related expenses represent our largest single expense. We allocate compensation and other related expenses, including stock-based compensation, to cost of revenue, product development, sales and marketing and general and administrative expenses. While we expect the number of our employees to increase over time, we believe the economies of scale in our business model will allow us to grow our compensation and related expenses at a lower rate than revenue.

Other costs and expenses include outsourced managed hosting, data processing, ATM-related expenses, professional services, office lease payments, travel and amortization.

The following summarizes our cost of revenue and certain significant operating expenses:

Cost of Revenue

Cost of revenue consists primarily of data processing expenses, interchange expenses related to SmartPay and ATM transactions, uncollectible fees and write-offs and customer service expenses. These expenses are shared across our different revenue categories and we are not able to meaningfully allocate such costs between separate categories of revenue. Consequently, all costs and expenses applicable to our revenue are included in the cost of revenue category in our statements of operations. These expenses generally move in line with the number of active OneAccounts and transaction volumes for our banking and payment transactions services.

General and Administrative

General and administrative expenses include finance, legal, compliance, facility and administration costs, as well as components of operational costs such as ATM cash services and maintenance, data center costs and costs associated with our information technology. These costs include employee compensation and related expenses, as well as fees for professional services. As a newly public company, we have started to incur additional general and administrative expenses as a result of our obligations to comply with the ongoing obligations of a public company, including the SEC’s ongoing reporting obligations, director and officer liability insurance and other expenses.

Product Development

Product development expenses include costs associated with defining and specifying new features and ongoing enhancements for our proprietary technology platform and other aspects of our service offerings. Product development costs primarily relate to employee compensation.

Sales and Marketing

Sales and marketing expenses include costs of acquiring new institutional clients and educating their students about our services in order to improve the adoption and usage rates of our OneAccount and our other student-oriented products and services. The majority of our sales and marketing expenses are comprised of employee compensation. Each of our sales representatives earns: (i) a base salary; (ii) sales commissions, which are earned upon the signing of a contract with a higher education institutional client; and (iii) generally, certain trailing commissions, which are based on account performance. Having nearly doubled the number of our sales and marketing personnel with our acquisition of IDC, our sales and marketing expense increased significantly during 2010.

We record stock-based customer acquisition expense in connection with the EduCard acquisition from 2008 and pursuant to a related intellectual property purchase agreement. The amount of stock-based customer acquisition expense depends on the number of shares released from escrow to Kevin Jones and the value of the shares at that time. We also record cash-based customer acquisition expense in connection with our acquisition of IDC in November of 2009.

IDC Acquisition

In November of 2009, we acquired IDC, a leader in providing cashiering and payment solutions in higher education, which we renamed Higher One Payments, Inc. This transaction provided us with our suite of payment transaction products and services, the capability to offer our higher education institutional clients a full complement of services and nearly doubled the number of campuses with which we have relationships. At the time of the acquisition there was only a 6% overlap of students enrolled at institutions that were clients using both Higher One® and IDC products and services. Our overlap has increased to approximately 9% as of December 31, 2010 and we expect our overlap to continue to increase in the future as a result of future cross-sales.

We purchased IDC for $27.5 million, which was financed by cash and debt. At closing, we paid an initial payment of $17.6 million that was funded with $9.9 million of available cash and $7.7 million of borrowings under our existing credit line. The remaining non-interest bearing post-closing payment of $10 million was due to the former shareholders in quarterly payments through December 31, 2010. During 2010, we made one payment of $1.75 million to the former shareholders and deposited the remaining $8.25 million in an escrow account, which amount remains the subject of an ongoing dispute. See also

“Part I, Item 3. Legal Proceedings” of this report.

In acquiring IDC, we purchased its payment transaction suite of products and services, such as ePayment, eBill, MyPaymentPlan, eMarket and Cashiering, which we did not previously offer. See also “Part I, Item 1. Business—Products and Services—Payment Suite” of this report.

Critical Accounting Policies

A number of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry and information available from other outside sources, as appropriate. On an ongoing basis, we evaluate our estimates and judgments. Actual results may differ significantly from the estimates contained in our consolidated financial statements. We believe that the following are our critical accounting policies.

Provision for Operational Losses

We have entered into an agreement with The Bancorp Bank to hold all deposit accounts opened by OneAccount holders. Although those deposit funds are held by The Bancorp Bank, we are liable to the bank for any uncollectible accountholder overdrafts and any other losses due to fraud or theft. We provide reserves for our estimated overdraft liability and our estimated uncollectible fees to The Bancorp Bank. The provision for these reserves is included within the costs of revenue on the consolidated financial statements included in this report. Such reserve is based upon an analysis of outstanding overdrafts and historical repayment rates. For the years ended December 31, 2008, 2009 and 2010, we provided for additional reserves for operational losses related to uncollectible accountholder overdrafts of $4.6 million, $5.5 million and $7.2 million, respectively. If the financial condition of the accountholders were to deteriorate, thereby reducing their ability to make payments, additional reserves would be required.

Goodwill and Intangible Assets

Goodwill represents costs in excess of the fair value of consideration transferred over the fair values assigned to the underlying net identifiable assets of acquired businesses. Annual impairment testing of goodwill is assessed in accordance with FASB ASC 350, “Intangibles—Goodwill and Other,” or ASC 350, which compares carrying values of the reporting units to fair values and, when appropriate, the carrying value of these assets is reduced to fair value.

Our goodwill balance is entirely attributable to our acquisition of IDC on November 19, 2009. We perform our annual goodwill impairment analysis as of October 31, or whenever events or changes in circumstances indicate that an impairment may have occurred.

We determined our reporting units in accordance with FASB ASC 280 “Segment Reporting”, or ASC 280, and ASC 350. We evaluate reporting units by first identifying their operating segments under ASC 280. We then evaluate each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, we evaluate those components to determine if they must be aggregated into one or more reporting units. When determining if it is appropriate to aggregate a newly acquired operating segment with our existing operating segment, we evaluate the seller’s historical results for the newly acquired company and its future prospects. This evaluation generally includes the newly acquired operating segment’s budget and the actions that our management expects to take with respect to the recently acquired operating segment, as well as an evaluation of the likelihood that such actions will be implemented. If, after evaluating the future prospects, we determine that the two segments are economically similar within a reasonable period of time, the two operating segments are aggregated. We have one operating segment and reporting unit.

Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. Actual cash flows arising from a particular reporting unit could vary from projected cash flows, which could imply different carrying values from those established at the date of acquisition, and which could result in impairment of such assets. If it is determined that an impairment has occurred, we would record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. During 2009 and 2010, we were not required to record any impairment on goodwill or intangible assets. As of the completion of our impairment test on October 31, 2010, our reporting unit was not at risk of failing step one of the goodwill impairment test.

We assess the impairment of identifiable intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

When we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of potential impairment, we assess whether an impairment has occurred based on whether net book value of the assets exceeds related projected undiscounted cash flows from these assets. We consider a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles in estimating future cash flows. Differing estimates and assumptions as to any of the factors described above could result in a materially different impairment charge and thus materially different results of operations.

Stock-Based Compensation

We account for stock-based compensation expense in accordance with FASB ASC 718, “Compensation—Stock Compensation,” or ASC 718, which requires the measurement and recognition of compensation expense for share-based awards based on the estimated fair value on the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following range of assumptions for stock options granted during the years ended December 31, 2008, 2009 and 2010:

	2008	2009	2010
Expected term(1)	6.3 - 6.5 years	5.8 - 6.3 years	6.2 - 6.3 years
Expected volatility(2)	40.2%	50.7%	51.0 - 51.9%
Risk-free rate(3)	2.4% - 3.4%	2.2% - 3.2%	1.5% - 3.0%
Expected dividends(4)	None	None	None

(1)	Expected term is the period of time that the equity grants are expected to remain outstanding. We calculate the expected life of the options as prescribed under the provisions of ASC 718. We generally use the midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing.
(2)	Expected volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. We based our estimated volatility on the historical volatility of a peer group of publicly traded companies, which includes companies that are in the same industry or are our competitors.
(3)	Risk-free rate is the average U.S. Treasury rate at the time of grant having a term that most closely approximates the expected term of the option.
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

Restricted stock is a stock award that entitles the holder to receive shares of our common stock as the award vests over time. The board has not granted restricted stock awards prior to 2009 when it granted a total of 43,344 shares to its executive officers. These awards vest over four years which start on the first anniversary of the grant. The fair value of each restricted stock award is estimated using the intrinsic value method that is based on the fair value of our common stock on the date of grant. Compensation expense for restricted stock awards is recognized ratably over the vesting period on a straight-line basis.

Generally, employees have received stock option grants when joining the company and then may have received periodic awards thereafter in the discretion of the board, although the timing of additional awards has previously not been made according to any established policy. The board intended all options to be granted with an exercise price equal to or greater than the per share fair value of our common stock underlying those options on the date of grant. On each of the grant dates during 2008, 2009 and up until our common stock offering in June 2010, the fair value of common stock underlying stock options granted was either estimated by the board on a contemporaneous basis with input from management and an independent valuation firm or was determined not to have changed since a prior valuation. Given the absence of a public trading market in our common stock through June 2010, our board considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each meeting at which stock option grants were approved. These factors included, but were not limited to, the following:

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

We requested periodic valuation reports from an independent valuation firm, prepared consistent with the methods outlined in the American Institute of Certified Public Accountants’ Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation in 2008, 2009 and up until our common stock offering in June 2010. Each valuation recommended a fair value of our common stock on a minority, non-marketable basis as of the date of the report.

In valuing our common stock, our independent valuation firm determined our business enterprise value using two valuation approaches, an income approach and a market approach.

•

The income approach estimates the present value of future estimated debt-free cash flows, based upon forecasted revenue and costs. These discounted cash flows are added to the present value of our estimated enterprise terminal value, the multiple of which is derived from comparable company market data. These future cash flows are discounted to their present values using a rate corresponding to our estimated weighted average cost of capital. The discount rate is derived from an analysis of the weighted average cost of capital of our publicly-traded peer group as well as cost of capital studies for similar stage companies as of the valuation date and is adjusted to reflect the risk inherent in our cash flows.

•

The market approach estimates the fair value of a company by applying to that company the market multiples of comparable publicly-traded companies. A multiple of key metrics implied by the enterprise values or acquisition values of our publicly-traded peers is calculated. Based on the range of these observed multiples, size of the company, company specific factors such as growth and margins, and professional judgment a appropriate adjustment to the publicly-traded companies median multiple is applied our metrics in order to derive an indication of value.

After determining a business enterprise value indication under each approach, the enterprise value was allocated to debt holders and then to each of our classes of stock using a liquidation analysis that took into consideration each class of shareholder’s rights and preferences to proceeds. Under each of the value indications based on the shareholder agreements, the preferred shareholders would automatically convert to common shareholders. The two per share value indications were weighted to determine the concluded fair value of a share of common stock on a minority, non-marketable basis.

Upon our common stock offering in June 2010, we have relied upon on the trading price of our common stock to determine fair value of our common stock.

Grants in 2008, 2009 and 2010

With respect to equity grants made in 2008, 2009 and up until our common stock issuance in June 2010, the key assumptions in the common stock valuations recommended by an independent valuation firm were as follows:

Date of Valuation	Discounted Cash Flows Method / Guideline Public Company Weighting	Discount for Lack of Marketability	Discounted Cash Flow Discount Rate	Common Stock Value
December 31, 2008	75% / 25%	30%	20%	$3.43
June 30, 2009	75% / 25%	30%	20%	5.56
November 19, 2009	75% / 25%	20%	25%	10.80
March 15, 2010	75% / 25%	15%	23%	13.94

For purposes of the December 2008 and June 2009 valuations, the comparable publicly-traded companies utilized in the market approach consisted of Alliance Data Systems Corporation, CyberSource Corp., MasterCard Incorporated, TNS Inc. and Total Systems Services, Inc. The list was expanded to include Visa, Inc. in the November 2009 valuation report and to include Financial Engines, Inc. in the March 2010 valuation report.

We have set forth in the table below information regarding stock options granted during 2009 and through May 2010. Following the table, we have described the significant factors contributing to our determinations of fair market value and setting of option exercise prices throughout this period.

Date of Grant	Number of Options Granted	Exercise Price	Option Fair Value
January 27, 2009	301,500	$4.59	$2.34
March 19, 2009	34,500	4.59	2.34
May 21, 2009	57,750	4.59	2.39
July 23, 2009	65,250	5.67	2.99
September 24, 2009	60,750	5.67	2.97
November 6, 2009	81,750	5.67	2.97
December 4, 2009	639,750	10.80	5.59
March 26, 2010	378,000	13.94	7.42
May 6, 2010	30,000	13.94	7.33

January, March and May 2009. On January 27, 2009, the board granted options with a strike price of $4.59 per share. We had received a valuation recommendation from the independent valuation firm of $3.43 as of December 30, 2008. However, the board had previously granted options in the second half of 2008 with a strike price of $4.59 per share. This price had been set based upon the per share sale price of Series E Convertible Preferred Shares to Lightyear Capital in August 2008. The board decided to grant options in January at the same strike price despite the lower third party stock valuation. The board continued to grant options on March 19 and May 21 utilizing the $4.59 strike price based upon the company’s determination that the fair market value of the common stock had not increased above such price as a result of intervening events or changed financial conditions.

July through November 2009. On July 23, 2009, our board determined a fair market value of our common stock of $5.67 for purposes of setting exercise prices for options granted on that day. This determination was based on the factors described above, as well as the independent valuation firm’s valuation recommendation of $5.56 in its June 30, 2009 report. The higher price in the report was a result of an increase in our enterprise value as determined under both the discounted cash flow method and the guideline public company method described above. In addition the terminal exit multiple increased based on the guideline public company multiple increase. The increase in value under the guideline public company method resulted primarily from an increase in the relevant multiple. The increase in value is reflected in the increase in revenue and adjusted EBITDA, which exceeded our 2009 plan. The board continued to grant options on September 24 and November 6 using the $5.67 strike price based on our determination that the fair market value of our common stock had not increased above such price as a result of intervening events or changed financial conditions.

December 2009. On December 4, 2009, the board determined a fair market value of our common stock of $10.80 for purposes of setting exercise prices for options granted on that day. This determination was based on the factors described above as well as the independent valuation firm’s valuation recommendation of $10.80 in its November 19, 2009 report. Several factors contributed to the significant increase in value from the prior valuation in June 2009 including an increase in public comparables (42%), the value built by the company in the intervening six months as reflected in the increase in its revenue and adjusted EBITDA in excess of its 2009 business plan, the increased potential for an IPO based upon the stabilization of the financial markets and feedback from the company’s investment bank and the increase in revenue and adjusted EBITDA as well as market and long-term growth potential resulting from its acquisition of IDC.

March 2010. On March 26, 2010, the board determined a fair market value of our common stock of $13.94 for purposes of setting exercise prices for options granted on that day. This determination was based on the factors described above as well as the independent valuation firm’s valuation recommendation of $13.94 in its March 15, 2010 report. Several factors contributed to the increase in value from the prior valuation in November 2009. The company built value in the intervening period as reflected in its exceeding the first two months of 2010’s operating plan in both revenue and adjusted EBITDA, in the significant growth in the trailing twelve month financials as of the valuation date compared to those as of October 2009 (32% revenue growth and 35% adjusted EBITDA growth) and significant new sales through the valuation date (49% of entire 2010 operating plan). In addition, the IPO liquidity potential continued to increase based upon feedback from the company’s investment bank. Lastly, the acquisition of IDC continued to contribute to higher than projected results compared to the operating plan by adding new revenue and adjusted EBITDA to the combined financial projections, increasing the company’s addressable market with university payments and the company’s long-term growth potential and allowing for better than anticipated synergies and cross-selling.

May 2010. On May 6, 2010, consistent with its ordinary granting practices, the compensation committee granted an aggregate of 30,000 options to six new employees (none of whom are officers of the company) who were hired since the last meeting of our board of directors. The compensation committee set the exercise price for the options at $13.94, the same price used for options granted at its meeting six weeks earlier (as explained above). Consistent with its past practice and in light of the immaterial amount of options being granted, the compensation committee did not commission an independent valuation. In determining not to raise the exercise price, the compensation committee was influenced by the extreme volatility of the stock market on the date of grant and the effect it could have on other companies’ stock prices and on the timing of the offering, both of which play a role in the valuation of our stock.

After May 2010, the board set the exercise price for options granted based on the average of the high and low price of our common stock the day prior to the grant date.

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

Results of Operations for the Years Ended December 31, 2008, 2009 and 2010

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Year Ended December 31,			Change from prior period
	2008	2009	2010	2009	2010	2009	2010
	(in thousands)			(in thousands of dollars)		(percentage)
Account revenue	$37,570	$68,529	$113,516	$30,959	$44,987	82.4%	65.6%

Payment transaction revenue	29	1,688	15,742	1,659	14,054	5,720.7%	832.6%
Higher education institution revenue	3,220	5,135	12,543	1,915	7,408	59.5%	144.3%
Other revenue	3,187	2,254	3,168	(933)	914	(29.3%)	40.6%

Total revenue	44,006	77,606	144,969	33,600	67,363	76.4%	86.8%
Cost of revenue	16,302	26,529	51,845	10,227	25,316	62.7%	95.4%

Gross margin	27,704	51,077	93,124	23,373	42,047	84.4%	82.3%
General and administrative expense	11,725	18,143	32,381	6,418	14,238	54.7%	78.5%
Product development expense	1,629	2,287	3,311	658	1,024	40.4%	44.8%
Sales and marketing expense	4,399	7,966	16,185	3,567	8,219	81.1%	103.2%

Income from operations	9,951	22,681	41,247	12,730	18,566	127.9%	81.9%
Interest and other expense, net	412	558	729	146	171	35.4%	30.6%
Interest and other income, net	(386)	(21)	(29)	365	(8)	(94.6%)	38.1%

Income before income taxes	9,925	22,144	40,547	12,219	18,403	123.1%	83.1%
Income tax expense	3,547	7,925	15,488	4,378	7,563	123.4%	95.4%

Net income	$6,378	$14,219	$25,059	$7,841	$10,840	122.9%	76.2%

	Year Ended December 31,
	2008	2009	2010
	(% of total revenue)
Account revenue	85.4%	88.3%	78.3%
Payment transaction revenue	0.1%	2.2%	10.9%
Higher education institution revenue	7.3%	6.6%	8.7%
Other revenue	7.2%	2.9%	2.2%

Total revenue	100.0%	100.0%	100.0%
Cost of revenue	37.0%	34.2%	35.8%

Gross margin	63.0%	65.8%	64.2%
General and administrative expense	26.7%	23.4%	22.3%
Product development expense	3.7%	2.9%	2.3%
Sales and marketing expense	10.0%	10.3%	11.2%

Income from operations	22.6%	29.2%	28.5%
Interest and other expense, net	0.9%	0.7%	0.5%
Interest and other income, net	(0.9%)	0.0%	0.0%

Income before income taxes	22.6%	28.5%	28.0%
Income tax expense	8.1%	10.2%	10.7%

Net income	14.5%	18.3%	17.3%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Account revenue

The increase in account revenue was primarily due to an increase of 61.2%, or 0.6 million, in the number of OneAccounts from December 31, 2009 to December 31, 2010. Greater adoption of the OneAccount at existing higher education institution clients accounted for 47% of the increase in OneAccounts, while 53% of the increase was due to new higher education institution clients. The increase in the number of OneAccounts resulted in increases in interchange fees relating to point of sale purchases made with our OneCards, ATM fees, and other fees that our bank partner remitted to us. While our historical experience has been that account revenue generated per OneAccount has been generally stable year over year, with total account revenue generally increasing proportionally with increases in the number of OneAccounts, the implementation of Regulation E in the third quarter of 2010 as well as other changes we made to our fee schedule decreased the revenue per OneAccount compared to the same period in the prior year. This continued into the fourth quarter of 2010 and we expect the account revenue per OneAccount to continue to be lower than in previous periods as the result of non-sufficient funds fee changes made in response to regulations and other changes we made through the third quarter of 2011.

Payment Transaction Revenue

The increase in payment transaction revenue was primarily generated from our CASHNet® payment transaction products, which were added to our product offering with the acquisition of IDC in November 2009 and, accordingly, were only included in our payment transaction revenues for approximately one and one half months during the twelve months ended December 31, 2009.

Higher Education Institution Revenue

The increase in higher education institution revenue was primarily due to the inclusion of a full year of subscription and deployment revenue from our CASHNet® suite of products compared to only approximately 42 days of revenue in 2009.

Other Revenue

The increase in other revenue was primarily due to an increase of 26.6% in the marketing incentive fees payable to us from MasterCard due to higher MasterCard issuance incentives. An increase of 80.3% in processing fees that our bank partner paid to us, which resulted primarily from an increase in OneAccount deposits, also contributed to the growth in other revenue.

Cost of Revenue

The inclusion of processing fees related to our CASHNet® payment transaction revenue for the whole year in 2010, compared to only 42 days in 2009, accounted for $9.8 million, or 38.6% of the total growth in cost of revenue. Increases in data processing expenses of $4.6 million, or 67.8%, network fees and expenses of $2.7 million or 61.5% and customer service expenses of $2.0 million, or 61.1%, also contributed to the increase. The growth in these expenses was primarily due to a 61.2% increase in the number of active OneAccounts. An increase in amortization expense, primarily related to deferred implementation costs, of $2.0 million, or 132.1%, was driven by both new client implementations and the inclusion of costs resulting from our CASHNet® deployments. Write-offs and the provision for uncollectible fees increased $2.6 million, or 42.4%, driven by the increase in the number of active OneAccounts, which was partially offset by higher fee collection rates and lower aggregate overdrawn balances resulting from the implementation of amendments to Regulation E. The lower margin generally attained on the CASHNet® payment transaction revenue contributed to the 1.6% overall decrease in gross margin percentage.

General and Administrative Expense

The increase in general and administrative expense was driven primarily by increases of $6.8 million, or 69.2%, in employee compensation allocated to general and administrative expenses; $2.3 million, or 159.8%, in depreciation and amortization; and $1.5 million, or 107.9%, in information technology expenses. These expenses were the result of both the acquisition of IDC in November 2009 and of growth in our existing lines of business. Additionally, professional fees increased $1.3 million, or 106.3%, driven by growth in the size and complexity of our business and the additional costs of operating as a publicly traded company.

Product Development Expense

The increase in product development expense was primarily due to an increase in employee and outsourced costs primarily related to the addition of product development employees from CASHNet.

Sales and Marketing Expense

The increase in sales and marketing expense was primarily due to an increase of $4.9 million in the non-cash, stock-based sales acquisition expense related to the vesting of certain shares issued in connection with the acquisition of EduCard due to a higher average share price at the date of vesting. Increases in costs related to employee compensation of $2.1 million, primarily related to the addition of employees from Higher One Payments, Inc., and cash-based sales acquisition expense related to the acquisition of IDC of $0.7 million also contributed to the overall increase.

Interest Expense

The increase in interest expense was primarily due to the accretion of interest related to the acquisition payable incurred as a result of the IDC acquisition in November 2009 and amortization of financing costs associated with amending the credit facility in July and December of 2009.

Income Tax Expense

The increase in income tax expense was primarily due to an increase of $18.4 million, or 83.1%, in net income before taxes and also a higher effective state tax rate. The effective tax rates for the years ended December 31, 2009 and 2010 were 35.8% and 38.2%, respectively.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Account revenue

The increase in account revenue was primarily due to an increase of 81.2% in the number of OneAccounts compared to the previous year, which resulted in increases in interchange fees that our bank partner remitted to us and relating to POS purchases made with our OneCards, ATM fees and NSF fees that our bank partner remitted to us.

Payment Transaction Revenue

Payment transaction revenue was $1.7 million for the year ended December 31, 2009, which was primarily generated by the inclusion of 42 days’ of revenue generated by our CASHNet payment transaction products from the consummation of the acquisition in November 2009 to year end. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—IDC Acquisition,” above.

Higher Education Institution Revenue

The increase in higher education institution revenue was primarily due to an increase of 33.1% in card fees and an increase of 55.3% in transaction fees related to our OneDisburse® product due primarily to an increase in the number of higher education institutional clients using this product compared to the previous year. The inclusion of 42 days’ of revenue generated by the payment transaction products and services that we acquired when we purchased IDC in November 2009 also accounted for 33.7% of the total increase in higher education institution revenue.

Other Revenue

The decrease in other revenue was primarily due to a decrease of 83.5% in the processing fees that our bank partner pays to us caused by a decline in prevailing interest rates during the year ended December 31, 2009. This decrease was partially offset by an increase of 64.4% in the marketing incentive fees that MasterCard paid to us.

Cost of Revenue

The increase in cost of revenue was comprised of an increase of $2.8 million, or 184.4%, in interchange expenses, an increase of $1.7 million, or 32.5%, in data processing expenses, an increase of $1.2 million, or 24.3%, in uncollectible fees and write-offs, an increase of $1.8 million, or 84.6%, in customer service expenses and an increase of $0.6 million, or 33.3%, in card issuance expenses. The growth in these expenses was primarily due to an increase of 81.2% in the number of active OneAccounts and the related increase in transaction volume for our banking services. The inclusion of 42 days’ of costs related to our recently acquired payment transaction products and services accounted for $1.4 million, or 17.1%, of the total increase in cost of revenue.

General and Administrative Expense

The increase in general and administrative expense was primarily due to an increase of $1.7 million, or 28.8%, in employee compensation and an increase of $0.8 million, or 210.7%, in fees for professional services during the year ended December 31, 2009, which increased in part as a result of the inclusion of 42 days’ of expenses related to our recently acquired payment transaction products and services, as well as an increase of $0.9 million, or 178.5%, in stock-based compensation.

Product Development Expense

The increase in product development expense was primarily due to an increase of $0.7 million, or 40.4%, in costs related to employee compensation allocated to product development expense during the year ended December 31, 2009.

Sales and Marketing Expense

The increase in sales and marketing expense was primarily due to an increase of $1.9 million, or 82.5%, in costs related to employee compensation allocated to sales and marketing expense and an increase of $1.1 million, or 92.4%, in the non-cash expense related to the vesting of certain shares held by Kevin Jones during the year ended December 31, 2009.

Income Tax Expense

The increase in income tax expense was primarily due to an increase of $12.2 million, or 123.1%, in net income before taxes. The effective tax rates for the years ended December 31, 2008 and 2009 were 35.7% and 35.8%, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows from operations and borrowings under our Credit Facility. As of December 31, 2010, we had $34.5 million in cash and cash equivalents, $14.7 million in available-for-sale securities and $50 million available under our Credit Facility. Our primary liquidity requirements are for working capital, capital expenditures, including our planned real estate development project, product development expenses and general corporate needs. As of December 31, 2010, we had working capital of $39.7 million.

During 2010, we issued common stock for net proceeds of $37.2 million. We used $10.0 million of the net proceeds to repay amounts then outstanding under our prior credit facility and deposited $8.25 million into escrow to satisfy our post-closing obligations under the IDC stock purchase agreement. The remaining amount of net proceeds remains available for our strategic objectives and for general corporate purposes.

Senior Secured Revolving Credit Facility

Higher One, Inc. entered into a senior secured revolving credit facility dated as of August 26, 2008 that was subsequently amended as of July 15, 2009 and November 19, 2009. We refer to the credit facility, as amended, as the Prior Credit Facility. The Prior Credit Facility matured on December 31, 2010 and there were no amounts outstanding at maturity.

On December 31, 2010, we entered into a new senior secured revolving credit facility, or our Credit Facility. Among other things, the Credit Facility increased the maximum amount available to be drawn to $50 million and allows us to request an increase in this limit to $100 million. Any amounts drawn under the amended and restated credit facility are payable in a single maturity on December 31, 2013. Each of Higher One Holdings, Inc., Higher One Machines, Inc., Higher One Payments, Inc., Higher One Real Estate, Inc. and Higher One Real Estate SP, LLC, which we refer to collectively, together with Higher One Inc., as the Credit Facility Loan Obligors, is a guarantor of Higher One, Inc.’s obligations under the Credit Facility.

The Credit Facility is secured by a perfected first priority security interest in all of the capital stock of Higher One, Inc. and its subsidiaries, and substantially all of each Credit Facility Loan Obligor’s tangible and intangible assets, other than intellectual property. Each of the Credit Facility Loan Obligors has also granted to the administrative agent under the Credit Facility a negative pledge of the intellectual property of Higher One, Inc. and its subsidiaries, including patents and trademarks that are pending and acquired in the future.

At our option, each advance under the Credit Facility accrues interest on the basis of a base rate or on the basis of a one-month, two-month or three-month Eurodollar rate, plus in either case, the applicable margin based on our funded debt to EBITDA ratio, at the time each loan is made. We also pay commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the product obtained by multiplying the applicable margin for commitment fees by the average daily unused commitment for that calendar quarter. The applicable margin for base rate advances is between (1.25%) and 0%, subject to a minimum rate of 2%, and the applicable margin for Eurodollar rate advances is between 2.0% and 3.25%. The applicable margin for commitment fees is between 0.25% and 0.375%. The base rate is the higher of Bank of America’s announced prime rate, the federal funds rate plus 0.50% or the Eurodollar rate plus 1.00%. Interest on Eurodollar loans is payable at the end of each applicable interest period. Interest on base rate advances is payable quarterly in arrears.

The Credit Facility contains certain affirmative covenants including, among other things, covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral. The Credit Facility also contains certain negative covenants that, among other things, restrict Higher One, Inc.’s ability, subject to certain exceptions, to incur additional indebtedness, grant liens on its assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of its business and engage in transactions with its affiliates.

In addition, the Credit Facility contains certain financial covenants that require we maintain a minimum EBITDA level measured on the prior four fiscal quarters of $50 million, a funded debt to EBITDA ratio not to exceed 2.00 to 1.00 and a fixed charge coverage ratio of at least 1.25 to 1.00. We are in compliance with all of the relevant covenants as of December 31, 2010.

Cash Flows

The following table presents information regarding our cash flows, cash and cash equivalents for the years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,
	2008	2009	2010
	(in thousands)
Net cash provided by (used for)
Operating activities	$9,962	$20,656	$40,056
Investing activities	(3,340)	(18,731)	(31,756)
Financing activities	(14,889)	(74)	22,845

Increase (decrease) in cash and cash equivalents	$(8,267)	$1,851	$31,145

Cash and cash equivalents, end of period	$1,488	$3,339	$34,484

Operating Activities

The $19.4 million increase in net cash provided by operating activities for the year ended December 31, 2010 was primarily comprised of an increase of $10.8 million in net income and an $8.6 million increase in adjustments to reconcile net income to net cash, including a $4.9 million increase in stock-based sales acquisition expense and $4.3 million in depreciation and amortization. The increase in stock-based sales acquisition expense is due primarily to higher average share price at the date of vesting.

The $10.7 million increase in net cash provided by operating activities from 2008 to 2009 was primarily comprised of an increase of $7.8 million in net income, an increase of $1.5 million in depreciation and amortization, a decrease of $1.6 million in income receivable, an increase of $1.1 million in stock-based customer acquisition expense and an increase of $0.9 million in stock-based compensation, which were partially offset by a deferred income tax benefit of $0.8 million in 2009 compared to a deferred income tax expense of $1.8 million in 2008. The increase in depreciation and amortization was primarily attributable to increased tangible and intangible asset purchases and increased deferred implementation costs; the decrease in income receivable was attributable to an increase in our receipt of cash owed to us; the increase in stock-based customer acquisition expense was primarily attributable to increased vesting of certain shares acquired by Kevin Jones in connection with our acquisition of EduCard in 2008; and the increase in stock-based compensation was primarily attributable to an increase in the fair value of options granted and additional grants of options. The income tax benefit in 2009 was primarily the result of the increased vesting of certain shares acquired by Kevin Jones described above.

Investing Activities

Net cash used for investing activities for 2010 primarily related to our investment in available for sale securities, the payment and deposit into escrow related to our acquisition of IDC and our purchases of fixed assets. Net cash used for investing activities for 2009 primarily related to our acquisition of CASHNet in November 2009, as well as our purchase of fixed assets, including computers, software and ATM equipment. Net cash used for investing activities for 2008 primarily related to our acquisition of EduCard in June 2008, as well as our purchase of fixed assets, net of disposals, including computers, software and ATM equipment.

We believe that our cash flow from operations together with our existing liquidity sources will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

Real Estate Development Project

As of December 31, 2010, we have incurred approximately $2.5 million on a project to develop two existing commercial buildings located in New Haven, Connecticut into which we expect to move at the completion of the project in 2012. We anticipate making additional payments in 2011 and 2012 as progress continues on the project. The project has a total estimated cost of approximately $47 million. Our net cost will be reduced by federal and state subsidies and tax credits from various programs and entities described below. In connection with the project, we formed two new subsidiaries, Higher One Real Estate, Inc., or Real Estate Inc., and Higher One Real Estate SP, LLC, or Real Estate LLC.

On November 9, 2010, Real Estate LLC entered into an agreement with Winchester Arms NH, LLC to develop the buildings.

Real Estate LLC signed a construction contract with John Moriarty & Associates, or Moriarty, effective January 28, 2011, whereby Moriarty will be the general contractor for the project.

On February 18, 2011, Real Estate LLC signed a land lease with Science Park Development Corporation, or SPDC, which owns the property on which the two buildings reside, concerning the leasing, expansion and buyout of the land. The agreement provides for a long term lease of the land at a nominal cost per year and includes a buyout option for a nominal amount after seven years.

We intend to fund this development project using existing cash and additional cash generated from operations.

A summary of the subsidies, grants and credits we expect to receive are as follows:

Name of program	Estimated amount (in millions)	Nature of the program	Status
State of Connecticut Department of Economic and Community Development, or DECD, Urban and Industrial Site Reinvestment Tax Credits	$18.5	State tax credits beginning in 2013 and continuing through 2019	All necessary approvals have been obtained.
Federal Historic Preservation Tax Incentives Program	$6.0	Federal tax credit equal to 20% of qualified rehabilitation expenditures related to the project.	All necessary approvals have been obtained, we will be eligible to receive the credits when the building is placed in service.
DECD Urban Act Grant	$3.5	Grant that will reduce our real estate development costs	Grant will be voted on at a future meeting of the State of Connecticut Bond Commission
DECD Environmental Remediation Grant	$2.0	Grant that will reduce our net environmental remediation costs	Bond commission approval has been obtained.
Connecticut Development Authority Sales and Use Tax Relief Program	$1.0	Provides relief of our obligation to pay Connecticut sales and use tax on tangible property acquired in connection with the project up to $1.0 million	All necessary approvals have been obtained.
Other contributions	$4.3	Cash contributions from (i) SPDC upon our completion of the project; (ii) prior building owner to offset a portion our environmental remediation costs; and (iii) SPDC based on the value of state historic tax credits awarded to SPDC.	All necessary approvals have been obtained.
New Market Tax Credit	$2.0	Federal credit program that permits taxpayers to receive a credit against federal income taxes for making qualified equity investments in designated Community Development Entities, or CDE.	We are in the process of identifying a CDE that we will partner with to obtain financing for the project.

Many of these programs have criteria that we must meet in order to receive the subsidies, grants and credits and also criteria that we must meet on an ongoing basis, such as a minimum employment threshold, in order to prevent forfeiture of the subsidies, grants and credits, and in some cases the imposition of a penalty. Higher One Holdings, Inc. has provided a limited guaranty of Higher One, Inc.’s obligations with respect to the Urban and Industrial Site Reinvestment Tax Credits described in the table above.

Financing Activities

The net cash provided by financing activities in 2010 was primarily related to proceeds received from our initial public offering, net of issuance costs, of $37.2 million, a tax benefit related to options of $2.8 million and proceeds received from the exercise of stock options of $1.0 million. These were partially offset by net payments of $18.0 million of debt under our Prior Credit Facility. Net cash used in financing activities for 2009 primarily related to repayments under our Prior Credit Facility, partially offset by proceeds from the issuance of debt and from notes payable relating to borrowings under the Prior Credit

Facility. Net cash used in financing activities for 2008 primarily related to the completion of our tender offer to purchase certain outstanding capital stock in August 2008, which was partially offset by the proceeds from our sale of preferred stock in August 2008 and borrowings under our Prior Credit Facility.

Supplemental Non-GAAP Financial and Operating Information

	Year Ended December 31,
	2008	2009	2010
	(in thousands)
Adjusted EBITDA(1)	$13,140	$30,516	$59,465
Adjusted net income(2)	$7,725	$18,085	$34,418

Number of students enrolled at OneDisburse® client higher education institutions at end of period	1,605	2,331	3,281

Number of students enrolled at payment transaction client higher education institutions at end of period	29	1,949	2,460

Number of OneAccounts at end of period	554	1,004	1,618

We define adjusted EBITDA as net income before interest, taxes and depreciation and amortization, or EBITDA, further adjusted to remove the effects of stock-based customer acquisition expense related to our grants of common stock in connection with our acquisition of EduCard in 2008 and cash-based customer acquisition expense related to the acquisition of IDC, stock-based compensation expense and a non-recurring milestone bonus paid to non-executive employees in 2009 upon our reaching a particular long-term operational target. Neither EBITDA nor adjusted EBITDA should be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and adjusted EBITDA in the same manner as we do. We prepare and present adjusted EBITDA to eliminate the effect of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate our adjustments and the reasons we consider them appropriate.

We believe adjusted EBITDA is useful to our board of directors, management and investors in evaluating our operating performance for the following reasons:

•

adjusted EBITDA is widely used by investors to measure a company’s operating performance without regard to certain items, such as interest expense, income tax expense, depreciation and amortization, stock-based expenses and certain non-recurring items, that can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the book value of their assets, their capital structures and the method by which their assets were acquired;

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

•

because cash-based customer acquisition expense is a non-recurring item related to the acquisition of IDC and does not reflect how our business is performing at any particular time, cash-based customer acquisition expense is therefore not key measure of our core operating performance; and

•

because the milestone bonus was a non-recurring expense that we recorded upon reaching a particular long-term operational target that we do not expect to incur again in the near-term, the milestone bonus does not necessarily reflect how our business is performing at any particular time and is therefore not a key measure of our core operating performance.

(1)	The following table presents a reconciliation of net income, the most comparable GAAP measure, to EBITDA and adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2008	2009	2010
		(in thousands)
Net income	$6,378	$14,219	$25,059
Interest income	(152)	(4)	(29)
Interest expense	357	558	729
Income tax expense	3,547	7,925	15,488
Depreciation and amortization	1,452	2,969	7,292

EBITDA	11,582	25,667	48,539
Other income	(234)	(17)	—
Warrant fair value adjustment	55	—	—
Stock-based and other customer acquisition expense	1,239	2,385	8,013
Stock-based compensation expense	498	1,387	2,913
Milestone bonus	—	1,094	—

Adjusted EBITDA	$13,140	$30,516	$59,465

We define adjusted net income as net income, adjusted to eliminate (a) stock-based compensation expense related to incentive stock option grants and (b) after giving effect to tax adjustments, stock-based compensation expense related to non-qualified stock option grants, stock-based customer acquisition expense related to our grant of common stock in connection with our acquisition of EduCard in 2008, cash-based customer acquisition expense related to the acquisition of IDC, a non-recurring milestone bonus paid to non-executive employees in 2009 upon our reaching a particular long-term operational target and amortization expenses related to intangible assets and financing costs. Adjusted net income should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our adjusted net income may not be comparable to similarly titled measures of other organizations because other organizations may not calculate adjusted net income in the same manner as we do. We prepare adjusted net income to eliminate the effect of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate our adjustments and the reasons we consider them appropriate.

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

•

because the milestone bonus was a non-recurring expense that we recorded upon reaching a particular long-term operational target that we do not expect to incur again in the near-term, the milestone bonus does not necessarily reflect how our business is performing at any particular time and is therefore not a key measure of our core operating performance; and

•

amortization expenses can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired.

(2)	The following table presents a reconciliation of net income, the most comparable GAAP measure, to adjusted net income for each of the periods indicated:

	Year Ended December 31,
	2008	2009	2010
	(in thousands)
Net income	$6,378	$14,219	$25,059

Stock-based and other customer acquisition expense	1,239	2,385	8,013
Stock-based compensation expense - ISO	312	610	1,526
Stock-based compensation expense - NQO	186	777	1,387

Milestone bonus expense	—	1,094	—

Amortization of intangibles	153	710	3,070

Amortization of finance costs	31	113	204

Total pre-tax adjustments	1,921	5,689	14,200
Tax rate	35.7%	35.9%	38.2%

Tax adjustment(1)	574	1,823	4,841

Adjusted net income	$7,725	$18,085	$34,418

(1)	We have tax effected all the pre-tax adjustments except for stock-based compensation expense for incentive stock options, which are generally not tax deductible.

The adjusted EBITDA and adjusted net income measures presented in this annual report on Form 10-K may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements, in particular our credit facility agreement.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	5+ Years	All Other
	(in thousands)

Operating lease obligations(1)	$1,600	$843	$366	$375	$16	$—

Purchase obligations(2)	14,320	3,780	8,432	2,108	—	—

Uncertain tax positions and related interest(3)	684	—	—	—	—	684

Total contractual obligations	$16,604	$4,623	$8,798	$2,483	$16	$684

(1)	We lease certain property in New Haven, Connecticut and Oakland, California under non-cancelable operating leases. The lease in New Haven is currently due to expire on July 31, 2011 and the lease in Oakland is due to expire on January 31, 2016.
(2)	Purchase obligations include minimum amounts committed under contracts for services.
(3)	We are unable to reasonably estimate the timing of such liability and interest payments in individual years beyond 12 months due to uncertainties in the timing of the effective settlement of tax positions.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Recent Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. As of the filing of this report, there were no new accounting standards issued that we expect to have a material impact on our consolidated financial position, results of operations or liquidity.

In October 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-13 “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables and its performance within arrangements. The amendments also required providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. We will adopt this standard on January 1, 2011 and do not expect the standard to have a material impact on our results of operations, cash flows or financial position.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. We will adopt this standard on January 1, 2011 and do not expect the standard to have a material impact on our results of operations, cash flows or financial position.

In April 2010, the FASB issued ASU No. 2010-17, “Milestone Method of Revenue Recognition,” which indicates the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Companies can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This ASU is effective for fiscal years beginning after June 15, 2010. We will adopt this standard on January 1, 2011 and do not expect the standard to have a material impact on our results of operations, cash flows or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our Credit Facility accrues interest at a rate equal to a base rate or Eurodollar rate plus an applicable margin (depending on Higher One, Inc.’s funded debt to EBITDA ratio). Based upon a sensitivity analysis at January 1, 2011, assuming average outstanding borrowings during the year ended December 31, 2011 of $10.0 million, a hypothetical 50 basis point increase in interest rates would result in an increase in interest expense of $0.05 million.

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

Item 8.	Financial Statements and Supplementary Data

Information required by this item is contained in our consolidated financial statements, related footnotes and the report of PricewaterhouseCoopers LLP, which information follows the signature page to this annual report and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2010, we remediated our previously identified material weakness by, among other things, expanding our current finance and accounting staff, formalizing our accounting policies and internal controls documentation and strengthening supervisory reviews by our management. These changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information about individuals who currently serve as our executive officers and/or directors.

Name	Age	Title
Dean Hatton	50	President, Chief Executive Officer and Director
Mark Volchek	33	Chairman of the Board of Directors and Chief Financial Officer
Miles Lasater	33	Chief Operations Officer and Director
Casey McGuane	36	Chief Service Officer
Robert Reach	54	Chief Sales Officer
Paul Biddelman	65	Director
David Cromwell	66	Director
Stewart Gross	51	Director
Shamez Kanji	44	Director
Patrick McFadden	73	Director
Charles Moran	56	Director

Set forth below is certain biographical information for each of these individuals.

Dean Hatton has been our president, chief executive officer and director since March 2002. From 2001 to 2002, Mr. Hatton was president and chief executive officer of Yclip, Inc., a direct marketing promotion company that was sold to First Data Corporation. From 1999 to 2001, Mr. Hatton was executive vice president and chief operations officer of Carlson Wagonlit Travel, a corporate travel and expense management company, and from 1997 to 1999, he was senior vice president at Citigroup, where he was chief executive officer of Travelers Property Casualty Direct Response. Mr. Hatton is also a director of Higher One, Inc. Mr. Hatton holds a BA in Economics from Franklin and Marshall College and a graduate degree in bank management from the Stonier Graduate School of Banking. As a result of his service as our president and chief executive officer for over 8 years, we believe Mr. Hatton provides the board with a deep understanding of all aspects of our business, and therefore should serve on our board.

Mark Volchek is one of our founders and has been our chairman and chief financial officer since 2000 and 2002, respectively. From 2000 to 2002, Mr. Volchek was our chief executive officer. Prior to founding Higher One, Mr. Volchek worked at College Pro, where he most recently held the position of general manager. Mr. Volchek is also a director of innRoad, Inc. He is a founding officer of the Yale Entrepreneurial Society, a not-for-profit organization that promotes entrepreneurship among Yale students, faculty and alumni and served on its board from 1999 to 2010. Since 2007, Mr. Volchek has been the chairman of the board of the Tweed New Haven Airport Authority. Other past civic roles have included positions on the New Haven Economic Development Commission and the Regional Growth Partnership strategic planning committee. Mr. Volchek holds a BA and an MA in economics from Yale University. We believe that Mr. Volchek, having served as our chief executive officer and then chief financial officer over the course of the last 10 years, brings institutional knowledge to the board, especially in regard to our finances, and therefore should serve on our board.

Miles Lasater is one of our founders and has been our chief operations officer since 2000. Prior to founding Higher One, Mr. Lasater was a member of the invention team at Walker Digital, where he worked on intellectual property for companies such as Priceline and Retail DNA. Mr. Lasater serves on the board of Yale New Haven Hospital. Mr. Lasater has been a board member of the New Haven Port Authority, Chairman of SeeClickFix, a software-as-a-service company that provides a platform for governments and citizens to interact, and a member of Yale University’s Advisory Committee on Investor Responsibility. Mr. Lasater has been a founding officer and board member of both the Yale Entrepreneurial Society and the Yale Entrepreneurial Institute since 1999 and 2008, respectively. Both are organizations at Yale University that promote entrepreneurship among Yale students, faculty and alumni. Mr. Lasater holds a BA in computer science from Yale University. Having served as our chief operations officer over the past 10 years, Mr. Lasater is involved with every aspect of our business, including our marketing strategies and operations, and therefore we believe should serve on our board.

Casey McGuane has been our chief service officer since January 2009. From 2005 to 2008, Mr. McGuane was our senior vice president of client operations and, from 2000 to 2005, he was our vice president of client operations. Prior to joining Higher One in 2000, Mr. McGuane was a business manager for SPS, Inc., where he managed sales and operations in his region for commercial contracting projects. Since July 2009, Mr. McGuane has served as a member of the board of the Connecticut Association of Human Services, a not-for-profit organization in Hartford, Connecticut. Mr. McGuane holds a BA in psychology from the University of Rhode Island.

Robert Reach has been our chief sales officer since 2009 and our vice president of sales from 2004 to 2009. From 1985 to 1990, Mr. Reach was the branch manager and national sales manager in the Financial Services Group for CompuServe and, from 1990 to 1995, he was the national sales manager in Lotus Development Corporations’ One Source division. He also served as the vice president of sales for Metatec Corporation from 1995 to 1997. Additionally, from 2000 to 2001, Mr. Reach served as director of partner relations for HNC Software, an industry leader in credit card fraud prevention and analytic software. Mr. Reach holds a BA in English from Franklin and Marshall College.

Paul Biddelman has been a director of Higher One since 2002. Mr. Biddelman has been president of Hanseatic Corporation, a private investment company and the manager of our investor, Hanseatic Americas LDC, since 1997, where he has primary investment responsibilities. He is also a director of SystemOne Technologies, Inc. Mr. Biddelman served as a director of Celadon Group, Inc. from 1992 to 2006, Insituform Technologies, Inc. from 1988 to 2005, Six Flags, Inc. from

1992 to 2006, Star Gas LP from 1999 to 2006, ApplyYourself, Inc. from 2001 to 2007, DocuSys, Inc. from 2001 to 2009 and Passlogix, Inc. from 2000 to 2009. Mr. Biddelman is also currently the chairman of the Lehigh University College of Arts & Sciences Dean’s Advisory Board. Mr. Biddelman holds a BS from Lehigh University, a JD from Columbia Law School and an MBA from Harvard Business School. We believe that Mr. Biddelman’s service on the boards of numerous public companies has provided him with valuable experience and insight into the issues faced by such companies which, together with the deep knowledge of our company derived from his long-standing relationship with us, leads us to believe he should serve on our board.

David Cromwell has been a director of Higher One since 2001. Mr. Cromwell has been an adjunct professor of entrepreneurship at the Yale School of Management since 1996. Prior to that, he worked for 30 years in various positions at JPMorgan & Company in New York and London. From 2000 to 2009, Mr. Cromwell was chairman of the board and co-founder of CE University, Inc., an online provider of continuing education for insurance professionals. He helped found and serves as a faculty advisor to one of our early investors, Sachem Ventures, a student-run venture capital fund at the Yale School of Management. Mr. Cromwell has served as an advisor to numerous venture-backed and growth companies in Connecticut. Mr. Cromwell holds a BA in Economics from Ohio Wesleyan University and an MBA from New York University, Stern School of Business. We believe that Mr. Cromwell should serve on our board as he brings to it substantial experience as an advisor to high-growth companies such as ours.

Stewart Gross has been a director of Higher One since 2008. Mr. Gross is a managing director and member of the investment committee of one of our investors, Lightyear Capital, a private equity firm. Prior to joining Lightyear Capital in 2005, Mr. Gross spent 17 years at Warburg Pincus, where he was a managing director and member of the executive management group. Mr. Gross is currently a director of Flagstone Reinsurance Holdings Limited, Antares Holdings Limited, Cetera Financial Group and Argus Software, Inc., a trustee of Boys & Girls Harbor and the chairman of Civic Capital Corporation, an affiliate of the NYC Investment Fund. He was previously a trustee of the Mt. Sinai Children’s Center Foundation. Mr. Gross holds an AB in Government from Harvard University and an MBA from Columbia Business School. The knowledge and skills Mr. Gross has acquired as an investor in, and director of, public and private companies focused on financial services and financial technology makes him a valuable source with respect to regulatory and other issues specific to such companies, leading us to conclude that he should serve on our board.

Shamez Kanji has been a director of Higher One since 2003. Since 2000, Mr. Kanji has been a general partner of one of our investors, North Hill Ventures, a venture capital fund. He is currently a director of Metatomix, Inc., Interactions Corporation and the Doug Flutie Jr. Foundation for Autism. From 2004 to 2006, Mr. Kanji served as a director of eCredit, Inc. Mr. Kanji holds a BA in Social Studies from Harvard University and an MBA from Harvard Business School. We believe Mr. Kanji should serve on our board because of his substantial experience as an investor and director in financial services and financial technology companies such as ours and skill in evaluating financial results.

Patrick McFadden has been a director of Higher One since 2008. From 1987 to 2010, Mr. McFadden was the non-executive chairman and director of UIL Holdings Corporation and the United Illuminating Company, a regional utility company. Mr. McFadden has also been a director of Godspeed Opera in Haddam, Connecticut since 2007 and a director and the vice-chairman of the Yale-New Haven Health Services Corporation since 1984. Previously, Mr. McFadden served as a director of Citizen’s Bank of Connecticut in New Haven and the South Central Connecticut Regional Water Authority. Mr. McFadden has also held executive positions at the Bank of New Haven, which was sold to Citizens Bank of Connecticut, the Connecticut National Bank and First National Bank. Mr. McFadden holds a BS in management from the University of Notre Dame and a graduate degree from the Stonier Graduate School of Banking. We believe that Mr. McFadden should serve on our board due to the experience in executive management, corporate governance and risk management he has acquired through his service as an executive at numerous financial institutions and as the chairman of a public company.

Charles Moran has been a director of Higher One since 2009. Mr. Moran is the founder of SkillSoft PLC where since 1998 he has held various positions, including member of the board of directors, president, chief executive officer and, since November 2006, chairman of the board. SkillSoft PLC is a leading software-as-a-service provider of on demand e-learning and performance solutions for global enterprises, government, educational institutions and small-to-medium size businesses. Mr. Moran holds a BS in General Management from Boston College and an MBA from Suffolk University. We believe Mr. Moran is qualified to serve on our board because the skills and experience he has gained in his role as chairman and chief executive officer of a leading technology company that was formerly publicly traded.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our common stock, to file initial reports of beneficial ownership of our stock and reports of changes in beneficial ownership of our stock with the SEC. Executive officers, directors and greater than 10% beneficial owners are required by the SEC to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely upon a review of the copies of such forms furnished to us and written representations from our directors and executive officers, we believe that during the year ended December 31, 2010 all Section 16(a) filing requirements applicable to our directors, executive officers and greater than ten percent beneficial owners were complied with on a timely basis.

Code of Ethics

We have adopted a written code of ethics, which we refer to as our Code of Business Conduct, that applies to directors, executive officers and all employees of the Company, including our principal executive officer and principal financial officer. The Code of Business Conduct is posted on our website at http://ir.higherone.com/phoenix.zhtml?c=235726&p=irol-govhighlights. Any updates or amendments to the Code of Business Conduct, and any waiver that applies to a director or executive officer, will also be posted on the website.

Audit Committee

Our board of directors has established a standing audit committee, which consists of Messrs. McFadden (chair), Biddelman and Kanji, and assists our board in overseeing the preparation of our financial statements, the independent registered public accounting firm’s qualifications and independence, the performance of our internal audit function and independent registered public accounting firm and our compliance with legal and regulatory requirements. Mr. McFadden qualifies as an “audit committee financial expert” as such term is defined in the regulations under the Exchange Act. All of the members of the audit committee are independent, as determined in accordance with the rules of the NYSE and any relevant federal securities laws and regulations.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The purpose of this compensation discussion and analysis section is to provide information about the material elements of compensation that are paid, awarded to, or earned by our “named executive officers,” who consist of our principal executive officer, our principal financial officer, and the three other most highly compensated executive officers. For fiscal year 2010, our named executive officers were:

•	Dean Hatton, President and Chief Executive Officer

•	Mark Volchek, Chief Financial Officer

•	Miles Lasater, Chief Operations Officer

•	Casey McGuane, Chief Service Officer

•	Robert Reach, Chief Sales Officer

Compensation Philosophy and Objectives

Our compensation philosophy, objectives and structures have been very much informed by the history of our Company. Messrs. Volchek and Lasater are founders of the Company and Mr. Hatton has been with the Company as president and chief executive officer since 2002. Our compensation program reflects the fact that our executive officers have long operated as a team with the shared goal of strengthening and expanding the Company. It has also reflected the fact that our executive officers have been deeply involved in all aspects of our business and work together with the Company’s employees at every level. Historically, our compensation philosophy has been to provide a base salary that was competitive among comparable venture-backed companies but to focus primarily on rewarding positive performance that encouraged our executive officers to grow the Company. As a result, our executive compensation program emphasized incentive compensation over guaranteed base salaries. We have offered a mix of short-term and long-term incentives consisting of cash bonuses and stock options (and in 2009, restricted stock) respectively, in order to motivate achievement of the Company’s annual business plan and creation of long-term stockholder value. Our executives have historically shared an annual cash bonus pool based on Company performance. They have also received equity awards along with substantially all other employees. Our executive officers have received no benefits or perquisites in addition to those offered to all employees of the Company.

We believe that our compensation program should remain focused on the essentials necessary to retain and reward our experienced executives and to attract others to the Company as needed. However, while our basic philosophy and objectives remain unchanged, we recognize that we are now at a different stage in our Company’s development and in a different market for executive talent. As a result, as described further below, in 2010 we re-evaluated our executive compensation program and decided to adjust the balance between its component parts.

Role of the Compensation Committee

The compensation committee has the responsibility of evaluating, reviewing and approving the compensation plans, policies and programs of the Company, and ensuring that such plans, policies and programs provide appropriate incentives to recruit, motivate and retain employees.

The compensation committee has meets at least one time per year, normally in December but most recently in January 2011, in order to review the compensation from the prior year and set its compensation policy for the coming year. During that meeting, the compensation committee has historically reviewed and approved (or recommended for approval by the board) the compensation of executive officers, including base salary, annual incentive bonus and equity compensation.

At its annual meeting, the committee has conferred with our chief executive officer to establish annual goals for him and the other executive officers. The chief executive officer discusses the specific accomplishments of the management team during the prior year, as well as the team’s business development plans for the upcoming year, which the committee uses to help it set the annual targets for the executive officers’ bonus opportunities. The chief executive officer also provides relevant information to the committee regarding specific challenges or opportunities facing the management team in the upcoming year, such as changes in the Company’s business development plan, anticipated hiring of new employees and retention of current employees, and exploration of new avenues of business growth. The committee also meets in executive session without the presence of executive officers in order to evaluate the officers’ performance with respect to the goals set by the committee, market compensation data, and our performance and shareholder return during the year.

In preparation for the initial public offering, the compensation committee engaged Steven Hall & Partners as its independent compensation consultant in January 2010. Steven Hall & Partners assisted the committee in examining our compensation levels and structures in the context of other similar public companies and in designing programs that will properly compensate and motivate the executive team in light of the Company’s changed circumstances. Before engaging Steven Hall & Partners, the committee did not consult a compensation consultant when determining compensation for our executive officers.

Steven Hall & Partners does not have any relationship or arrangement with the Company other than its engagement as a consultant to the compensation committee.

Compensation Benchmarking and Peer Group

One basis for determining the structure of the Company’s compensation program and establishing target compensation levels for the Company’s named executive officers prior to our initial public offering was the analysis of compensation packages offered to similarly situated executive officers of publicly-held peer group companies. As part of its engagement in 2010, the compensation committee directed Steven Hall & Partners to develop a comparative group of companies and to perform analyses of executive compensation levels and designs in that group. The comparative information provided by Steven Hall & Partners was obtained from publicly filed reports of each company in the comparative peer group, as well as from nationally recognized compensation surveys.

Steven Hall & Partners identified business services, financial transaction and/or technology companies with total revenues within a range of 50% to 400% of the Company’s projected revenues for 2010 and then narrowed the group down based upon business description. The list was further refined through a review of 1-year revenue growth, 3-year revenue growth, adjusted EBITDA, net income and market cap with the final group’s average figures approximately 57%, 63%, 110%, 37% and 82% of the Company’s projected 2010 figures, respectively. The peer group identified in the report created by Steven Hall & Partners consisted of the following companies:

• ACI Worldwide	• Bottomline Technologies, Inc.	• Online Resources Corporation

• ArcSight, Inc	• Concur Technologies, Inc.	• Riskmetrics Group Inc.

• athenahealth, Inc.	• CyberSource Corporation	• SolarWinds, Inc.

• Blackbaud, Inc.	• Ebix, Inc.	• Wright Express Corporation

• Blackboard Inc.	• NetSuite Inc.

Steven Hall & Partners ultimately developed recommendations for 2010 compensation that were presented to the compensation committee for its consideration, as discussed below.

Elements of Compensation

Our executive compensation program for 2010, as set by the compensation committee consisted of the following components:

•	Base salary;

•	Annual cash incentive awards linked to Company performance;

•	Periodic grants of long-term equity-based compensation, such as stock options and restricted stock; and

•	Company-wide employee welfare and retirement benefits.

Base Salary

We pay an annual base salary to our executive officers in order to provide them with a fixed rate of cash compensation during the year. The compensation committee historically has conducted an annual review of each executive officer’s salary, and considered whether the amount of that salary is appropriate. In making this determination, the committee has taken into consideration the salary paid at other similar companies, based on the committee members’ collective experience with companies in similar stages of development and certain surveys brought to the committee’s attention by its members, but has not relied upon any formal benchmarking process. The committee also has considered the executive’s responsibilities, prior performance and other discretionary factors, such as the executive’s business planning and development, identification of areas for Company growth, management style and effectiveness, ability to motivate and set appropriate goals for the Company’s workforce, ability to cultivate and retain a productive workforce, and ability to work effectively with outside professionals and consultants.

Steven Hall & Partners’ peer group data indicated that the overall cash and equity compensation paid to our named executive officers was, on average, less than that paid by the peer group companies, and our named executive officers received a much lower percentage of their total compensation as base salary. For fiscal year 2009, our named executive officers’ base salaries compared to executives in our peer group in the same or similar position was as follows: Mr. Hatton’s salary was 18% below median; Mr. Volchek’s salary was 49% below median; Mr. Lasater’s salary was 49% below median; Mr. McGuane’s salary was 15% below median; and Mr. Reach’s salary was 29% below median. In order to offer a mix of compensation that is more in line with market practice in our peer group, the compensation committee approved increases in base salary for each of our named executive officers for fiscal year 2010. Mr. Hatton’s salary increased from $285,000 to $375,000; Mr. Volchek’s salary increased from $175,000 to $275,000; Mr. Lasater’s salary increased from $175,000 to $275,000; Mr. McGuane’s salary increased from $165,000 to $200,000; Mr. Reach’s salary increased from $155,000 to $200,000. The increased salary levels of Messrs. Hatton, Volchek and Lasater in the aggregate are at the median of the peer group. We believe that this combined analysis reflects the team attitude of our top executives and the fact that Messrs. Volchek and Lasater have responsibilities that exceed peer group executives holding the same titles because, as discussed above, many of the responsibilities and duties traditionally carried out by a chief executive officer are shared among Messrs. Hatton, Volchek and Lasater. As two of the original founders of the Company, Messrs. Volchek and Lasater are involved in all of the Company’s key decisions, and Messrs. Hatton, Volchek and Lasater typically work together in developing the Company’s business plan, strategy and goals. Additionally, Mr. Volchek serves as chairman of the board.

Annual Bonus

We pay our executive officers an annual bonus as an incentive to achieve the short-term goals of the Company as reflected in its annual business plan. All of our named executive officers are eligible to receive an annual cash bonus based on the achievement of certain pre-determined targets set by the compensation committee at its annual meeting. The compensation committee establishes the aggregate amount of the target bonus pool, which is shared among the executive officers at percentages also pre-determined by the compensation committee.

At its meetings on February 9, 2010 and February 22, 2010, the compensation committee determined that the target bonus pool for 2010 would be established at $1,075,000 which is equal to the sum of 100% of the base salaries of Messrs. Hatton, Volchek and Lasater, 60% of the base salary of Mr. McGuane, and 15% of the base salary of Mr. Reach. The maximum bonus pool which may be earned is $2,150,000. The measures, targets and weightings were set as follows: revenues (25%), adjusted EBITDA (50%), and management objectives (25%). The 2010 management objectives include (i) maintaining or improving our employee survey scores and keeping employee (other than customer service representatives) turnover below 10%, (ii) client retention, including maintaining a retention rate of 98% or higher, (iii) promoting efficient growth based on cost management and establishing efficiency initiatives, (iv) expanding product opportunities through internal development or acquisition, (v) completion of our initial public offering and (vi) establishing a robust investor relations program.

For each performance measure, if actual performance does not meet the threshold for such performance measure, no amount will be earned in respect of such measure. To the extent actual performance exceeds the threshold, the portion of the target bonus pool attributable to such performance measure (based upon the weighting given to such measure) will be determined by extrapolation between threshold and target levels and target and maximum levels, respectively. The final bonus pool and individual bonuses are subject to adjustment at the discretion of the compensation committee.

The compensation committee determined that the 2010 bonus pool would be shared in the following percentages:

Dean Hatton	35%
Mark Volchek	25%
Miles Lasater	25%
Casey McGuane	12%
Robert Reach	3%

With respect to Mr. Reach, in 2010, we have two sales commission plans, the Higher One, Inc. Sales Commission Plan 2010 and the Higher One CASHNet Suite 2010 Business Development Commission Plan. Under the Higher One, Inc. Sales Commission Plan 2010 commissions may be earned for contributing materially to the sale of CASHNet modules to a school that is not already a CASHNet customer. Under the Higher One CASHNet Suite 2010 Business Development Commission Plan, commissions may be earned for: (i) subscription and deployment of CASHNet suite contracts and (ii) new OneDisburse® contracts, based on the number of undergraduate students in attendance at the institution.

The compensation committee, during its meeting on January 11, 2011, recommended that the 2010 bonus pool be awarded at $2,084,305, slightly less than the maximum pool under the criteria established and based on achieving all management objectives, exceeding the adjusted EBITDA maximum target and falling slightly short of the revenue maximum target.

The Company adopted a new annual incentive plan, the Short Term Incentive Plan, on March 26, 2010 for its executive officers. The Short Term Incentive Plan is intended to provide for payments of executive compensation that qualify as performance-based compensation under Section 162(m). If the plan qualifies under Section 162(m), amounts paid to named executive officers would be deductible by us, even if those amounts exceed the $1 million limit imposed on deductible compensation under Section 162(m). To qualify under Section 162(m), the material terms of the plan and the performance formula must be disclosed to, and approved by, stockholders. Bonuses will be granted under the Short Term Incentive Plan commencing in fiscal year 2011. Currently the compensation committee envisions operating the Short Term Incentive Plan consistent with historical bonus practices for our named executive officers.

Equity-Based Compensation

Our compensation committee believes that equity-based compensation is an important component of our executive compensation program, and that providing equity-based awards to our named executive officers aligns the incentives of our executives with the long-term interests of our shareholders and with our long-term corporate success and provides our executives with a powerful retention incentive.

Generally, each executive officer has received a stock option grant when he or she joined the Company, and has then received periodic awards thereafter in the discretion of the compensation committee and board, although the timing of these awards was not made according to an established policy. Until 2010, awards were made under the 2000 Stock Option Plan with varying vesting schedules ranging from one to five years, as set out in the respective stock option agreements. Stock option grants have typically been split between incentive stock options (within the meaning of Section 422 of the Code) and nonqualified stock options.

The 2000 Stock Option Plan terminated by its terms in April 2010. The Company adopted the 2010 Equity Incentive Plan on March 26, 2010. The aggregate number of shares available under the 2010 Equity Incentive Plan is 4,860,000 shares. The 2010 Equity Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Directors, officers and other employees of the Company and its subsidiaries and affiliates, as well as their independent contractors, will be eligible for grants under the 2010 Equity Incentive Plan. The purpose of the 2010 Equity Incentive Plan is to provide incentives and rewards that will encourage officers, directors, employees and independent contractors to continue in the service of the Company by providing them with a proprietary interest in pursuing the long-term growth, profitability and financial success of the Company.

No grants of stock options were made to our named executive officers in 2010 due to the large grants made to executive officers and other employees in 2008 in connection with the Company’s recapitalization. In February 2011, the compensation committee granted stock options under the 2010 Equity Incentive Plan to our named executive officers. Messrs. Hatton, Volchek and Lasater each received 50,000 stock options and Messrs. McGuane and Reach each received 25,000 stock options. The stock options awarded in February 2011 have an exercise price of $18.05, vest over five years beginning on the first anniversary of the grant date and have a term of ten years.

Employee Welfare and Retirement Benefits.

We provide the following benefits to our executive officers on the same basis as all other eligible employees of the Company:

•	Health insurance;

•	Vacation, personal holiday and sick days;

•	Life insurance;

•	Short-term and long-term disability insurance; and

•	401(k) plan with Company matching contributions of 4%.

We believe these benefits are generally consistent with those offered by our peer group companies.

Policy on Code Section 162(m)

As a private company, prior to the consummation of our initial public offering we were not subject to the limits on deductibility of compensation set forth in Section 162(m) of the Code. Section 162(m) denies publicly-held companies a tax deduction for annual compensation in excess of $1 million paid to their chief executive officer or any of their three other most highly compensated executive officers (other than the chief financial officer) employed on the last day of a given year, unless their compensation is based on qualified performance criteria. Subject to certain transition rules that apply to companies that first become publicly held in connection with an initial public offering, to qualify for deductibility, these criteria must be established by a committee of independent directors and approved, as to their material terms, by that company’s stockholders. In future years, we intend to structure our bonus and equity-based incentive programs so that they qualify as performance-based compensation under Section 162(m). However, our compensation committee may approve compensation or changes to plans, programs or awards that may cause the compensation or awards not to comply with Section 162(m) if it determines that such action is appropriate and in our best interests.

Summary Compensation Table

The following table sets forth the compensation paid to or earned during the fiscal years ended December 31, 2010 and 2009, by (i) our principal executive officer, (ii) our principal financial officer, and

(iii) our three other most highly compensated executive officers who were serving as executive officers (collectively, the named executive officers or NEOs):

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)

Dean Hatton President and Chief Executive Officer	2010	375,000		—	—	—	729,507	9,800	1,114,307
	2009	285,000		—	163,847	—	548,100	9,800	1,006,747

Mark Volchek Chief Financial Officer	2010	275,000		—	—	—	521,076	9,800	805,876
	2009	175,000		—	117,029	—	391,500	9,800	693,329

Miles Lasater Chief Operations Officer	2010	275,000		—	—	—	521,076	9,800	805,876
	2009	175,000		—	117,029	—	391,500	9,800	693,329

Casey McGuane Chief Service Officer	2010	200,000		—	—	—	250,117	9,800	459,917
	2009	165,000		—	56,182	—	187,920	9,800	418,902

Robert Reach Chief Sales Officer	2010	470,842	(4)	—	—	—	62,529	9,800	543,171
	2009	301,876	(4)	—	14,029	—	46,980	9,800	372,685

(1)	The amounts in this column reflect the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of restricted stock awards granted to our named executive officers. For a description of the assumptions used in determining grant date fair value, see Note 2 to our consolidated financial statements.
(2)	The amounts in this column reflect annual cash bonuses earned by our named executive officers as described in the section “Elements of Compensation—Annual Bonus” above.
(3)	The amount shown for each named executive officer represents Company matching contributions under our 401(k) plan.
(4)	The amount shown for Mr. Reach includes base salary of $155,000 and $200,000 and sales commissions of $146,876 and $270,842 for 2009 and 2010, respectively.

Grants of Plan-Based Awards in Fiscal Year 2010

The following table sets forth, for each of the named executive officers, awards granted during fiscal 2010 under our annual cash bonus program.

Name	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold($)	Target($)	Maximum ($)

Dean Hatton	94,063	376,250	752,500

Mark Volchek	67,188	268,750	537,500

Miles Lasater	67,188	268,750	537,500

Name	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold($)	Target($)	Maximum ($)

Casey McGuane	32,250	129,000	258,000

Rob Reach	8,063	32,250	64,500

Outstanding Equity Awards at Fiscal Year End 2010

The following table sets forth, for each of the named executive officers, the equity awards outstanding as of the end of fiscal 2010.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares of Units of Stock that Have Not Vested ($) (3)
Dean Hatton	3/26/2002	984,340	—		0.20	3/25/2012
	3/3/2004	75,000	—		0.29	3/2/2014
	1/17/2006	180,000	—		0.67	1/16/2016
	1/23/2007	75,000	—		1.34	1/22/2017
	12/7/2007	75,000	—		2.67	12/6/2017
	9/25/2008	210,937	164,063	(1)	4.59	9/24/2018
	12/4/2009						11,379	(4)	230,197

Mark Volchek	3/3/2004	75,000	—		0.29	3/2/2014
	1/17/2006	75,000	—		0.67	1/16/2016
	1/23/2007	75,000	—		1.34	1/22/2017
	12/7/2007	75,000	—		2.67	12/6/2017
	9/25/2008	210,937	164,063	(1)	4.59	9/24/2018
	12/4/2009						8,127	(4)	164,409

Miles Lasater	3/3/2004	75,000	—		0.29	3/2/2014
	1/17/2006	75,000	—		0.67	1/16/2016
	1/23/2007	75,000	—		1.34	1/22/2017
	12/7/2007	75,000	—		2.67	12/6/2017
	9/25/2008	210,937	164,063	(1)	4.59	9/24/2018
	12/4/2009						8,127	(4)	164,409

Casey McGuane	9/12/2002	210,124	—		0.20	9/11/2012
	2/10/2005	150,000	—		0.50	2/9/2015

	12/7/2007	54,000	36,000	(2)	2.67	12/6/2017
	9/25/2008	42,187	32,813	(1)	4.59	9/24/2018
	12/4/2009						3,903	(4)	78,958

Rob Reach	10/12/2004	78,926	—		0.32	10/11/2014
	12/7/2007	45,000	30,000	(2)	2.67	12/6/2017
	9/25/2008	42,187	32,813	(1)	4.59	9/24/2018
	12/4/2009						975	(3)	19,724

(1)	This award vests at a rate of 25% on the first anniversary of the grant date, and in thirty-six equal monthly installments over the following three years.
(2)	This award vests over five years in sixty equal monthly installments commencing on the grant date.
(3)	The amounts in this column represent the number of unvested restricted shares outstanding for the named executive officers at fiscal year-end multiplied by the stock price of $20.23 (closing price for a share of our common stock on December 31, 2010).
(4)	This award vests over four years in four equal installments commencing on the first anniversary of the grant date.

For a description of the treatment of outstanding equity awards upon the executive officer’s termination of employment or a change in control of the Company, please see “Part III. Item 10. Directors, Executive Officers and Corporate Governance—Potential Payments Upon Termination or Change in Control.”

Options Exercised and Stock Vested

The following table shows exercises of stock options and restricted stock vesting for the year ended December 31, 2010, for each of the executive officers named in the Summary Compensation Table.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)

Dean Hatton	532,760	5,731,050	3,792	78,987

Mark Volchek	—	—	2,709	56,428

Miles Lasater	—	—	2,709	56,428

Casey McGuane	56,126	617,616	1,299	27,058

Rob Reach	26,074	282,642	324	6,749

(1)	Amounts reflect the difference between the exercise price of the stock options and the market price of our common stock at the time of exercise.
(2)	Amounts reflect the market value of our common stock on the day on which the restricted stock vested.

Potential Payments Upon Termination or Change in Control

Our named executive officers are not entitled to any severance payments upon termination of their employment or in connection with a change of control of the Company. Other than as discussed below, under the 2000 Stock Option Plan, upon a termination of employment, all unvested equity awards (and awards where all restrictions have not lapsed) terminate and vested stock options may continue to be exercised within a three-month period (extended to a twelve-month period if terminated due to a “disability” within the meaning of Section 22(e)(3) of the Code or death).

Under the 2000 Stock Option Plan, if in connection with or following a “Change-in-Control” (as defined below), a named executive officer’s employment is terminated by the Company for any reason other than “Cause” (as defined below) or he terminates his employment for “Good Reason” (as defined below), any unvested stock options or shares of restricted stock held by such named executive officer shall vest immediately and be exercisable or transferable, respectively, in accordance with the terms of the 2000 Stock Option Plan. The table below provides an estimate of the value of such accelerated vesting of unvested awards assuming that a Change-in-Control and a qualifying termination of employment occurred on December 31, 2010 and assuming a stock price of $20.23 per share, the closing price of a share of our common stock, on such date. However, the executives’ employment was not terminated on December 31, 2010 under such agreement and a change in control did not occur on that date. There can be no assurance that a termination of employment, a change in control or both would produce the same or similar results as those set forth below if either or both of them occur on any other date or at any other price, or if any other assumption used in calculating the benefits set forth below is not correct in fact.

Name	Value of Accelerated Stock Option Vesting ($)(1)	Value of Accelerated Restricted Stock Vesting ($)(2)	Total Benefits ($)

Dean Hatton	2,565,945	230,197	2,796,142

Mark Volchek	2,565,945	164,409	2,730,354

Miles Lasater	2,565,945	164,409	2,730,354

Casey McGuane	1,145,355	78,958	1,224,313

Robert Reach	1,039,995	19,724	1,059,719

(1)	The amounts in this column represent for each named executive officer the intrinsic value of the stock options subject to accelerated vesting calculated as the excess of $20.23 per share subject to each outstanding stock option over the applicable per share exercise price set forth in the Outstanding Equity Awards at Fiscal Year End 2010 Table above.
(2)	The amounts in this column represent for each named executive officer the value of the restricted stock subject to accelerated vesting calculated by multiplying the number of unvested shares of restricted stock, as set forth in the Outstanding Equity Awards at Fiscal Year End 2010 Table above, by $20.23 per share.

Under the 2000 Stock Option Plan, “Change-in-Control” is defined as a merger or consolidation of the Company with another entity, or a sale of the Company’s assets or stock in which:

(i)	the shareholders of the Company immediately prior to the transaction own less than 50% of the voting power of the surviving corporation after the transaction, and

(ii)	the price per share of the Company’s common stock in such transaction, as determined in good faith by our board of directors, is at least $1.17, subject to adjustment to reflect stock splits, reverse stock splits, or combinations.

Under the 2000 Stock Option Plan, “Cause” is defined as:

(i)	habitual intoxication,

(ii)	illegal drug use or addiction,

(iii)	conviction of a felony (or plea of guilty or nolo contendere),

(iv)	material failure or inability to perform one’s agreements, duties or obligations as an employee, other than from illness or injury, and

(v)	willful misconduct or negligence in the performance of one’s agreements, duties or obligations as an employee.

In addition, under the 2000 Stock Option Plan, the named executive officer has “Good Reason” to terminate his employment with the Company if:

(i)	his compensation has been materially reduced,

(ii)	his position, duties or responsibilities have been materially reduced,

(iii)	he has been required to move his principal residence because his primary place of employment is moved to a location greater than thirty (30) miles away from its then current location,

(iv)	the Company has not paid to the named executive officer when due any salary, bonus or other material benefit due to him, or

(v)	there exists a breach by the Company of any material provision of any employment agreement between it and the named executive officer, provided, however he shall notify the Company of such event and give it fifteen (15) days to remedy the situation before termination his employment.

We have entered into certain non-competition agreements with our named executive officers. The named executive officers are not entitled to any payment under these agreements. See “Part III, Item 13. Certain Relationships and Related Party Transactions—Non-Competition Agreements” of this report.

Director Compensation

The following table sets forth compensation paid to our non-employee directors (or in certain cases to the shareholder which they represent on the board) for service on our board and board committees in fiscal 2010. Directors who are also our employees do not receive additional compensation for their service on our board or board committees.

Name	Fees Earned or Paid in Cash(1)($)	Option Awards ($)(2)	Total ($)

Paul Biddelman	40,900	—	40,900

David Cromwell	29,053	—	29,053

Stewart Gross	28,380	—	28,380

Shamez Kanji	30,918	—	30,918

Patrick McFadden	37,110	—	37,110

Charles Moran	24,361	—	24,361

(1)	In the case of Mr. Cromwell, the fees were paid to Sachem Ventures, LLC, prior to the initial public offering, and in the case of Messrs. Gross and Kanji, all of the fees were paid to Lightyear Capital LLC and North Hill Ventures II, L.P., respectively.
(2)	The following table sets forth, for each of the directors, the equity awards outstanding as of December 31, 2010.

Name(1)	Grant Date		Option Awards
			Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price($)	Option Expiration Date
Paul Biddelman	3/28/2007		28,800	—		1.34	3/27/2017
	12/4/2009		10,000	20,000	(4)	10.80	12/3/2019
David Cromwell	12/4/2009		10,000	20,000	(4)	10.80	12/3/2019
Stewart Gross	12/4/2009	(2)	10,000	20,000	(4)	10.80	12/3/2019
Shamez Kanji	3/28/2007		28,800	—		1.34	3/27/2017
	12/4/2009	(3)	10,000	20,000	(4)	10.80	12/3/2019
Patrick McFadden	11/1/2001		28,800	—		0.14	10/31/2011
	1/27/2009		67,083	37,917	(5)	4.59	1/26/2019
	12/4/2009		10,000	20,000	(4)	10.80	12/3/2019
Charles Moran	1/27/2009		32,082	37,917	(5)	4.59	1/26/2019
	12/4/2009		10,000	20,000	(4)	10.80	12/3/2019

(1)	Our non-employee directors may have entered into agreements with the funds they represent with respect to the economic benefits granted to them.
(2)	This award was granted to Lightyear Capital II, LLC.
(3)	This award was granted to North Hill Ventures II, L.P.
(4)	This award vests at a rate of one-third on each of the first three anniversaries of the grant date.
(5)	This award vests at a rate of one-third on the first anniversary of the grant date, and in 24 equal monthly installments over the following two years.

In addition, on March 28, 2007, an option was granted to Sachem Ventures, LLC on the same terms as the other grants made on such date.

Prior to our initial public offering, non-employee directors of the Company (or in certain cases the shareholder which they represent on the board) were entitled to receive the following compensation:

• board meeting (in person)	$1,000
• board meeting (by telephone)	$750
• committee meeting not held in connection with a board meeting (in person)	$1,000
• committee meeting held in connection with a board meeting (in person)	$500
• committee meeting (by telephone)	$750
• committee chair annual retainer	$5,000

Non-employee directors are also reimbursed for expenses incurred in connection with their service as directors, including travel expenses for meeting attendance.

Following our initial public offering in June 2010, we have paid all of our non-employee directors (or in certain cases the shareholder which they represent on the board) annual retainer fees only, with no additional fees for attendance at board meetings, and intends to make annual equity grants to our non-employee directors under our 2010 Equity Incentive Plan, in each case in the amounts set annually by the compensation committee. Each non-employee director receives an annual cash retainer of $35,000 and annual equity awards valued at $100,000, which may be split between restricted stock and stock options as the Compensation Committee determines at such time. Annual retainers are paid to the chair of each committee of the board of directors as follows: $20,000 for the audit committee chair, $10,000 for the compensation committee chair and $7,500 for the nominating and governance committee chair. Annual retainers are paid to committee members as follows: $10,000 for the audit committee, $5,000 for the compensation committee and $3,750 for the nominating and governance committee. Other than as described above, we do not expect to provide any of our directors with any other compensation or perquisites.

In February 2011, each non-employee director was granted 10,000 stock options under the 2010 Equity Incentive Plan. The stock options were vested immediately, have a term of ten years and have an exercise price of $18.05.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis included at Part III, Item 11 in this report with management. Based on the compensation committee’s review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this report.

Paul Biddelman (Chair)
David Cromwell
Shamez Kanji

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee are currently or have ever been an officer or employee of us. None of our executive officers serves or has served as a member of the board of directors, compensation committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving as one of our directors or on our compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2010 (unless otherwise indicated) regarding the beneficial ownership of our common stock by:

•	each person or group who is known by us to beneficially own more than 5% of our outstanding shares of common stock;

•	each of our named executive officers;

•	each of our directors and each director nominee; and

•	all of the executive officers, directors and each director nominee as a group.

“Beneficial ownership” for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities or has the right to acquire such powers within 60 days. The information does not necessarily indicate beneficial ownership for any other purpose, including economic interest. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. For purposes of the calculations in the table below, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of options held by the respective person which may be exercised within 60 days after December 31, 2010. For purposes of calculating each person’s percentage ownership, shares of common stock issuable pursuant to stock options exercisable within 60 days after December 31, 2010 are included as outstanding and beneficially owned for that person or group, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

Applicable percentage ownership prior to this offering is based on 56,109,234 shares of common stock outstanding on December 31, 2010.

	Shares of Common Stock Beneficially Owned as of December 31, 2010
Name and Address of Beneficial Owner (1)	Number (2)		Percentage
5% Stockholders
Lightyear Capital	14,000,045	(3)	24.9%
North Hill Ventures II, L.P.	3,537,318	(5)	6.3%
Club Circle Partners	3,403,624	(4)	6.1%
Kevin Jones	2,958,860	(6)	5.3%
Hanseatic Americas LDC	2,813,925	(12)	5.0%

All 5% stockholders as a group (5 persons)	26,713,772	(3)(4)(5)	47.6%
		(6)(12)
Executive Officers and Directors
Dean Hatton	1,931,373	(7)	3.3%
Mark Volchek	2,578,488	(8)	4.6%
Miles Lasater	2,578,488	(9)	4.6%
Casey McGuane	471,046	(10)	*
Robert Reach	173,037	(11)	*
Paul Biddelman	2,813,925	(12)	5.0%
David Cromwell	655,382	(13)	1.2%
Stewart Gross	14,000,045	(3)	24.9%
Shamez Kanji	3,537,318	(5)	6.3%
Patrick McFadden	121,716	(14)	*
Charles Moran	200,916	(15)	*
All executive officers and directors as a group (11 persons)	29,061,734	(3)(5)(7)(8)	51.6%
		(9)(10)(11) (12)(13)(14) (15)

*	Less than one percent (1%)
(1)	The addresses for the listed beneficial owners are as follows: for Lightyear Capital, 375 Park Avenue, Floor 11, New York, NY, 10152; for Club Circle Partners, 780 N. Water Street, Milwaukee, Wisconsin 53202; for North Hill Ventures II, L.P., c/o Shamez Kanji, 10 Post Office Square, 11th Floor, Boston, Massachusetts 02109; for Hanseatic Americas LDC, c/o Paul Biddelman, 450 Park Ave, Suite 2302, New York, New York 10022; for Kevin Jones, c/o Evisions, 752 Rodeo Circle, Orange, California 92869; and for each director, executive officer, or other selling stockholder, c/o Higher One Holdings, Inc., 25 Science Park, New Haven, Connecticut 06511.
(2)	Includes options held by each shareholder, if any, that are currently exercisable or will become exercisable within 60 days of December 31, 2010.
(3)	Includes (i) 13,908,128 shares of common stock held by Lightyear Fund II, (ii) 71,917 shares of common stock held by Lightyear Co-Invest II, (iii) 10,000 options to purchase common stock held by Lightyear Capital II, LLC (“Lightyear Capital II”), and (iv) 10,000 options to purchase common stock held by Stewart Gross, all of which were granted in February 2011 and are exercisable within 60 days of December 31, 2010. As the sole general partner of Lightyear Fund II, Lightyear Fund II GP possesses the power to direct the voting and disposition of the shares owned by Lightyear Fund II. As the general partner of Lightyear Fund II GP and Lightyear Co-Invest II, Lightyear Fund II GP Holdings may also be deemed to share voting and/or dispositive power over such securities. As the managing member of Lightyear Fund II GP Holdings, Marron & Associates may also be deemed to share voting and/or dispositive power over such securities. As the sole member of Marron & Associates, Chestnut Venture Holdings may also be deemed to share voting and/or dispositive power over such securities. As the managing member of Chestnut Venture Holdings, Mr. Donald B. Marron may also be deemed to share voting and/or dispositive power over such securities. However, Mr. Donald B. Marron disclaims beneficial ownership of the shares held by Lightyear Fund II and Lightyear Co-Invest, except to the extent of his pecuniary interest in such shares. Additionally, 30,000 options to purchase common stock are held directly by Lightyear Capital II. 10,000 of these options to purchase common stock became exercisable as of December 4, 2010. As the sole member of Lightyear Capital II, Lightyear Capital, LLC (“Lightyear Capital”) may be deemed to share voting and/or dispositive power over the securities held by Lightyear Capital II. As the managing member of Lightyear Capital, Mr. Donald B. Marron may be deemed to share voting and/or dispositive power over the securities held by Lightyear Capital. However, Mr. Donald B. Marron disclaims beneficial ownership of the shares held by Lightyear Capital II and Lightyear Capital, except to the extent of his pecuniary interest in such shares. Mr. Donald B. Marron does not directly own securities of our securities.
(4)

Henry G. “Gus” Fuldner, a partner and the manager of Club Circle Partners, holds sole voting and dispositive power over the securities held by Club Circle Partners. Mr. Fuldner disclaims beneficial ownership of the securities held by Club Circle Partners, except to the extent of his pecuniary interest therein. Mr. Fuldner has observer rights on the board.
(5)	Includes (i) 3,124,771 shares of common stock held by North Hill Ventures II, L.P., (ii) 38,800 options to purchase common stock exercisable within 60 days after December 31, 2010 held by North Hill Ventures II, L.P., (iii) 179,982 shares of common stock held by Shamez Kanji, (iv) 183,765 shares of common stock held by Brett Rome and (v) 10,000 options to purchase common stock exercisable within 60 days after December 31, 2010 held by Shamez Kanji, all of which were granted in February 2011. North Hill Ventures GP II, LLC is the general partner and manages North Hill Ventures II, L.P. Shamez Kanji and Brett Rome are the two managing members of North Hill Ventures GP II, LLC. Messrs. Kanji and Rome share voting and/or dispositive rights power over the securities held by North Hill Ventures II, L.P. Mr. Kanji may be deemed to be the beneficial owner of shares owned by North Hill Ventures II, L.P.
(6)	Includes 2,958,860 shares held in escrow and subject to our right to repurchase under certain conditions as set forth in an intellectual property purchase agreement between Kevin Jones and the company. See “Part III, Item 13. Certain Relationships and Related Transactions—EduCard Transaction”.
(7)	Includes 15,471 shares of common stock held by Dean Hatton, 300,000 shares of common stock held by The Dean W. Hatton Grantor Retained Annuity Trust and 1,615,902 options to purchase common stock exercisable within 60 days after December 31, 2010 held by Dean Hatton. Dean Hatton may be deemed to be the beneficial owner of shares owned by The Dean W. Hatton Grantor Retained Annuity Trust.
(8)	Includes 2,051,926 shares of common stock and 526,562 options to purchase common stock exercisable within 60 days after December 31, 2010.
(9)	Includes 1,796,229 shares of common stock held by Miles Lasater, 252,988 shares of common stock held by the Miles Hanson Lasater 2009 GRAT and 526,562 options to purchase common stock exercisable within 60 days after December 31, 2010 held by Miles Lasater. Miles Lasater is married to Glyn Elizabeth Lasater, who is the trustee of the Miles Hanson Lasater 2009 GRAT. Mr. Lasater may be deemed to be the beneficial owner of shares owned by the Miles Hanson Lasater 2009 GRAT. Mr. Lasater disclaims beneficial ownership of any securities owned by the Miles Hanson Lasater 2009 GRAT, except to the extent of his pecuniary interest therein.
(10)	Includes 8,610 shares of common stock and 462,436 options to purchase common stock exercisable within 60 days after December 31, 2010.
(11)	Includes 1,299 shares of common stock and 171,738 options to purchase common stock exercisable within 60 days after December 31, 2010.
(12)	Includes 2,7,65,125 shares held by Hanseatic Americas LDC and 48,800 options to purchase common stock exercisable within 60 days after December 31, 2010 held by Paul Biddelman, 10,000 of which were granted in February 2011. Paul Biddelman is president of Hanseatic Corporation, the manager of Hanseatic Americas LDC, and president of Hanseatic Americas LDC. Mr. Biddelman and Wolfgang Traber share voting and/or dispositive power over the securities held by Hanseatic Americas LDC. Mr. Biddelman may be deemed to be the beneficial owner of shares owned by Hanseatic Americas LDC.
(13)	Includes 606,582 shares of common stock, 28,800 options to purchase common stock exercisable within 60 days after December 31, 2010 held by Sachem Ventures, LLC, and 20,000 options to purchase common stock exercisable within 60 days after December 31, 2010 held by David Cromwell, 10,000 of which were granted in February 2011. David Cromwell is the president of Hillhouse Advisors, Inc., which is the Managing Member of Sachem Ventures, LLC, and Mr. Cromwell controls the voting of shares held by Sachem Ventures, LLC. Mr. Cromwell may be deemed to be the beneficial owner of shares owned by Sachem Ventures, LLC. Mr. Cromwell disclaims beneficial ownership of any securities owned by Sachem Ventures, LLC.
(14)	Includes 121,716 options to purchase common stock exercisable within 60 days after December 31, 2010, 10,000 of which were granted in February 2011.
(15)	Includes 142,998 shares of common stock and 57,918 options to purchase common stock exercisable within 60 days after December 31, 2010, 10,000 of which were granted in February 2011.

Securities Authorized For Issuance Under Equity Compensation Plans

The table below sets forth the following information as of the end of December 31, 2010 for (1) all compensation plans previously approved by our stockholders and (2) all compensation plans not previously approved by our stockholders.

	Equity Compensation Plan Information
Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options (2)	Weighted- average exercise price of outstanding options	Weighted- average term to expiration of options outstanding	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	7,305,743	$3.58	5.72 years	4,289,250
Equity compensation plans not approved by stockholders	—	—	—	—

(1)	Reflects number of shares of common stock to be issued upon exercise of outstanding options under all of our equity compensation plans, including our 2000 Stock Option Plan and 2010 Equity Incentive Plan. No shares of common stock are available for future issuance under any of our equity compensation plans, except the 2010 Equity Incentive Plan.
(2)	Does not include 32,508 restricted shares outstanding that were issued under the 2000 Incentive Plan.

Item 13.	Certain Relationships and Related Transactions

Investor Rights Agreement

On August 26, 2008, we entered into an amended and restated investor rights agreement with certain key holders of our common stock relating to all shares of our capital stock that they hold or may hold in the future. Although the majority of the agreement’s provisions terminated upon completion of our initial public offering, some provisions remain in effect. These provisions principally relate to our obligation, under certain circumstances, to register shares of our capital stock held by certain stockholders under the Securities Act of 1933, as amended. We believe that the terms of the investor rights agreement were reasonable and comparable to the terms of an agreement negotiated on an arms-length basis.

Indemnification Agreements

Our certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law. As permitted by Delaware law, we have entered into indemnification agreements with each of our directors and executive officers that require us to indemnify our directors and executive officers against all expenses (including reasonable attorneys’, witness or other professional fees) and liabilities (including judgments, damages and amounts paid in settlement, including those arising out of the negligence or active or passive wrongdoing of such persons) incurred, suffered or paid by a director or executive officer in connection with any threatened, pending or completed claim, action, suit, arbitration, alternate dispute resolution process, investigation, administrative hearing, appeal, or any other proceeding, to which any such director may be a party or threatened to be made a party or otherwise involved in as a witness by reason of such director’s status serving (i) as our director or executive officer, as applicable, (ii) in any capacity with respect to any of our employee benefit plans, or (iii) as a director, partner, trustee, officer, employee or agent of any other entity at our request, including one of our subsidiaries.

The indemnification agreements also require us to advance expenses incurred by such persons within thirty days after receipt of a written request, provided that such persons undertake to repay such amounts if it is ultimately determined that they are not entitled to indemnification. Additionally, the agreements set forth certain procedures that will apply in the event of a claim for indemnification thereunder, including a presumption that such persons are entitled to indemnification under the agreements and that we have the burden of proof to overcome that presumption in reaching any contrary determination.

We are not required to provide indemnification under the agreements for certain matters, including: (i) indemnification and advancement of expenses for any action initiated by or on behalf of such person without the consent of our board of directors (except actions to enforce a right to indemnification or advancement of expenses under this agreement), and (ii) indemnification beyond that permitted by Delaware law. We believe that the terms of the agreements were reasonable and comparable to the terms of agreements negotiated on an arms-length basis.

Non-Competition Agreements

We have not entered into and currently do not intend to enter into any employment agreements with our executive officers. However, we have entered into certain non-competition agreements with our executive officers. Each non-competition agreement provides that the executive generally will not disclose our proprietary information and will not compete with us or solicit our customers and employees for the duration of the executive’s employment and for a period of twelve months following termination of employment. We believe that the terms of the agreements were reasonable and comparable to the terms of agreements negotiated on an arms-length basis.

EduCard Transaction

In June 2008, we acquired EduCard, which provided prepaid debit card processing and other payment solutions, and entered into a related integration agreement with EduCard’s parent company, Evisions, to integrate a software application. The president and chief executive officer of Evisions is Kevin Jones, who owns shares of our common stock, which he acquired in connection with his sale of certain intellectual property to us, as described below.

In connection with the EduCard acquisition and pursuant to an intellectual property purchase agreement, we purchased certain intellectual property from Kevin Jones for an aggregate consideration of 3,000,000 shares of our common stock. The shares are held in an escrow account and are subject to the following conditional rights to repurchase at par value, $0.001 per share: (i) we had the right to repurchase all of the shares if, on December 31, 2009, the number of students enrolled at higher education institutional clients that use the Evisions software with OneDisburse®, or Evisions Students, had been less than 100,000; (ii) we may exercise our right to repurchase all of the shares if, on December 31, 2010, the number of Evisions Students is less than 200,000; and (iii) if, on December 31, 2011, the number of Evisions Students is less than 1,000,000, our repurchase right shall automatically be exercised in respect of the number of shares equal to 3,000,000 less three times the number of Evisions Students. As of December 31, 2010, there were 443,511 Evisions Students and, consequently, on December 31, 2011, not less than 1,330,533 shares of our common stock will be released from escrow to Mr. Jones. We believe that the terms of the EduCard acquisition and the terms of the related purchase of intellectual property were reasonable and comparable to the terms of a transaction negotiated on an arms-length basis.

Policy Concerning Related Party Transactions

We have a formal written policy concerning related party transactions. A related party transaction is a transaction, arrangement or relationship involving us or a consolidated subsidiary (whether or not we or the subsidiary is a direct party to the transaction), on the one hand, and (i) a director, executive officer or employee of us or a consolidated subsidiary, his or her immediate family members or any entity that any of them controls or in which any of them has a substantial beneficial ownership interest; or (ii) any person who is the beneficial owner of more than 5% of our voting securities or a member of the immediate family of such person.

The audit committee evaluates each related party transaction for the purpose of recommending to the disinterested members of the board whether the transaction is fair, reasonable and within our company’s policy, and should be ratified and approved by the board. Relevant factors include the benefits of the transaction to us, the terms of the transaction and whether the transaction was on an arms-length basis and in the ordinary course of our business, the direct or indirect nature of the related party’s interest in the transaction, the size and expected term of the transaction and other facts and circumstances that bear on the materiality of the related party transaction under applicable law and listing standards. At least annually, management will provide the audit committee with information pertaining to related party transactions. Related party transactions entered into, but not approved or ratified as required by our policy concerning related party transactions, will be subject to termination by us or the relevant subsidiary, if so directed by the audit committee or the board, taking into account factors as such body deems appropriate and relevant.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees paid or accrued for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for fiscal years 2010 and 2009 and the aggregate fees paid or accrued for audit-related services and all other services rendered by PricewaterhouseCoopers LLP for fiscal years 2010 and 2009 (in thousands of dollars).

	Fiscal Year 2010	Fiscal Year 2009
Audit fees	$1,273	$248
Audit-related fees	18	17
Tax fees	85	53
All other fees	2	—

Total	$1,378	$318

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents related to our initial public offering in 2010.

The category of “Audit-related fees” includes a United States Department of Education compliance audit.

The category of “Tax fees” includes fees for tax compliance, tax advice and tax planning services.

The category of “All other fees” includes the licensing of accounting and finance research technology owned by PricewaterhouseCoopers LLP.

All above audit services, audit-related services and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)

1. Financial Statements

The following financial statements are filed as part of this annual report:

2. Financial Statement Schedules

Financial statement schedules are not submitted because they are not applicable, not required or the information is included in our consolidated financial statements.

3. Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this annual report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2010 to be signed on their behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2011

Higher One Holdings, Inc.

/S/ DEAN HATTON
Dean Hatton President and Chief Executive Officer (Duly authorized officer and principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DEAN HATTON
Dean Hatton	President, Chief Executive Officer and Director (principal executive officer)	February 23, 2011

/S/ MARK VOLCHEK
Mark Volchek	Chief Financial Officer and Chairman of the Board of Directors (principal financial and accounting officer)	February 23, 2011

/S/ MILES LASATER	Director	February 23, 2011
Miles Lasater

/S/ PAUL BIDDELMAN	Director	February 23, 2011
Paul Biddelman

/S/ DAVID CROMWELL	Director	February 23, 2011
David Cromwell

/S/ STEWART GROSS	Director	February 23, 2011
Stewart Gross

/S/ SHAMEZ KANJI	Director	February 23, 2011
Shamez Kanji

/S/ PATRICK MCFADDEN	Director	February 23, 2011
Patrick McFadden

/S/ CHARLES MORAN	Director	February 23, 2011
Charles Moran

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Higher One Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ (deficit) equity and of cash flows present fairly, in all material respects, the financial position of Higher One Holdings, Inc. and its subsidiaries at December 31, 2009 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut

February 23, 2011

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2009 and 2010

(In thousands, except share and per share amounts)

	2009	2010
Assets
Current assets:
Cash and cash equivalents	$3,339	$34,484
Investments in marketable securities	—	14,697
Accounts receivable	2,359	2,622
Income receivable	3,337	3,719
Deferred tax assets	477	48
Prepaid expenses and other current assets	2,501	6,981
Restricted cash	—	8,250

Total current assets	12,013	70,801

Deferred costs	5,332	3,782
Fixed assets, net	4,221	9,919
Intangible assets, net	21,526	18,456
Goodwill	15,058	15,830
Other assets	545	653

Total assets	$58,695	$119,441

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,800	$3,063
Accrued expenses	8,695	11,786
Capital lease obligations	7	—
Current portion of line of credit	18,000	—
Acquisition payable	9,640	8,250
Deferred revenue	5,258	7,974

Total current liabilities	44,400	31,073
Deferred revenue	1,428	2,051
Deferred tax liabilities	5,761	2,926

Total liabilities	51,589	36,050

Commitments and contingencies (Note 16)
Stockholders’ equity:
Convertible preferred stock, $.001 par value; 20,000,000 shares authorized; 12,975,169 shares issued and outstanding at December 31, 2009; no shares issued or outstanding at December 31, 2010 (liquidation preference of $54,148 for 2009)	80,954	—
Common stock, $.001 par value; 200,000,000 shares authorized; 12,276,765 and 56,109,234 shares issued and outstanding at December 31, 2009 and 2010, respectively;	12	56
Additional paid-in capital	4,624	136,760
Accumulated deficit, net of 2008 $93,933 of stock tender transaction	(78,484)	(53,425)

Total stockholders’ equity	7,106	83,391

Total liabilities and stockholders’ equity	$58,695	$119,441

The accompanying notes are an integral part of these consolidated financial statements.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2008, 2009 and 2010

(In thousands of dollars, except shares and per share amounts)

	2008	2009	2010
Revenue:
Account revenue	$37,570	$68,529	$113,516
Payment transaction revenue	29	1,688	15,742
Higher education institution revenue	3,220	5,135	12,543
Other revenue	3,187	2,254	3,168

Total revenue	44,006	77,606	144,969
Cost of revenue	16,302	26,529	51,845

Gross margin	27,704	51,077	93,124

Operating expenses:
General and administrative	11,725	18,143	32,381
Product development	1,629	2,287	3,311
Sales and marketing	4,399	7,966	16,185

Total operating expenses	17,753	28,396	51,877

Income from operations	9,951	22,681	41,247
Interest income	(152)	(4)	(29)
Interest expense	357	558	729
Preferred stock warrant fair value adjustment	55	—	—
Other income	(234)	(17)	—

Net income before income taxes	9,925	22,144	40,547
Income tax expense	3,547	7,925	15,488

Net income	$6,378	$14,219	$25,059

Net income (loss) available to common stockholders:
Basic	$(74,366)	$2,742	$16,149
Participating securities	0	11,477	8,910

Diluted	(74,366)	14,219	25,059
Net income (loss) available to common stockholders per common share:
Basic	$(7.22)	$0.29	$0.48
Diluted	(7.22)	0.27	0.44
Weighted average shares outstanding:
Basic	10,306,392	9,298,131	33,395,310
Diluted	10,306,392	53,150,890	57,302,843

The accompanying notes are an integral part of these consolidated financial statements.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

For the Years Ended December 31, 2008, 2009 and 2010

(In thousands of dollars, except shares)

	Convertible Preferred Stock		Common Stock		Stockholder Subscriptions Receivable	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2007			11,749,125	$12	$(960)	$1,722	$(5,148)	$(4,374)

Stock-based compensation			—	—	—	498	—	498
Expiration of subscription agreement and repurchase of common stock			(720,000)	(1)	960	(959)	—	—
Convertible preferred stock reclassified to equity	14,183,789	$17,213	—	—	—	—	—	17,213
Issuance of Series E Convertible, net of issuance costs of $3,058	5,454,545	71,942	—	—	—	—	—	71,942
Repurchase and retirement of outstanding equity instruments	(6,663,165)	(8,335)	(2,806,344)	(3)	—	(3,971)	(93,933)	(106,242)
Warrant liability reclass to permanent equity	—	134	—	—	—	—	—	134
Issuance of common stock and stock-based customer acquisition expense	—	—	3,000,000	3	—	1,239	—	1,242
Tax benefit related to options	—	—	—	—	—	1,285	—	1,285
Exercise of stock options	—	—	404,160	1	—	186	—	187
Net income	—	—	—	—	—	—	6,378	6,378

Balance at December 31, 2008	12,975,169	$80,954	11,626,941	$12	$—	$—	$(92,703)	$(11,737)

Stock-based compensation	—	—	—	—	—	1,387	—	1,387
Purchase of common stock pursuant to stock subscription agreement	—	—	108,000	—	—	495	—	495
Stock-based customer acquisition expense	—	—	—	—	—	2,385	—	2,385
Tax benefit related to options	—	—	—	—	—	148	—	148
Issuance of restricted common stock	—	—	43,344	—	—	—	—	—
Exercise of stock options	—	—	498,480	—	—	209	—	209
Net income	—	—	—	—	—	—	14,219	14,219

Balance at December 31, 2009	12,975,169	$80,954	12,276,765	$12	$—	$4,624	$(78,484)	$7,106

Stock-based compensation	—	—	—	—	—	2,913	—	2,913
Stock-based customer acquisition expense	—	—	—	—	—	7,274	—	7,274
Tax benefit related to options and restricted stock	—	—	—	—	—	2,811	—	2,811
Conversion of preferred stock to common stock	(12,975,169)	(80,954)	38,925,507	39	—	80,915	—	—
Issuance of common stock	—	—	3,569,395	4	—	37,205	—	37,209
Exercise of stock options, net of repurchases	—	—	1,337,567	1	—	1,018	—	1,019
Net income	—	—	—	—	—	—	25,059	25,059

Balance at December 31, 2010	—	$—	56,109,234	$56	$—	$136,760	$(53,425)	$83,391

The accompanying notes are an integral part of these consolidated financial statements.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2008, 2009 and 2010

(In thousands of dollars)

	2008	2009	2010
Cash flows from operating activities
Net income	$6,378	$14,219	$25,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,452	2,969	7,292
Amortization of deferred finance costs	31	113	204
Non-cash interest expense	—	40	360
Stock-based customer acquisition expense	1,239	2,385	7,274
Stock-based compensation	498	1,387	2,913
Loss on disposal of fixed assets	55	—	24
Preferred stock warrant fair value adjustment	—	—	—
Deferred income tax expense (benefit)	1,808	(726)	(3,166)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(49)	27	(263)
Income receivable	(1,373)	219	(382)
Deferred costs	(1,620)	(1,917)	(988)
Prepaid expenses and other current assets	(514)	(811)	(4,480)
Deferred income tax provision	(24)	—	—
Other assets	(65)	(330)	(125)
Accounts payable	58	665	263
Accrued expenses	2,143	2,109	2,732
Deferred revenue	(55)	307	3,339

Net cash provided by operating activities	9,962	20,656	40,056

Cash flows from investing activities
Investment securities, available for sale:
Purchases	—	—	(20,777)
Proceeds from sales and maturities	—	—	6,080
Purchases of fixed assets, net of disposals and $347 of construction payables as of December 31, 2010	(1,840)	(2,188)	(7,059)
Acquisition of Informed Decisions Corporation, net of cash acquired	—	(16,543)	—
Payment of acquisition payable	—	—	(1,750)
Payment to escrow agent	—	—	(8,250)
Purchase of intangibles	(1,500)	—	—

Net cash used in investing activities	(3,340)	(18,731)	(31,756)

Cash flows from financing activities
Repayment of capital lease obligations	(1,138)	(27)	(7)
Proceeds from line of credit	23,274	20,250	4,000
Repayments of line of credit	(4,374)	(21,150)	(22,000)
Proceeds from issuance of common and preferred stock, net of issuance costs	71,942	495	37,209
Purchase of tendered stock, options and warrants	(106,238)	—	—
Tax benefit from restricted stock and options	1,285	148	2,811

The accompanying notes are an integral part of these consolidated financial statements.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows—(Continued)

For the Years Ended December 31, 2008, 2009 and 2010

(In thousands of dollars)

	2008	2009	2010
Proceeds from exercise of stock options	186	210	1,019
Payment of deferred financing costs	—	—	(187)
Proceeds from exercise of non-tendered warrants	174	—	—

Net cash provided by (used in) financing activities	(14,889)	(74)	22,845

Net change in cash and cash equivalents	(8,267)	1,851	31,145
Cash and cash equivalents at beginning of year	9,755	1,488	3,339

Cash and cash equivalents at end of year	$1,488	$3,339	$34,484

Supplemental information:
Cash paid for interest	$130	$581	$165
Income tax paid	1,214	8,732	16,491

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

(In thousands of dollars, except share and per share amounts)

1. Nature of Business and Organization

Higher One Holdings, Inc. (the “Company” or “HOH”) is a leading provider of technology and payment services to the higher education industry. The Company is incorporated in Delaware and provides a comprehensive suite of disbursement and payment solutions specifically designed for higher education institutions and their students. The Company has developed proprietary software-based solutions to provide these services. The Company has a wholly owned subsidiary, Higher One, Inc. (“HOI”) which has three wholly owned subsidiaries, Higher One Machines, Inc. (“HOMI”), Higher One Payments, Inc. (“HOPI”) and Higher One Real Estate, Inc. (“Real Estate Inc”). Real Estate Inc has one wholly owned subsidiary, Higher One Real Estate SP, LLC (“Real Estate LLC”). HOMI owns and manages the Company’s cash disbursement machines and home-based customer service agent services. HOPI is the acquired entity formerly known as Informed Decisions Corporation (“IDC”) discussed in Note 3. Real Estate Inc and Real Estate LLC were each formed for the purpose of our real estate development project discussed in Note 17.

2. Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements reflect the financial position and results of operations of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates include those related to the valuation of deferred taxes, provision for operational losses, valuation of acquired intangible assets and assumptions used in the valuation of stock options. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all short-term, highly-liquid investments, with an original maturity of three months or less, to be cash equivalents. Cash equivalents are recorded at cost which approximates their fair value.

Investments in Marketable Securities

Marketable securities that have a readily determinable fair value and that we do not intend to trade are classified as available for sale and carried at fair value. Unrealized holding gains and losses are recorded as other comprehensive income, a separate component of shareholders’ equity, net of deferred income taxes.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value because of the short-term nature of these instruments.

Fair Value Measurements

As of January 1, 2008, the Company adopted Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”). The

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

(In thousands of dollars, except share and per share amounts)

adoption of ASC 820 did not have a material impact on the Company’s consolidated results of operations and financial condition. ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and expands required disclosure about fair value measurements. The ASC 820 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

•	Level 1—quoted prices in active markets for identical assets and liabilities

•	Level 2—inputs other than Level 1 quoted prices that are directly or indirectly observable

•	Level 3—unobservable inputs that are not corroborated by market data

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3
Fair values at December 31, 2010
Assets:
U.S. government debt securities	$13,695	$—	$—
Corporate debt securities	1,002	—	—

Total assets	$14,697	$—	$—

Liabilities	$—	$—	$—

The Company had no recorded unrealized gains or losses from investments as of either December 31, 2009 or 2010 and there is no difference between the amortized cost and fair value of securities held by the Company. There were no assets or liabilities carried at fair value measured on a recurring basis as of December 31, 2009.

At December 31, 2010, the Company’s investments have remaining maturities which varies between 1 and 13 months. The fair value of the Company’s cash equivalents as of December 31, 2009 and 2010 was valued based upon Level 1 inputs.

Concentration of Credit Risk

Potential concentrations of credit risk for the Company consist primarily of trade accounts receivable from university clients. For the years ended December 31, 2009 and 2010 no university client individually accounted for more than 10% of trade accounts receivable or revenue.

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

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

(In thousands of dollars, except share and per share amounts)

future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.

Income tax provision or benefit includes U.S. federal, and state and local income taxes and is based on pre-tax income or loss. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local taxes and the ability of the Company to use tax credits and net operating loss carry-forwards.

The Company follows the provisions of FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes. It prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken.

Tax positions that meet the more-likely-than-not recognition threshold should be measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. The Company recognizes interest and penalties related to income tax matters in income tax expense. All tax years are subject to examination. All of the Company’s unrecognized tax benefit liability would affect the Company’s effective tax rate if recognized.

Fixed Assets

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to seven years. Capital lease assets are depreciated over the lesser of the estimated useful life of the asset or the term of the lease.

Capitalized Software

The Company has adopted FASB ASC 350-40, “Internal Use Software” (“ASC 350-40”) and applies this statement to its software purchase and development activities. Under ASC 350-40, computer software costs incurred in the preliminary project stage are expensed as incurred until the capitalization criteria have been met. The criteria for capitalization is defined as the point at which the preliminary project stage is complete and management commits to funding a computer software project and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization ceases at the point that the computer software project is substantially complete and ready for its intended use. The capitalized costs are amortized using the straight-line method over the estimated economic life of the software, generally three years. Although the Company incurred costs relating to software improvements, for the years ended December 31, 2008, 2009 and 2010, none of these costs met the criteria for capitalization.

Business Combinations

The Company accounts for its business acquisitions in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”). ASC 805 requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Contingent consideration, if any, is recognized and measured at fair value on the acquisition date. Transaction costs associated with the acquisition are expensed. ASC 805 is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. See Note 3 for further information.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

(In thousands of dollars, except share and per share amounts)

Goodwill and Intangible Assets

Goodwill represents costs in excess of the fair value of consideration transferred over the fair values assigned to the underlying net identifiable assets of acquired businesses. Annual impairment testing of goodwill is assessed in accordance with ASC 350, “Intangibles—Goodwill and Other”, which compares carrying values of the reporting units to fair values and, when appropriate, the carrying value of these assets is reduced to fair value. Accordingly, the Company tests goodwill for impairment annually on October 31, or whenever events or changes in circumstances indicate that an impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If it is determined that an impairment has occurred, the Company records a write-down of the carrying value and charges the impairment as an operating expense in the period the determination is made. In accordance with ASC 350, the Company is required to test intangible assets for impairment whenever events occur indicating that the carrying value may be impaired. We were not required to record any impairment on goodwill or indefinite-lived intangibles during the years ended December 31, 2009 or 2010.

The costs of defending and protecting patents are expensed. All costs incurred to the point when a patent application is to be filed are expensed as incurred.

Intangible assets are amortized using the straight-line method over the following estimated useful lives of the assets:

Acquired technology	5 to 7 years
Customer contracts	4 to 10 years
Non-compete agreements	5 years
Trademarks	10 years

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the difference between the fair value of the asset compared to its carrying amount.

Provision for Operational Losses

The Company has entered into an agreement with a third-party FDIC-insured bank to hold all deposit accounts of the Company’s accountholders. Although those deposit funds are held by the third-party bank, the Company is liable to the bank for any uncollectible accountholder overdrafts and any other losses due to fraud or theft. The Company provides reserves for its estimated overdraft liability and its estimated uncollectible fees to the third-party bank. The provision for these reserves is included within the costs of revenue on the accompanying consolidated financial statements. Such reserve is based upon an analysis of outstanding overdrafts and historical repayment rates. See Note 8 for further information.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

(In thousands of dollars, except share and per share amounts)

Revenue Recognition and Deferred Revenue

The Company derives revenues from the delivery of services to institutions of higher education and their constituents such as students, faculty, staff and alumni. Revenues are recognized when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured. The Company enters into long-term (generally three- or five-year initial term) contracts with the institutions to provide payment and disbursement services. The Company categorizes revenue as account revenue, payment transaction revenue, higher education institution revenue and other revenue. Deferred revenue consists of amounts billed to or received from customers for services prior to the recognition of services revenue.

Account Revenue

Account revenue is generated from deposit accounts opened and funded by students and other members of the campus community. The account offered to customers has no monthly fee or minimum balance. The Company earns fees for services based on a fee schedule, including interchange fees charged to merchants, ATM, non-sufficient funds and other fees. Revenue on such transactions is recognized when the banking transaction is completed.

Payment Transaction Revenue

Payment transaction revenue is generated through convenience fees charged to students, parents or other payors who make online payments to higher education institutional clients through the Company’s online payment product using a credit or debit card. Payment transaction revenue is recognized as the transaction is processed and reflects the convenience fees from items paid by our clients’ customers via the service.

Higher Education Institution Revenue

Revenue from higher education institutional clients is generated from fees charged for the services they purchase from the Company. For refund management services, clients are charged an annual fee and per-transaction fees for certain transactions. The annual fee is recognized ratably over the year of service and the transaction fees are recognized when the transaction is completed.

Revenues from payment services include subscription license fees from clients accessing on-demand application services. Subscription fees are recognized ratably over the term of the subscription agreement, which generally ranges from 1 to 5 years and are renewable at the option of the customer. For certain payment transaction products, an implementation fee may be charged. This implementation fee is deferred and recognized over the estimated client relationship period, which we estimate is 5 years.

Other Revenue

Other revenue consists of two main components: (1) fees received from the Company’s bank partner based on prevailing interest rates and the total deposits held in accounts and (2) a marketing incentive fee paid by MasterCard International Incorporated (“MasterCard”) based on new debit card issuances. The Company recognizes this other revenue as it is earned in each period.

Cost of Revenues

Cost of revenue consists primarily of data processing expenses, interchange expenses related to online payment and ATM transactions, amortization of acquired technology and uncollectible fees and

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

(In thousands of dollars, except share and per share amounts)

customer service expenses.

The Company incurs set-up and other direct costs of implementation at the outset of certain contracts that are comprised primarily of employee labor costs. These costs are directly related to a contract and are thus deferred and amortized to costs of revenue over the expected term of the contract, which is generally three to five years. In instances where a client terminates its contract before the end of the expected term of the contract, the Company modifies the amortization period of the deferred costs of the related contract to equal the remaining period of time until termination of the service. See Note 5 for further information.

Stock-based Compensation

The Company accounts for stock-based compensation expense in accordance with FASB ASC 718, “Compensation – Stock Compensation” (“ASC 718”) (Prior authoritative literature: Staff Accounting Bulletin (“SAB”) No. 110, “Share-Based Payment”) which requires the measurement and recognition of compensation expense for share-based awards based on the estimated fair value on the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for stock options granted during the years ended December 31, 2008, 2009 and 2010:

	2008	2009	2010
Expected term	6.3 - 6.5 years	5.8 - 6.3 years	6.2 - 6.3 years
Expected volatility	40.2%	50.7%	51.0% - 51.9%
Risk-free rate	2.4% - 3.4%	2.2% - 3.2%	1.5% - 3.0%
Expected dividends	None	None	None

Expected term — This is the period of time that the equity grants are expected to remain outstanding. The Company calculates the expected life of the options using the “simplified method” as prescribed under the provisions of ASC 718. The simplified method was used because sufficient historical exercise data necessary for the Company to provide a reasonable basis to estimate the expected term does not exist. The Company generally uses the midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing. The simplified method was applied for all options granted during 2008, 2009 and 2010.

Expected volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company based its estimated volatility on the historical volatility of a peer group of publically traded companies which includes companies that are in the same industry or are competitors.

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

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

(In thousands of dollars, except share and per share amounts)

Compensation expense for restricted stock awards is recognized ratably over the vesting period on a straight-line basis.

Basic and Diluted Net Income Available to Common Stockholders per Common Share

Net income per common share reflects application of the two class method. In a hypothetical distribution, all classes of preferred stock, until their conversion into common stock upon the Company’s initial public offering, would have participated pro rata in dividends if and when the Company declared a dividend. Therefore, the two class method of calculating basic net income per common share has been applied. Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per common share, the basic weighted-average number of shares is increased by the dilutive effect of stock options using the treasury-stock method. The treasury-stock method assumes that the options or warrants are exercised at the beginning of the year (or date of issue if later), and that the company uses those proceeds to purchase common stock for the treasury. As discussed in Note 11, on June 22, 2010, the Company consummated an initial public offering of common stock. Upon completion of the initial public offering, all classes of preferred stock converted to common shares. As a result, the two class method does not apply to the period following the initial public offering.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income available to common stockholders per common share:

	2008	2009	2010
Net income (loss) available to common shareholders:
Basic	$(74,366)	$2,742	$16,149
Participating securities	—	11,477	8,910

Diluted	$(74,366)	$14,219	$25,059
Weighted average shares outstanding:
Basic	10,306,392	9,298,131	33,395,310
Stock awards	—	43,852,759	23,907,533

Diluted	10,306,392	53,150,890	57,302,843
Net income (loss) per common share:
Basic	$(7.22)	$0.29	$0.48
Diluted	(7.22)	0.27	0.44

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

(In thousands of dollars, except share and per share amounts)

The dilutive effect of restricted stock and options of 50,469,480, 5,149,209 and 2,638,703 were not included in the computation of diluted net income (loss) per common share for the years ended December 31, 2008, 2009 and 2010, respectively. The stock options were not included as their effect would be anti-dilutive. The restricted stock was not included as all necessary conditions have not been satisfied by the end of the period.

Comprehensive Net Income

Comprehensive net income includes net income, combined with any unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ equity. There were no differences between net income and comprehensive net income for the years ended December 31, 2008, 2009 and 2010.

Segment Information

The Company currently operates in one business segment, namely, providing technology and payment services to the higher education industry. The Company provides products and services to two distinct, but related target markets, higher education institutions and their students. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its products or product development. Accordingly, the Company does not accumulate discrete financial information with respect to separate product lines and does not have separately reportable segments as defined by FASB ASC 280, “Segment Reporting”. All of the Company’s material identifiable assets are located in the United States.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to be comparable with current year presentation. These reclassifications have had no effect on total assets, net income or net equity. Also refer to Note 19 for information regarding a revision to our account revenue and cost of revenue.

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

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

(In thousands of dollars, except share and per share amounts)

The Company will adopt this standard on January 1, 2011 and it is not expected that the standard will have a material impact on our results of operations, cash flows or financial position.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. The Company will adopt this standard on January 1, 2011 and it is not expected that the standard will have a material impact on our results of operations, cash flows or financial position.

In April 2010, the FASB issued ASU No. 2010-17, “Milestone Method of Revenue Recognition,” which indicates the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Companies can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This ASU is effective for fiscal years beginning after June 15, 2010. The Company will adopt this standard on January 1, 2011 and it is not expected that the standard will have a material impact on our results of operations, cash flows or financial position.

3. Acquisitions

Intellectual Property Acquisition

On June 9, 2008 HOI entered into a purchase agreement with Educard, LLC, a business in the financial services industry to purchase certain intangible assets including all intellectual property and contract rights. Also entered into on June 9, 2008 with Evisions, Inc., the parent company of EduCard, LLC, was an integration and marketing agreement between Evisions, Inc. and HOI whereby Evisions, Inc. provided a software integration engine and is to provide technical and marketing support to HOI for a term of five years. Non-compete agreements were also executed between certain key individuals of Educard, LLC for a term of five years.

The purchase price of $1,500 in consideration of these intangible assets was divided into two payments. An initial payment of $1,000 was paid at closing and a second milestone payment of $500 was paid upon the successful integration of Educard, LLC’s technology with HOI’s systems. The purchase was accounted for as an asset acquisition and the purchase price has been capitalized as an intangible asset on the accompanying consolidated balance sheet and is being amortized over 4-5 years based on the estimated useful lives of the assets.

The purchase price was allocated between the identified intangible assets as follows:

Customer contracts	$870
Non-compete agreements	536
Acquired technology	94

$1,500

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

(In thousands of dollars, except share and per share amounts)

Also on June 9, 2008, HOI entered into a purchase agreement with one of the officers of Educard, LLC to purchase certain intellectual property owned by this individual. The purchase price of 3,000,000 shares of common stock of the Company issued to the individual is subject to restrictions and certain repurchase rights through December 31, 2011 based upon student enrollment at qualified educational institutions, which convert to HOI’s platform as defined in the agreement. The Company has a right to repurchase such shares at $0.001 in the event certain milestones are not met. As specific student milestones are met, the individual will vest in a defined number of shares, and such shares cannot be repurchased. The shares are currently being held in escrow until either repurchased or the net distributed to the seller on January 31, 2012. Given that any consideration is contingent upon new customer generation, the Company is accounting for the vesting of shares as a selling expense.

The Company recorded $1,240, $2,385 and $7,274 of expense associated with shares that were vested in 2008, 2009 and 2010, respectively, based on the fair value of the shares at the time they were vested. As of December 31, 2010 1,330,533 shares were vested, while 1,669,467 remained unvested.

Informed Decisions Corporation Acquisition

On November 19, 2009 the Company entered into a Stock Purchase Agreement (“SPA”) with IDC to acquire all of the shares of outstanding capital stock of IDC. The total initial purchase price was $27,489. The purchase price was comprised of cash paid of $17,889, excluding cash acquired, and an acquisition payable of $9,600. The Company incurred related transaction costs of approximately $125 which were expensed to general and administrative expense. Acquisition related transaction costs include legal fees directly related to the acquisition. Pursuant to the SPA, the Company is required to pay initial post-closing payments of $10,000. The initial post-closing payments called for four quarterly payments of $1,750 each on or before March 31, June 30, September 30 and December 31, 2010. A final post-closing payment of $3,000 was to be paid on or before December 31, 2010, but is subject to an escrow deposit reduction in regard to any applicable indemnification adjustments. After making the post-closing payment on March 31, 2010 of $1,750, the remaining amount due was placed into an escrow account. See Notes 4, 10 and 16 for further information.

IDC, renamed to Higher One Payments, Inc. (“HOPI”) upon the acquisition, conducts business as CASHNet and provides payment services to higher education institutions. Management believes that the acquisition of IDC will allow the Company to cross-sell its products to acquired IDC customers, thereby resulting in greater market penetration and increased revenue growth.

The acquisition was accounted for under the purchase method of accounting in accordance with the Business Combinations topic of the FASB Accounting Standards Codification. Assets acquired and liabilities assumed were recorded at their fair values as of November 19, 2009.

The Company has included the financial results of HOPI in its consolidated financial statements beginning November 20, 2009.

Under the acquisition method of accounting, the total fair value of consideration transferred was allocated to IDC’s net tangible and intangible assets based on their estimated fair values as of November 19, 2009. The excess of the fair value of consideration transferred over the fair value of the net tangible and identifiable intangible assets was recorded as goodwill. The fair values of the intangible assets acquired and the deferred revenue assumed was based upon a third party valuation, which was

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

(In thousands of dollars, except share and per share amounts)

based on estimates and assumptions that are subject to change. The fair value of consideration transferred was allocated as follows:

November 19, 2009
Assets acquired:
Cash and cash equivalents	$1,346
Accounts receivable	1,686
Prepaid and other assets	984
Fixed assets	102
Deferred tax assets, net	619
Deferred deployment costs	2,549
Intangible assets	20,880
Goodwill	15,830

Total assets acquired	$43,996

Liabilities assumed:
Accounts payable and accrued liabilities	2,321
Deferred revenue	6,310
Deferred tax liabilities	7,876

Total liabilities assumed	$16,507

Total fair value of consideration transferred	$27,489

Definite-lived intangible assets of $20,880 consist of the value assigned to IDC’s customer relationships of $10,160, developed software of $6,790, trademarks of $450 and the non-competes between the Company and the two former shareholders of IDC of $3,480. These intangible assets, other than the non-compete agreements, are not deductible for tax purposes.

As of the date of acquisition, IDC maintained relationships with over 200 active customers. The majority of these customer relationships are contractual in nature and it has been determined that the customer relationships meet the separability criterion of ASC 805. The value assigned to IDC’s customer relationships was determined by utilizing the direct method of the Income Approach to valuation, whereby after-tax cash flows attributable to the existing customer relationships were examined. A discounted cash flow analysis was performed whereby the expected cash flows of the acquired customers were estimated assuming an attrition rate based on the average life of a customer. The present value of the cash flows was added to the present value of the related tax shield associated with the customer relationships’ amortization to determine the fair value of the customer relationships. The estimated cash flows were based on revenues for those existing customers net of operating expenses and net of contributory asset charges associated with servicing those customers. The projected revenues were based on existing recurring subscription revenues, revenue associated with the deployment of subscription backlog, additional sales of add- on modules and new products to be developed and adopted by existing customers. Operating expenses were estimated based on the supporting infrastructure expected to sustain the assumed revenue streams. Net contributory asset charges were based on the estimated fair value of those assets that contribute to the generation of the estimated cash flows and estimated to be 8% of gross revenue. A discount rate of 23% was deemed appropriate for valuing the existing customer base. The Company amortizes the value of IDC’s customer relationships on a straight-line basis over an

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

(In thousands of dollars, except share and per share amounts)

estimated useful life of ten years.

The value assigned to IDC’s developed software was determined by utilizing the relief from royalty method of the Income Approach to valuation, whereby the net cash flows generated by the sales revenue, license income, or royalty income associated with the distribution of the software system in the marketplace was projected. The relief from royalty method was used to estimate the cost savings that accrue to the owner of the intangible asset who would otherwise have to pay royalties (or license fees) on revenue earned through use of the asset. The royalty rate used in the analysis was based on an analysis of empirical, market-driven royalty rates for comparable or guideline intangible assets. In the case of product software, revenues are projected over the expected remaining economic life of the software. The market-derived royalty rate is then applied to estimate the royalty savings. The net after-tax royalty savings are calculated for each year in the remaining economic life of the software and then discounted to a present value, as in the discounted cash flow method. A discount rate of 23% was deemed appropriate for valuing developed software and was based on the risks associated with the respective cash flows. The Company amortizes the developed software on a straight-line basis over an estimated useful life of seven years.

The value assigned to IDC’s trademarks was determined by utilizing the relief from royalty method of the Income Approach to valuation, whereby net after–tax royalty savings are calculated for each year in the remaining economic life of the trademarks and then discounted to a present value, as in the discounted cash flow method. The trademarks are comprised of “CASHNet” and “CASHNet Business Offices”. Service marks include “CASHNet” and “CASHNet…any payment, anytime, anywhere”. The royalty rate of 0.5% used to value the trademarks was based on estimates of prevailing royalty rates paid for the use of similar trademarks in arm’s-length licensing transactions of companies that operate in related industries. A discount rate of 23% was deemed appropriate for valuing IDC’s trademarks and was based on the risks associated with the respective royalty savings. The Company amortizes the trademarks on a straight-line basis over an estimated useful life of ten years.

Upon close of the acquisition, the Company also entered into two separate five year non-compete agreements with each of the former shareholders of IDC. The value assigned to IDC’s non-compete agreements was determined by utilizing the discounted cash flow method of the Income Approach to valuation, whereby a comparative discounted cash flow analysis was completed. In the analysis, the expected cash flows of IDC were estimated assuming the covenant not to compete is executed and was then compared to the diminished cash flows assuming the covenant not to compete was absent whereby the company is assumed to be “impaired” by the competition and solicitation of the covenantor for the term of the covenant. The difference in the present value of the cash flows under the two scenarios is then probability weighted (based on the likelihood of the covenantor competing and soliciting) and added to the present value of the related tax shield associated with the covenant’s amortization to determine the fair value of the covenant. A discount rate of 23% was deemed appropriate for valuing the covenants not to compete. The Company amortizes the value of IDC’s non-competes on a straight-line basis over the actual term of the agreement of five years.

Of the total purchase price, approximately $15,830 has been allocated to goodwill. Goodwill represents the excess of the fair value of consideration transferred of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill exists in the transaction as a result of value beyond that of the tangible and other intangible assets, attributable to synergies that exist in the combined business. Goodwill is not deductible for tax purposes.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

(In thousands of dollars, except share and per share amounts)

IDC does not constitute a separate operating segment under the guidance of ASC 280. The Company’s strategy is to fully integrate the payment services business into the Company’s existing business and combine the various functions of the former IDC business with the Company’s operations. The Company has also concluded that its operating segment is a single reporting unit. The Company’s single operating segment does not have any components that constitute a separate business for which discrete information will be available. The Company plans to operate the combined enterprise as one integrated business under which each legacy business will lose its individual historical characteristics. Accordingly, the goodwill arising from the acquisition will be assigned to the Company’s single operating segment and single reporting unit.

As a result of the IDC acquisition, the Company recorded tax deferred liabilities of $7,876 resulting primarily from the acquired intangible assets which have no tax basis. The deferred tax liabilities are offset by approximately $619 in net deferred tax assets that relate primarily to federal and state net operating losses and certain amortization and depreciation expenses.

Deferred Revenue

In connection with the purchase price allocation, the estimated fair value of the support obligation assumed from IDC in connection with the acquisition was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates the amount that the Company would be required to pay a third party to assume the support obligation. Estimated costs to fulfill the support obligation, including cost of sales, administrative expenses and expected income taxes, were based on IDC’s historical and projected financial ratios and the guideline public company financial ratios. These estimated costs did not include any costs associated with selling efforts. Profit associated with selling efforts is excluded because IDC had concluded the selling effort on the contracts prior to November 19, 2009. As a result, in allocating the purchase price, the Company recorded an adjustment to reduce the carrying value of IDC’s November 19, 2009 deferred revenue to $6,310 which represents the Company’s estimate of the fair value of the service obligation assumed. As former IDC customers renew these annually billed service contracts, the Company will recognize revenue for the full value of the service contracts over the remaining term of the contracts.

Pro Forma Financial Information (Unaudited)

The financial information in the table below summarizes the combined results of operations of HOH and IDC on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes amortization expense from acquired intangible assets, adjustments to interest expense, interest income and related tax effects.

The pro forma financial information for the year ended December 31, 2009 combines the historical results for the Company for the year ended December 31, 2009 and the historical results for IDC for the period from January 1, 2009 to November 19, 2009. The information required to provide pro forma disclosure for the year ended December 31, 2008 was not available to the Company.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

(In thousands of dollars, except share and per share amounts)

2009
Total revenues	$92,549
Net income	12,275
Basic net income per common share	0.25
Diluted net income per common share	0.23

4. Restricted Cash

On June 22, 2010, HOI provided notice and a certificate of claim for indemnity to the former stockholders of IDC under the Stock Purchase Agreement arising from certain misrepresentations and breaches of warranty. At the same time, HOI deposited an amount of $8,250, equal to the remaining balance of the acquisition payable, with an escrow agent. The funds held in escrow are shown on the accompanying balance sheet as restricted cash pending resolution of the outstanding claims. See Note 16 for additional discussion of the indemnity claim made by HOI and the complaint filed by the former stockholders of IDC.

5. Deferred Costs

Deferred costs consist of the following:

	December 31,
	2009	2010
	(In thousands)
Deferred implementation costs	$8,664	$9,788
Deferred financing costs	365	222
Other deferred costs	250	—
Less: Accumulated amortization	(3,947)	(6,228)

	$5,332	$3,782

For the years ended December 31, 2008, 2009 and 2010, the Company deferred $1,669, $2,008, and $1,308 respectively, of such costs. Amortization of deferred costs for the years ended December 31, 2008, 2009 and 2010 was $739, $1,583 and $2,538, respectively. Amortization of deferred financing costs is charged to interest expense. Amortization of other deferred costs is charged to cost of revenue.

6. Fixed Assets

Fixed assets consist of the following:

	Estimated Useful Life (in years)	December 31,
		2009	2010
Computers and software	7	$2,491	$4,549

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

(In thousands of dollars, except share and per share amounts)

Equipment	7	3,589	6,508
Furniture and fixtures	5	396	481
Leasehold improvements	5	—	376
Assets under construction		645	2,529

		7,121	14,443
Less: Accumulated depreciation and amortization		(2,900)	(4,524)

		$4,221	$9,919

Depreciation and amortization of fixed assets for the years ended December 31, 2008, 2009 and 2010 was $637, $883 and $1,684, respectively.

7. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	Weighted Average Amort. Period	December 31,
	(in years)	2009	2010
Goodwill		$15,058	$15,830

Acquired technology	7	$6,883	$6,883
Internal use software	3	422	422
Contracts and customer lists	10	11,031	11,031
Trademarks and domain names	10	450	450
Covenants not to compete	5	4,016	4,016

		22,802	22,802
Less: Accumulated amortization		(1,276)	(4,346)

Intangible assets, net		$21,526	$18,456

Intangible assets from acquisitions are amortized over five to ten years. Amortization expense related to intangible assets was approximately $153, $710 and $3,070 for the years ended December 31, 2008, 2009 and 2010, respectively. Amortization related to internal use software is expensed to cost of service revenues, while amortization of other intangibles is expensed to general and administrative expenses. Amortization expense for the years ended December 31, 2011, 2012, 2013, 2014 and 2015 is expected to be approximately $3,070, $2,949, $2,783, $2,644 and $2,031, respectively.

The goodwill balance increased during the year ended December 31, 2010 as a result of an adjustment to deferred income taxes.

8. Provision for Operational Losses

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

(In thousands of dollars, except share and per share amounts)

Activity in the provision for operational losses for each of the last three years is as follows:

	December 31,
	2008	2009	2010
(Prepayment of) reserve for operational losses, beginning	$(546)	$201	$533
Provision for operational losses	4,608	5,492	7,197
Payments to third party for losses, net of recoveries	(3,861)	(5,160)	(9,600)

(Prepayment of) reserve for operational losses, ending	$201	$533	$(1,870)

The balance as of December 31, 2008 and 2009 is included within accrued expenses on the accompanying consolidated balance sheets. The balance as of December 31, 2010 is included within prepaid expenses and other current assets on the accompanying balance sheet.

9. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2009	2010
Compensation and benefits	$3,312	$5,066
Bank and payment processing expenses	1,626	2,167
Data processing	1,061	1,487
Reserve for operational losses	533	—
Other	2,163	3,066

	$8,695	$11,786

10. Credit Facilities and Acquisition Payable

Credit Facilities

August 2008 Facility

In August 2008, HOI entered into a credit agreement with two lenders for a revolving loan facility and such agreement was amended in July 2009 and November 2009 (the “August 2008 Facility”). The August 2008 Facility permitted up to $25,000 in borrowings and matured on December 31, 2010. There was no amount outstanding at maturity of the August 2008 Facility. The August 2008 Facility also provided for a letter of credit facility of $3,000 and permitted acquisitions up to an aggregate of $2,000. The loan was guaranteed by HOH and HOMI and was collateralized by a negative pledge of the intellectual property of the Company, including issued and applied for patents and trademarks and the issued and outstanding capital stock of HOI. The August 2008 Facility carried certain financial covenants that dictated the availability of funds on the line of credit, including (1) maintenance of a minimum level of liquidity which is defined as cash and marketable securities plus the amount by which availability under

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

(In thousands of dollars, except share and per share amounts)

the loan facility exceeds amounts borrowed, (2) a funded debt to EBITDA ratio, (3) an interest coverage ratio and (4) a debt service coverage ratio.

Amounts borrowed under the August 2008 Facility bore interest based on LIBOR, plus an interest rate margin based upon a funded debt to EBITDA ratio. At December 31, 2009, the interest rate on the revolving loan facility was 1.9%, respectively.

The agreement required (1) a minimum liquidity level of $2,500 for the period of October 1, 2009 through December 31, 2009 and then a minimum liquidity level to $5,000 through the maturity date, (2) a funded debt to EBITDA ratio of no more than 2.0 to 1.0, (3) an interest coverage ratio of a minimum of 3.5 to 1.0 and (4) a minimum debt service coverage ratio of 1.25 to 1.00. As of December 31, 2009 and 2010, the Company was in compliance with each loan covenant.

The Company incurred financing costs of $208 and $157 in 2008 and 2009, respectively, relating to the August 2008 Facility and amendments. These financing costs were included in deferred costs on the accompanying consolidated balance sheet. The deferred financing costs were amortized over the term of the loan through December 31, 2010. For the years ended December 31, 2009 and 2010, $113 and $204 of deferred financing costs were amortized to expense.

December 2010 Facility

On December 31, 2010, HOI entered into a new senior secured revolving credit facility in an amount of $50,000 (the “December 2010 Facility”). The December 2010 Facility provides for a letter of credit facility of up to $3,000 and includes certain restrictions on the amount of acquisitions the Company may complete. Each of HOH, HOMI, HOPI, Real Estate Inc. and Real Estate LLC (together with HOI, the “Loan Obligors”) is a guarantor of HOI’s obligations under the December 2010 Facility.

The December 2010 Facility is secured by a perfected first priority security interest in all of the capital stock of Higher One, Inc. and its subsidiaries, and substantially all of each Loan Obligor’s tangible and intangible assets, other than intellectual property. Each of the Loan Obligors has also granted to the administrative agent under the December 2010 Facility a negative pledge of the intellectual property of Higher One, Inc. and its subsidiaries including patents and trademarks that are pending and acquired in the future.

At the Company’s option, each advance under the December 2010 Facility accrues interest on the basis of a base rate or on the basis of a one-month, two-month or three-month Eurodollar rate, plus in either case, the Applicable Margin based on our Funded Debt to EBITDA, as each term is defined in the December 2010 Facility, at the time each loan is made. We also pay commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the product obtained by multiplying the Applicable Margin for commitment fees by the average daily unused commitment for that calendar quarter. The Applicable Margin for base rate advances is between (1.25%) and 0%, subject to a minimum rate of 2%, and the Applicable Margin for Eurodollar rate advances is between 2.0% and 3.25%. The Applicable Margin for commitment fees is between 0.25% and 0.375%. The base rate is the higher of Bank of America’s announced prime rate, the federal funds rate plus 0.50% or the Eurodollar rate plus 1.00%. Interest on Eurodollar loans is payable at the end of each applicable interest period. Interest on base rate advances is payable quarterly in arrears.

The December 2010 Facility contains certain affirmative covenants including, among other things, covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral. The December 2010 Facility

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

(In thousands of dollars, except share and per share amounts)

also contains certain negative covenants that, among other things, restrict Higher One, Inc.’s ability, subject to certain exceptions, to incur additional indebtedness, grant liens on its assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of its business and engage in transactions with its affiliates.

In addition, the December 2010 Facility contains certain financial covenants that require Higher One, Inc. to maintain a minimum EBITDA level measured on the prior four fiscal quarters of $50 million, a funded debt to EBITDA ratio not to exceed 2.00 to 1.00, and a fixed charge coverage ratio of at least 1.25 to 1.00. The Company was in compliance with all of the applicable debt covenants in the December 2010 Facility as of December 31, 2010.

The Company incurred financing costs of $187 in 2010, relating to the December 2010 Facility. These financing costs are included in deferred costs on the accompanying consolidated balance sheet.

Acquisition Payable

In November 2009 and in conjunction with the acquisition of IDC the Company incurred payment obligations totaling an amount of $10,000 to the former shareholders of IDC. The agreement calls for four quarterly payments of $1,750 to be made on or before each quarter ended March 31, June 30, September 30 and December 31, 2010. The agreement also calls for one final payment of $3,000 on or before December 31, 2010, subject to adjustments for indemnification claims. The payment obligations are non-interest bearing. The acquisition payable was recorded at is fair value of $9,600 based upon an estimated interest rate of 5.0%. The payable was accreted to its principle amount on an effective interest rate method. For the years ended December 31, 2009 and 2010 the Company recorded $40 and $360 of interest expense, respectively.

During 2010 we made one payment of $1,750 to the former shareholders of IDC and deposited the remaining $8,250 in an escrow account pending the resolution of the legal matter described in Note 16.

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

Upon consummation of the Company’s initial public offering, 417,049 shares of Series A convertible preferred stock outstanding, 1,086,784 shares of Series B convertible preferred stock outstanding, 2,522,554 shares of Series C convertible preferred stock outstanding, 2,180,633 shares of Series C-1 convertible preferred stock outstanding, 1,313,604 shares of Series D convertible preferred stock outstanding and 5,454,545 shares of Series E convertible preferred stock outstanding were converted into 38,925,507 shares of common stock after giving effect to the 3-for-1 stock split discussed below. Following the consummation of the offering, there were no shares of preferred stock outstanding.

Common Stock

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

(In thousands of dollars, except share and per share amounts)

In connection with the initial public offering, the Company effected a 3-for-1 stock split of the outstanding shares of its Common Stock that was previously approved by stockholders. All common share amounts and per common share amounts have been adjusted in the financial statements for all periods presented. The Company is authorized to issue up to 200,000,000 shares of Common Stock with a par value of $.001 per share. Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends unless declared by the Board of Directors.

Common stockholders are not entitled to receive dividends unless declared by the Board of Directors. Any such dividends would be subject to the preferential dividend rights of the preferred stockholders. If such a dividend is declared, then the Board of Directors shall declare at the same time a dividend upon the outstanding shares of Preferred Stock as if the Preferred Stock had converted to Common Stock.

Convertible Preferred Stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock with a par value of $.001 per share. Convertible preferred stock consisted of the following classes as of December 31, 2009:

Series A, $.001 par value; 1,012,314 shares authorized; 417,049 shares issued and outstanding for (liquidation preference of $254)	$313
Series B, $.001 par value; 1,622,078 shares authorized; 1,086,784 shares issued and outstanding (liquidation preference of $869)	882
Series C, $.001 par value; 4,315,216 shares authorized; 2,522,554 shares issued and outstanding (liquidation preference of $2,523)	3,478
Series C-1, $.001 par value; 3,250,000 shares authorized; 2,180,633 shares issued and outstanding (liquidation preference of $4,361)	2,085
Series D, $.001 par value; 3,999,999 shares authorized; 1,313,604 shares issued and outstanding (liquidation preference of $4,598)	2,254
Series E convertible participating preferred stock, $.001 par value; 5,454,545 shares authorized; 5,454,545 shares issued and outstanding (liquidation preference of $41,543)	71,942

$80,954

On August 26, 2008, the Company issued 5,454,545 shares of Series E Convertible Preferred Stock (“Series E Preferred Stock”) at $13.75 per share for $71,942, net of issuance costs of $3,058.

As of December 31, 2010, no shares of preferred stock were outstanding.

12. Repurchase of Shares

During 2008, the Company used the proceeds of the August 2008 credit agreement (Note 10) and the Series E financing (Note 11) to affect a repurchase of certain of the Company’s outstanding equity instruments. All shareholders received a tender offer notification that indicated the Company’s intent to

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

(In thousands of dollars, except share and per share amounts)

repurchase a specified percentage of the outstanding shares, for a limited time, at the election of the holder.

On August 26, 2008, the Company completed a tender offer, repurchasing 2,806,344 shares of the Company’s issued Common Stock for a repurchase cost of $12,762. As a result of the tender offer 999,573 Common Stock options and 75,000 Common Stock warrants were simultaneously exercised, and Common Stock was issued and tendered for a repurchase cost of $4,581 and $330, respectively. All of the repurchased shares were cancelled upon tender.

In conjunction with the tender offer, the Company also repurchased 595,265 shares of Series A Preferred Stock, 535,294 shares of Series B Preferred Stock, 1,777,662 shares of Series C Preferred Stock, 1,069,162 shares of Series C-1 Preferred Stock and 2,681,282 shares of Series D Preferred Stock Preferred Stock pursuant to a tender offer. The total repurchase cost of the tendered preferred shares was $88,774. 4,500 shares of Series C warrants were simultaneously exercised, issued and tendered for a purchase cost of $59. The tender offer payments served to reduce Common and Preferred Stock and additional paid-in capital to the extent of original issuance price. The difference between the original issuance price and the tender price was $93,933 in aggregate and was deducted from additional paid in capital and retained earnings, and resulted in an accumulated deficit for the year ended December 31, 2008.

13. Warrants

A summary of the Company’s warrant activity for the years ended December 31, 2008 and 2009 is as follows:

	Preferred Stock		Common Stock
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2007	189,000	$1.00	75,000	$0.33

Exercised	(178,500)	1.00	(75,000)	0.33

Outstanding at December 31, 2008	10,500	$1.00	—	$—

Forfeited / Canceled	(10,500)	1.00	—	—

Outstanding at December 31, 2009	—	$—	—	$—

There were no warrants outstanding or exercisable during 2010.

Effective January 1, 2006, the Company adopted new guidance under ASC Topic 480, “Distinguishing Liabilities From Equity”. This guidance addresses whether warrants on shares classified outside of permanent equity should be reflected as liabilities. The impact to the Company was to classify its preferred stock warrants as liabilities because such instruments embody an obligation to transfer assets. Upon adoption of this guidance the warrants were recorded as a liability at their estimated fair value of $397. Subsequent to adoption, the warrants are measured at fair value each period with changes in fair value recognized in earnings. For the year ended December 31, 2008 the Company recognized a charge of $55 for the change in fair value of the warrants. Effective August 26, 2008, the Company changed its Articles of Incorporation which caused its preferred stock to be classified as permanent

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

(In thousands of dollars, except share and per share amounts)

equity, which resulted in the remaining warrant carrying value of $134 being reclassified from liabilities to equity.

14. Stock Based Compensation

The Company’s Board of Directors adopted the 2000 Stock Plan (the “2000 Plan”) on April 20, 2000. The Plan, as amended, permitted the granting of stock options and restricted stock to employees and directors not to exceed in the aggregate 11,400,000 shares of Common Stock. Such options expire ten years from the date of grant and options are no longer able to be granted under the 2000 Plan. On March 26, 2010, the Company’s Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan permits the granting of stock options, restricted stock and other stock-based awards to employees and directors not to exceed in the aggregate 4,860,000 shares of Common Stock. Options for the Company’s employees under the 2000 Plan and 2010 Plan vest over periods ranging from one month to five years, with the majority vesting as follows: one-fifth of the granted options vest one year from the date of grant; the remaining four-fifths vest at a rate of 1/48 per month over the remaining four years of the vesting period. The Company grants primarily incentive stock options, but occasionally grants nonqualified stock options to key members of management.

As of December 31, 2010, 6,736,743 and 4,858,250 shares of common stock were reserved under the 2000 Plan and 2010 Plan, respectively, of which 4,289,250 remain available for grant under the 2010 Plan.

A summary of stock option and restricted stock activity under the Company’s stock plan for the years ended December 31, 2008, 2009 and 2010, and changes during the years then ended are as follows:

	Stock Options		Restricted Stock
	Shares	Weighted Average Exercise Price	Shares		Weighted Average Grant Stock Price
Outstanding at December 31, 2007	7,543,752	$0.64	—		$—

Granted	1,842,000	4.48
Exercised	(1,403,733)	0.34
Forfeited / Canceled	(201,603)	1.93

Outstanding at December 31, 2008	7,780,416	$1.57	—		$—

Granted	1,241,250	7.97	43,344		10.80
Exercised	(498,480)	0.42
Forfeited / Canceled	(59,754)	3.51

Outstanding at December 31, 2009	8,463,432	$2.57	43,344		$10.80

Granted	630,750	14.48	—		—
Exercised	(1,337,567)	0.81	(10,833	)(1)	10.80
Forfeited / Canceled	(450,872)	8.03	—		—

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

(In thousands of dollars, except share and per share amounts)

Outstanding at December 31, 2010	7,305,743	$3.58	32,511	$10.80

Intrinsic value
Shares outstanding	$121,627		$658
Shares vested	94,922

(1)	Represents restricted stock vested

The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2009 and 2010 was $2.02, $4.12 and $7.58, respectively. The weighted-average grant-date fair value of options vested during the years ended December 31, 2008, 2009 and 2010 was $0.44, $1.25 and $2.28. The total grant-date fair value of options vested during the years ended December 31, 2008, 2009 and 2010 was $374, $1,450 and $2,545, respectively. The weighted-average grant-date fair value of options forfeited in 2008, 2009 and 2010 was $0.84, $1.71 and $4.11, respectively.

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.13-0.33	2,020,156	1.9	$0.23	2,020,156	1.9	$0.23
0.34-0.99	1,055,750	4.7	0.61	1,039,475	4.7	0.60
1.00-1.99	504,885	6.1	1.34	439,235	6.1	1.34
2.00-3.99	670,604	7.0	2.76	465,329	6.9	2.72
4.00-6.00	2,056,498	7.9	4.69	1,048,040	7.8	4.63
10.00-13.99	796,100	9.1	12.20	154,249	9.0	11.70
14.00-22.00	201,750	9.7	15.79	500	9.8	16.66

	7,305,743	5.7	$3.58	5,166,984	4.7	$1.86

The total intrinsic value, the amount by which the stock price exceeds the exercise of the option on the date of exercise, of stock options exercised for the years ended December 31, 2008, 2009 and 2010 was $5,713, $4,037 and $17,550, respectively.

The compensation expense that has been recognized in the consolidated statements of operations for the Company’s stock plans for the years ended December 31, 2008, 2009 and 2010 was $498, $1,387 and $2,913, respectively.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

(In thousands of dollars, except share and per share amounts)

As of December 31, 2010, the total compensation cost related to non-vested options and restricted stock not yet recognized in the consolidated financial statements is approximately $7,315, net of estimated forfeitures. The cost is expected to be recognized through December 2015 with a weighted average recognition period of approximately 3.4 years.

The total income tax benefits recognized in the consolidated statements of operations for the years ended December 31, 2008, 2009 and 2010 were approximately $1,440, $152 and $71, respectively.

15. Income Taxes

The components of income tax expense for the years ended December 31, 2008, 2009 and 2010, were as follows:

	2008	2009	2010
Current income tax (benefit) expense
Federal	$1,512	$8,276	$17,035
State and local	227	375	1,619

Total	1,739	8,651	18,654

Deferred income tax expense (benefit)
Federal	1,827	(677)	(3,082)
State and local	(19)	(49)	(84)

Total	1,808	(726)	(3,166)

Income tax expense	$3,547	$7,925	$15,488

The reconciliation of expected income tax expense at the statutory federal income tax rate to the effective income tax rate is as follows:

	2008	2009	2010
Expected federal income tax expense	$3,374	$7,750	$14,191
Non-deductible expenses	12	251	496
State tax expense, net of federal tax effect	159	201	968
Federal credits	(11)	(141)	(98)
Warrant fair value adjustment	19	—	—
Other	(6)	(136)	(69)

	$3,547	$7,925	$15,488

Deferred tax (liabilities) assets reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax (liabilities) assets are as follows:

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

(In thousands of dollars, except share and per share amounts)

	December 31,
	2009	2010
Gross deferred tax assets:
Net operating losses	$838	$264
Tax credits	618	596
Intangibles	1,421	3,901
Other	179	979

	3,056	5,740

Gross deferred tax liabilities:
Fixed assets	(771)	(1,776)
Intangibles	(6,972)	(6,142)

	(7,743)	(7,918)

Net deferred tax liabilities	(4,687)	(2,178)
Less: valuation allowance	(597)	(700)

	$(5,284)	$(2,878)

As of December 31, 2010, the Company had approximately $9,174 of state net operating loss carry-forwards, which expire from 2020 through 2030. The Company also has approximately $784 in state credit carry-forwards layers of which expire from 2011 to 2029. State net operating loss and credit carry-forwards of approximately $1,199 and $137, respectively are restricted under Section 382 of the Internal Revenue Code. As of December 31, 2010, the Company had federal net operating loss carry-forwards of approximately $214 that expire in 2022 and federal credit carry-forwards of approximately $86 that expire from 2020 to 2023. All federal net operating loss and credit carry-forwards are restricted under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code limits the utilization of net operating losses and credits when ownership changes, as defined by that section, occur. The Company has performed an analysis of its Section 382 ownership changes and has determined that the utilization of certain of its net operating loss and credit carry-forwards may be limited. The Company does not expect that Section 382 will limit the utilization of the net operating or credit loss carry-forwards. Valuation allowances have been established primarily for state tax credits and net state operating loss carry-forwards.

During the years ended December 31, 2008, 2009, and 2010, The Company recorded interest and penalties related to unrecognized tax benefits of approximately $7, $22 and $48, respectively. Total accrued interest and penalties at December 31, 2009 and 2010 was approximately $39 and $78, respectively. All tax years are subject to examination. The Company does not expect its unrecognized tax benefit liability to change significantly over the next 12 months.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2008, 2009 and 2010 are as follows:

	2008	2009	2010
Balance at January 1	$185	$363	$545
Additions for tax positions related to the current year	178	60	40

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

(In thousands of dollars, except share and per share amounts)

Additions for tax positions of prior years	—	1	33
Reductions for tax positions of prior years	—	(6)	—
Settlements	—	(10)	(12)
Acquisition of Informed Decisions Corporation	—	137	—

Balance at December 31	$363	$545	$606

The Company is subject to examination by various domestic tax authorities. The Company’s U.S. federal income tax returns are currently under audit for the tax periods ended December 31, 2008 and 2009.

16. Commitments and Contingencies

Operating Leases

The Company leases facilities with varying terms, renewal options and expiration dates. The Company recognizes rent expense associated with operating leases as incurred. Aggregate future minimum lease payments under non-cancelable operating leases are as follows:

2011	$843
2012	179
2013	187
2014	186
2015	189
Thereafter	16

Total payments	$1,600

Rent expense under non-cancelable operating leases for the years ended December 31, 2008, 2009 and 2010 was $1,074, $1,142 and $1,036, respectively.

Litigation and Regulatory

The Company and its subsidiaries, from time to time, are subject to litigation relating to matters in the ordinary course of business, as well as regulatory examinations, information gathering requests, inquiries and investigations. In February 2011, the New York Regional Office of the FDIC notified the Company that it is prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against the Company for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. Any such enforcement action could result in an order to pay restitution and civil money penalties. The Company is in the process of responding to the FDIC’s notification. In view of the inherent difficulty of predicting the outcome of regulatory matters, including the FDIC notification, the Company generally cannot predict what the eventual outcome of pending matters will be, what the timing of the ultimate resolution of these matters will be or the potential loss associated with these matters. In accordance with applicable accounting guidance, the Company would establish an accrued liability for litigation and regulatory matters if and when those matters were to present loss contingencies that were both probable and reasonably estimable. With respect to known contingencies, the Company believes that any ultimate

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

(In thousands of dollars, except share and per share amounts)

liability resulting from such contingencies will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

On June 22, 2010, HOI provided notice and a certificate of claim for indemnity under the Stock Purchase Agreement by and among us and the former stockholders of IDC dated November 19, 2009, arising from certain misrepresentations and breaches of warranty. At the same time, we deposited $8.25 million, equal to the remaining balance of the post-closing payments, with an escrow agent. The funds held in escrow are shown on the accompanying balance sheet as restricted cash pending resolution of the outstanding claims.

Separately, the former stockholders of IDC filed a complaint against HOI in the United States District Court for the Northern District of California (the “Complaint”) on July 20, 2010, disputing that misrepresentations were made and that warranties were breached; alleging breach of contract and anticipatory breach; and seeking a declaratory judgment ordering that the post-closing payments be made in accordance with the schedule set forth in the Stock Purchase Agreement. On October 27, 2010, HOI filed a motion to dismiss and, in the alternative, to move the action to the District of Delaware pursuant to a contractual forum selection clause and to strike certain allegations of the complaint. On December 21, 2010, the court denied the motion as to dismissal or transfer, but agreed to strike the former stockholders’ request for a jury trial. HOI answered the Complaint on January 14, 2011, and also alleged counterclaims for breach of contract, negligent misrepresentation, and fraud. On February 7, 2011, the former stockholders moved to dismiss the counterclaims for fraud and misrepresentation only. That motion is currently being litigated. HOI intends to vigorously defend against the Complaint brought against us and to vigorously pursue its counterclaims. There can be no assurances of success in these matters. Due to the uncertainty of the outcome of HOI’s claim, HOI is unable to estimate any potential settlement at this time and accreted interest on the acquisition payable to the original final payment due date of December 31, 2010. As of December 31, 2010, the acquisition payable of $8,250 was recorded as a liability on the accompanying balance sheet and HOI had not recorded any potential gain or loss in connection with this claim or Complaint.

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

17. Real Estate Development Project

As of December 31, 2010, the Company has incurred approximately $2.5 million on a project to develop two existing commercial buildings located in New Haven, Connecticut into which the Company

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

(In thousands of dollars, except share and per share amounts)

expects to move at the completion of the project in 2012.

On November 9, 2010, Real Estate LLC entered into an agreement with Winchester Arms NH, LLC to develop the buildings.

Real Estate LLC signed a construction contract with John Moriarty & Associates (“Moriarty”) effective January 28, 2011, whereby Moriarty will be the general contractor for the project.

On February 18, 2011, Real Estate LLC signed a land lease with Science Park Development Corporation, or SPDC, which owns the property on which the two buildings reside, concerning the leasing, expansion and buyout of the land. The agreement provides for a long term lease of the land at a nominal cost per year and includes a buyout option for a nominal amount after seven years.

18. Employee Benefit Plans

The Company has a 401(k) plan covering all employees of the Company who have met certain eligibility requirements. Under the terms of the 401(k) plan, the employees may elect to make tax-deferred contributions to the plan. In addition, the Company will match employee contributions up to 4% of the employee’s compensation for the full year.

	2008	2009	2010
Employer Contributions to 401(k) Plan	$249	$288	$392

19. Quarterly Results (unaudited)

The quarterly results of the Company for the year ended December 31, 2010 and 2009 are as follows:

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenue	$38,870	$27,750	$38,566	$39,783
Gross margin	26,331	17,351	24,176	25,266
Income from operations	13,659	3,258	10,780	13,550
Net income before income taxes	13,431	3,013	10,706	13,397
Net income	8,264	1,830	6,429	8,536
Basic net income per share	0.17	0.04	0.12	0.16
Diluted net income per share	0.15	0.03	0.11	0.14

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenue	$17,670	$12,758	$21,102	$26,076
Gross margin	12,495	7,713	14,066	16,803
Income from operations	6,474	784	7,501	7,922
Net income before income taxes	6,313	665	7,389	7,777

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

(In thousands of dollars, except share and per share amounts)

Net income	4,046	413	4,793	4,967
Basic net income per share	0.09	0.01	0.10	0.10
Diluted net income per share	0.08	0.01	0.09	0.09

The Company has revised its consolidated statements of operations for immaterial errors for the year ended December 31, 2009 and its quarterly results during the years ended December 31, 2009 and 2010 to increase account revenue and cost of revenue for certain interchange income which was previously reflected as a reduction in cost of revenue, rather than as account revenue. This revision has no impact on the Company’s gross margin, net income or cash flows. This error was inconsequential for the year ended December 31, 2008.

Account revenue and cost of revenue were each increased by $2,089 for the year ended December 31, 2009. Account revenue and cost of revenue were each increased by $435, $294, $599 and $761 for the quarters ended March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009, respectively. Account revenue and cost of revenue were each increased by $1,302, $809 and $1,341 for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, respectively. The Company has also revised its 2009 consolidated financial statements to adjust a misclassification of its deferred tax liability at December 31, 2009.

Informed Decisions Corporation

dba CASHNet

Financial Statements

for the year ended March 31, 2009 and the nine months ended March 31, 2008

Independent Auditors’ Report

The Board of Directors and Stockholders

of Informed Decisions Corporation

We have audited the accompanying balance sheets of Informed Decisions Corporation dba CASHNet as of March 31, 2009 and 2008, and the related statements of operations and retained earnings (accumulated deficit), and cash flows for the year ended March 31, 2009 and for the nine months ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of the Company’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Informed Decisions Corporation dba CASHNet as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the year ended March 31, 2009 and for the nine months ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the financial statements, certain errors resulting in the understatement of deferred revenue and deferred costs as of March 31, 2009 and 2008, and overstatement of professional services and other revenue and cost of sales for the year ended March 31, 2009 and the nine months ended March 31, 2008 were discovered by management of the Company in the subsequent period. Accordingly, the accompanying balance sheets and the related statements of operations and retained earnings (accumulated deficit) and cash flows have been restated to correct the errors.

As described in Note 12 to the financial statements, the Company was acquired by another entity effective November 19, 2009.

/s/ Burr Pilger Mayer, Inc.

Walnut Creek, California

March 16, 2010

Informed Decisions Corporation

dba CASHNet

Balance Sheets

March 31, 2009 and 2008

	March 31, 2009 (as restated)	March 31, 2008 (as restated)
Assets
Current assets:
Cash	$1,542,973	$2,563,348
Depository accounts, net	728,874	492,787
Accounts receivable, net	2,456,176	1,852,881
Inventory	7,872	7,872
Prepaid expenses	127,035	177,135
Deferred costs—current	669,358	293,086
Deferred taxes—current	320,000	90,000

Total current assets	5,852,288	5,477,109
Property and equipment, net	111,129	111,028
Computer software development costs, net	446,667	606,655
Assets held for sale	225,000	225,000
Deferred costs—long term	1,383,603	835,197
Deferred taxes—long term	72,000	92,100
Other assets	15,612	32,038

Total assets	$8,106,299	$7,379,127

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$158,965	$148,365
Accrued expenses	1,031,581	698,929
Related party payable	102,605	1,805,353
Deferred revenue-current	6,009,220	3,764,297
Current portion of notes payable	37,774	26,067

Total current liabilities	7,340,145	6,443,011
Deferred revenue—long term	1,098,147	646,825
Note payable to stockholder	13,772	13,418
Notes payable	12,205	9,767
Deferred rent	28,033	44,138

Total liabilities	8,492,302	7,157,159

Commitments, contingencies, and subsequent events (Note 10 and 12)

Stockholders’ equity (deficit):
Convertible preferred stock, no par value, 100,000 shares authorized, 1,240 shares Series A issued and outstanding	1,240,000	1,240,000
Convertible preferred stock Series A note receivable	(1,030,000)	(1,240,000)
Common stock, no par value, 900,000 shares authorized, 100,000 shares issued and outstanding	50,000	50,000
Additional paid in capital	44,073	44,073
Retained earnings (accumulated deficit)	(690,076)	127,895

Total stockholders’ equity (deficit)	(386,003)	221,968

Total liabilities and stockholders’ equity (deficit)	$8,106,299	$7,379,127

The accompanying notes are an integral part of this financial statement.

Informed Decisions Corporation

dba CASHNet

Statements of Operations and Retained Earnings (Accumulated Deficit)

for the year ended March 31, 2009 and for the nine months ended March 31, 2008

	Year ended March 31, 2009 (as restated)	Nine months ended March 31, 2008 (as restated)
Revenue:
SmartPay service charge	$10,220,305	$6,800,185
License and subscription	4,168,431	2,199,046
Professional services and other	527,594	240,257

Total revenue	14,916,330	9,239,488
Cost of revenues	11,307,363	6,991,812

Gross profit	3,608,967	2,247,676
Sales and marketing expense	2,831,339	1,258,921
General and administrative expense	1,774,853	840,174

Operating (loss) income	(997,225)	148,581

Other (expense) income:
Interest income	30,000	85,415
Interest expense	(5,658)	(3,120)
Other Expense	(40,010)	—

Total other (expense) income, net	(15,668)	82,295

Net (loss) income before income taxes	(1,012,893)	230,876
Benefit from income taxes	194,922	9,942

Net (loss) income	(817,971)	240,818

Beginning retained earnings (accumulated deficit), as previously reported	(112,994)	(112,923)
Less-prior period adjustments	240,889	—

Beginning retained earnings (accumulated deficit), as restated	127,895	(112,923)

Ending retained earnings (accumulated deficit)	$(690,076)	$127,895

The accompanying notes are an integral part of these financial statement.

Informed Decisions Corporation

dba CASHNet

Statements of Cash Flows

for the year ended March 31, 2009 and the nine months ended March 31, 2008

	Year Ended March 31, 2009 (as restated)	Nine months ended March 31, 2008 (as restated)
Cash flows from operating activities:
Net (loss) income	$(817,971)	$240,818
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	230,761	123,187
(Increase) decrease in:
Depository accounts, net	247,492	(172,826)
Accounts receivable, net	(603,295)	(1,111,382)
Inventories	—	4,615
Prepaid expenses and other current asset	20,099	(71,776)
Deferred Deployment Cost	(678,281)	(662,730)
Deferred taxes	(209,900)	—
Other assets	16,426	36
Increase (decrease) in:
Accounts payable	(472,978)	227,220
Related party payable	(1,702,748)	461,043
Accrued expenses	332,652	138,668
Deferred rent	(16,105)	(8,597)
Deferred revenue	2,449,848	1,318,907

Net cash (used in) provided by operating activities	(1,204,000)	487,183

Cash flows from investing activities:
Cash payments for equipment and capitalized software	(70,874)	(71,357)

Net cash used in investing activities	(70,874)	(71,357)

Cash flows from financing activities:
Proceeds from issuance of debt	50,000	25,000
Principal payments on debt and capital leases	(35,501)	(24,657)
Collections on preferred stock note receivable	240,000	—

Net cash provided by financing activities	254,499	343

Net (decrease) increase in cash	(1,020,375)	416,169
Cash, beginning of period	2,563,348	2,147,179

Cash, end of period	$1,542,973	$2,563,348

Supplemental cash flow information—cash paid for:
Interest expense	$5,653	$2,109

Income taxes	$7,719	$30,000

Noncash investing and financing activities:
Capitalized software financed by unpaid accounts payable	$—	$508,778

The accompanying notes are an integral part of these financial statements.

Informed Decisions Corporation

dba CASHNet

Notes To Financial Statements

1. Summary of Significant Accounting Policies

General

Informed Decisions Corporation™ (the Company) provides hosted software solutions, services and best practices training to colleges, universities and health networks. The Company offers a suite of products, called CASHNet®, that automate cashiering, payment processing, billing, and tracking and enable on-line bill presentment and payment functions for the institutions served in an installed or hosted environment. The Company provides customers with a single repository of information for all payments and tender types. The Company offers an ASP electronic payment processing solution, called CASHNet® SmartPay, to clients that enables their customers to make payments via credit card or electronic check. The Company’s clients are primarily colleges and universities, including two-year, four-year, public, and private institutions, across the country. The Company has been in business since 1983 and is headquartered in California, with remote sales or support personnel in New Mexico, New York, Maryland, Oregon, and Florida. The Company currently operates under the name Informed Decisions Corporation dba CASHNet®.

The CASHNet® suite of products and services automate cashiering, payment processing, and on-line bill presentment and payment functions for the institutions it serves. In 2004 the Company decided to focus exclusively on its array of hosted solutions and currently only provides installed solutions to a few customers. The Company’s hosted ASP payment processing solution, CASHNet.com®, provides the safest and easiest way to manage and control payments on the college and university campus. The CASHNet.com® service includes the Company’s outsourced third-party payment service, CASHNet® SmartPay, which has been in the market since May 2000.

As described in Note 12, The Company was acquired by another entity effective November 19, 2009.

Revenue Recognition and Deferred Revenue

The Company derives its revenues primarily from three sources: (1) License and subscription revenues for managed services which are comprised of fees from customers accessing its on demand application service, (2) CASHNet® SmartPay, and (3) related professional services including implementation fees associated with the initial deployment of our services and minor equipment sales.

The Company recognizes revenue when all of the following conditions are met: (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) the service has been provided to the customer, (iii) the price to the customer is fixed or determinable, and (iv) collection of the revenues is probable. The Company’s arrangements do not contain general rights of return or refund privileges.

License and subscription revenues are recognized ratably over the contract terms beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Revenue from CASHNet® SmartPay is recognized monthly and reflects the Service Charge on the items paid by our client’s customers via our service.

A few older customer subscription agreements for which we provide installed solutions versus hosted solutions, required us to provide future enhancements. In these situations, the Company recognized its subscription services revenue using a Proportional Performance Model and did not defer subscription service revenue when such contract provisions existed because the customer was receiving ongoing service and the potential future enhancements were considered inconsequential and had no impact on the product’s current functionality.

Professional services and other revenues, when sold with subscription and support offerings, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts, and when the service projects are complete for fixed price contracts. For professional fees associated with the initial deployment of our services, the revenues and related direct costs are initially deferred and are recognized ratably over the contract terms beginning on the commencement date of the license and subscription (which generally approximate five years). See Note 2 for additional information regarding the Company’s billing policies and deferred revenue.

Informed Decisions Corporation

dba CASHNet

Notes to Financial Statements—(Continued)

As of March 31, 2009 and 2008, total deferred revenues were $7,107,374 and $4,411,122, respectively, of which $6,009,227 and $3,764,297, respectively, were classified as current liabilities.

Cash, Cash Equivalents, and Depository Cash Accounts

The Company considers all highly liquid debt instruments with maturities of three (3) months or less to be cash equivalents. No cash equivalents existed at March 31, 2009 and 2008.

The Company’s services include accepting credit card payments from students for tuition payments made online through the Company’s SmartPay product. The tuition payments are deposited into bank accounts controlled by the Company (the depository accounts) and each client has its own separate account. Under the agreements made with the participating universities, the Company guarantees that the tuition payments will be remitted to the university within ten days of receipt. Funds not yet remitted to the universities are treated as a reduction in the depository account balance. As of March 31, 2009 and 2008 those amounts totaled approximately $2.8 million and $3.3 million. Included in the net depository cash accounts are funds to be remitted to the credit card companies for processing fees, the Company’s last month of SmartPay revenue which is remitted shortly after month end and the Company’s contribution to open the account.

Concentration of Credit Risk

The Company maintains its operating cash balances at one financial institution. Accounts at the institution are insured by the Federal Deposit Insurance Corporation up to a certain amount. Such deposits may be in excess of the amount of the insurance provided by the federal government on such deposits. To date, the Company has not experienced any losses on such deposits.

The Company’s SmartPay depository accounts, one for each client, are also maintained at the same major financial institution. For insurance purposes, the balances in these accounts are considered to be the property of the student until transferred to the respective university. The bank insures each student’s deposit individually, rather than insuring the balance of the account as a whole.

No customer accounted for more than 10% of accounts receivable as of March 31, 2009 and 2008.

Inventory

Inventory consists of Hot Swap finished goods and are stated at the lower of cost (first-in, first-out) or market value.

Property and Equipment

All assets are carried at cost. Expenditures for furniture and other equipment over $200 and for computer equipment over $500 are capitalized. The Company provides for depreciation of assets over their useful lives of between two and five years for all assets, on a straight-line basis.

Computer Software Development Costs and Research and Development

Development costs related to software products to be sold are expensed as incurred as research and development until technological feasibility of the product has been established. Software development costs incurred after technological feasibility is reached, and before release to customers, are capitalized to the degree the amounts are material. Commencing in fiscal year 2005 the Company began capitalizing the costs related to certain employee compensation and outside consultants directly associated with various new products developed for internal use in their hosted software solution. Total costs associated with research and development activities, primarily employee compensation and consulting costs, during the year ended March 31, 2009 and for the nine months ended March 31, 2008 totaled $1,361,182 and $577,620, respectively, and is included in cost of revenues.

As of March 31, 2009 and 2008, $1,015,241 of software development costs has been capitalized. These costs were incurred through consulting agreements with related parties (see note 4). These costs are being amortized over the revenue producing lives of the products, estimated to be five years. Amortization of the product development costs commences upon the products release. The amortization expense for the year ended March 31, 2009 and for the nine

Informed Decisions Corporation

dba CASHNet

Notes to Financial Statements—(Continued)

months ended March 31, 2008 totaled $159,988 and $72,831, respectively. The accumulated amortization at March 31, 2009 and 2008 totaled $343,574 and $183,586, respectively.

Impairment of Long-Lived Assets

Long-lived assets, including computer software development costs held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived is based upon an estimate of undiscounted future cash flows resulting from the use of the asset. Measurement of an impairment loss for long lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying value of fair value less costs to sell. As of March 31, 2009 and 2008, the Company does not believe that any long-lived assets are impaired.

Deferred Costs

Direct costs, primarily payroll related, pertaining to the initial deployment of our services are initially deferred and are recorded as expense ratably over the contract terms beginning on the commencement date of the license and subscription. The deferred costs are amortized over the same five year period in which deferred deployment revenue is recognized. As of March 31, 2009 and 2008, total deferred costs were $2,052,961 and $1,128,283, respectively, of which $669,358 and $293,086, respectively, were classified as current assets.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company adopted accounting for uncertainties in income taxes effective April 1, 2009.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Discontinued Operations

As described in Note 12 to the financial statements, in connection with the sale of the Company in November 2009, the Company distributed a technology asset to the stockholders of the Company that had a book value of approximately $225,000 and had been previously acquired from a related party in March 2008. The asset qualifies as a separate business component. The Company undertook limited activity of this asset until April 2009, thus there is no separate operating activity to be reported as discontinued operations for the periods ended March 31, 2009 and 2008. The technology asset of $225,000 has been reflected on the balance sheet at March 31, 2009 and 2008 as asset held for sale.

2. Accounts Receivable

	March 31, 2009	March 31, 2008

Accounts receivable consist of the following:
Accounts receivable	$2,903,637	$2,144,846
Less allowance for discounts	(447,461)	(291,965)

	$2,456,176	$1,852,881

Informed Decisions Corporation

dba CASHNet

Notes to Financial Statements—(Continued)

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for credit losses based upon its estimates and such losses have not been material. Therefore, management has not recorded an allowance for doubtful accounts. If amounts become uncollectible, they will be charged to operations when that determination has been made. Actual credit losses may differ from estimates and such differences could be material to the financial statements. The Company allows a 20% discount on renewal annuity maintenance contracts that are paid within a certain time frame. The Company bills renewal subscriptions up to 90 days in advance of subscription period commencement and records the amount in deferred revenue. Customers are obligated to cancel 90 days prior to their anniversary/renewal date or they are liable for the next year’s license fee.

3. Property and Equipment

Property and equipment is summarized as follows:

	March 31, 2009	March 31, 2008
Computer equipment	$448,114	$398,704
Furniture and fixtures	86,635	65,171
Other equipment	94,734	94,734

Subtotal	629,483	558,609
Less accumulated depreciation	(518,354)	(447,581)

	$111,129	$111,028

Depreciation expense was $70,773 for the year ended March 31, 2009 and $50,356 for the nine months ended March 31, 2008.

4. Related Party Transactions

The Company has a loan agreement with its 49% stockholder that carries an interest rate of 9% and is due in June 2010. The Company is currently paying periodic monthly installments of $1,500 on this note.

	March 31, 2009	March 31, 2008
Notes payable—Stockholder	$20,003	$28,134
Less current portion	(6,231)	(14,716)

Total notes payable less current portions	$13,772	$13,418

The accrued interest on this note, included in accrued expenses, was $9,869 and $18,136 at March 31, 2009 and 2008, respectively. The Company incurred interest expense on the note payable to the stockholder of $1,941 and $1,025 during the year ended March 31, 2009 and for the nine months ended March 31, 2008, respectively.

The Company has worked with its 51% majority stockholder under a technology consulting agreement to perform various software development and research, some which is performed outside the United States.

For the year ended March 31, 2009 and for the nine months ended March 31, 2008, the Company incurred fees of $1,070,660 and $727,821, respectively, from the related entity of which $0 and $253,778, respectively, have been capitalized in “Computer Software Development Costs” and the balance recorded in cost of goods sold.

The Company’s 51% stockholder also controls other entities whose operations are similar to those of the Company. During March, 2008 the Company paid one of these entities for a software product. As described in Note 12, this software product was distributed to the stockholders in connection with the acquisition of the Company effective November 19, 2009. At March 31, 2009 and 2008 the net book value of the asset is $225,000 and classified as an asset held for sale.

In May 2006, the Company entered into a hosting and MIS services support agreement with the 51% majority stockholder. The agreement requires a monthly fee of approximately $7,250 plus additional fees. The agreement can be cancelled by providing a 30 day notice. For the year ended March 31, 2009 and the nine months ended March 31, 2008,

Informed Decisions Corporation

dba CASHNet

Notes to Financial Statements—(Continued)

the Company incurred approximately $95,250 and $144,500, respectively, of expense associated with this agreement and such costs are included in cost of goods sold.

As of March 31, 2009 and 2008, $102,605 and $1,805,353, respectively, remains unpaid to the majority stockholder and an affiliate company for such services. No interest is being charged on the unpaid balance.

5. Line of Credit

On September 5, 2007, the Company obtained a revolving line of credit with a bank for borrowings up to $300,000. The line of credit expired in August 2008 and was not renewed. There were no outstanding balances as of March 31, 2009 and 2008.

6. Notes Payable

On September 5, 2007, the Company borrowed $25,000 from a financial institution bearing a fixed interest rate of 8.75%. The loan is secured by the assets of the Company and is payable in monthly installments of principal and interest, and matures in March 2010.

On April 10, 2008, the Company borrowed $50,000 from the same financial institution bearing a fixed interest rate of 6%. The loan is secured by the assets of the Company and is payable in monthly installments of principal and interest, and matures in September 2010.

Notes payable comprise the following as of:

	March 31, 2009	March 31, 2008
Note payable	$11,354	$21,118
Note payable	32,394	—

Total notes payable	43,748	21,118
Less current portion	(31,543)	(11,351)

Total notes payable less current portion	$12,205	$9,767

Future minimum payments on the notes payable are as follows:

For the year ending:
2010	$31,543
2011	12,205

$43,748

7. Equity

In October 2005, the Company’s sole stockholder sold 51% of his common stock. In connection with that transaction, the Company’s articles of incorporation were amended, authorizing 100,000 shares of preferred stock. Simultaneously the Company’s new majority stockholder entered into an agreement to purchase 1,240 shares of Series A preferred stock for $1,240,000 from the Company. The purchase price for the stock was evidenced by a promissory note. The promissory note bore interest at 8% and was due in full on September 30, 2008. The Note was paid in full in October of 2008. No interest was paid and no interest has been accrued as of March 31, 2009.

In September 2008, the Company advanced funds and issued a note receivable to the majority stockholder for $1,000,000. The note bears interest rate of prime plus 1%. Principal and accrued interests are due in October 2009. As of March 31, 2009, the balance of the note and accrued interest receivable is $1,000,000 and $30,000 respectively. As described in Note 12, this note receivable was settled in connection with the acquisition of the company effective November 19, 2009. For purposes of financial statements presentation, the subsequent issuance of this note is considered to be an extension of the above mentioned $1.24 million note and is treated as a contra equity account.

Informed Decisions Corporation

dba CASHNet

Notes to Financial Statements—(Continued)

The holders of Series A preferred shares are entitled to certain liquidation preferences upon liquidation or dissolution of the Company before any assets are distributed to the holders of common stock. The Series A preferred stock also contains certain provisions which allow or require the shares to be converted to common stock upon certain events, such as a public offering raising more than $5 million. Additionally, the Series A preferred shares are entitled to receive cumulative annual dividends of $0.05 per share if dividends are declared by the board of directors. No such dividends have been declared. The Series A preferred shares have no voting rights and are not redeemable. As described in Note 12, the Series A preferred shares were redeemed in connection with the acquisition of the Company effective November 19, 2009.

As of March 31, 2009 and 2008, there was one stock option outstanding, originally issued in 1995, allowing the holder to purchase 2,500 shares of common stock for $1.50 per share. The option has no expiration date, is fully vested and is not part of a formal stock option plan. As described in Note 12, this stock option was repurchased in conjunction with the acquisition of the Company effective November 19, 2009.

8. Provision for Income Taxes

The provision (benefit) for income taxes consists of the following:

	March 31, 2009	March 31, 2008

Current:
Federal tax	$(1,352)	$(10,742)
State tax	16,330	800

Subtotal	14,978	(9,942)

Deferred tax:
Federal	(209,900)	—
State	—	—

Subtotal	(209,900)	—

Total (benefit from) provision for income taxes	$(194,922)	$(9,942)

A summary of net deferred tax assets is as follows:

	March 31, 2009	March 31, 2008

Loss carryforwards	$598,460	$171,720
Tax credits	227,711	197,446
Reserves and accruals	50,540	40,280
Deployment costs, net	(170,000)	(84,000)
Depreciation	(120,000)	(75,000)

	586,711	250,446
Valuation allowance	(194,711)	(68,346)

Net deferred tax	$392,000	$182,100

The valuation allowance increased by $126,365 for the year ended March 31, 2009 and decreased by $50,554 for the nine months ended March 31, 2008. As of March 31, 2009 and 2008, $320,000 and $90,000, respectively, of the deferred tax assets are classified as a current asset as this is the portion expected to be used in the next fiscal year. The remaining portion of the deferred tax asset, $72,000 and $92,100, has been classified as a long term asset. As a result of the equity transaction in October 2005 which resulted in a change of ownership, utilization of the loss carry forwards and tax credits incurred prior to October 2005 are subject to severe limitations. The lengthy period of time required to realize the deferred tax assets creates uncertainty and thus necessitates a valuation allowance for a portion of the deferred tax asset.

At March 31, 2009, the Company has net operating loss carry forwards of approximately $1,586,000 for federal income tax purposes and $203,000 for state income tax purposes. The net operating loss carry forwards begin expiring in

Informed Decisions Corporation

dba CASHNet

Notes to Financial Statements—(Continued)

2024 for federal income tax purposes and 2013 for state income tax purposes. At March 31, 2009, the Company had estimated R&D credit carryforwards of $123,000 for federal income tax purposes and $89,000 for state income tax purposes. The credit carryforwards begin expiring in 2021 for federal tax purposes and have no expiration for state tax purposes.

As described in Note 12, the Company was acquired on November 19, 2009 and as result will no longer file separate tax returns subsequent to that date. Net operating losses available through November 19, 2009 are expected to be used by the acquiring company based upon the terms of the transaction.

9. Operating Lease

The Company leases office facilities for its California headquarters. The lease is non-cancelable and it expires in May 2010. Future minimum rental payments required under the lease are $218,570.

Rent expense charged to operations was $189,928 and $135,982 for the year ended March 31, 2009 and the nine months ended March 31, 2008, respectively.

10. Commitments and Contingencies

The Company has a retirement plan under Section 401(k) of the Internal Revenue Code and a profit sharing plan. Substantially all full time employees are eligible to participate in the plans. Company contributions are discretionary. No contributions were made to the plans during the year ended March 31, 2009 and for the nine months ended March 31, 2008.

The Company has entered into a contractual agreement with a telecommunications provider that will provide data and telecommunication capabilities associated with its hosted software solutions. The agreement requires monthly payments of approximately $22,390 through October 2011. If the Company terminates the agreement prior to the autorenewal date, a termination fee equal to 90% of future unpaid obligations would be due and payable.

The Company has entered into a contractual agreement with a software provider (the Provider) that specializes in developing and licensing administrative software for educational institutions. The agreement required the Provider to create a product which would interface with the Company’s electronic payment services. As part of the agreement, the Provider and the Company will join their marketing efforts. Consideration for these services includes royalty fees ranging from 5% to 50% of the annual subscription fees charged to each customer licensed under this arrangement. The term of the contract is for two years unless terminated sooner with a written notification.

In connection with the Company’s SmartPay service charge income, they have entered into various agreements with the credit card companies that require the Company at the beginning of each month to remit a fee based upon SmartPay service charge income collected. The fee paid to the credit card companies is included in cost of goods sold.

In the normal course of business, the Company may be involved in disputes over various issues, including its technology. The Company does not have any patents on its software products but vigorously defends its legal rights and itself against all claims.

11. Correction of Errors and Reclassifications

As mentioned in Note 1, the revenues and costs for deployment are initially deferred and recognized ratably over the contract terms beginning on the commencement date of the license and subscription. In the past, the Company erroneously recorded the fees and costs associated with the initial deployment of our services as revenues and expenses, respectively, on the commencement date of the license and subscription (for revenues) and when incurred (for costs). Certain balances in the accompanying statements of operations were changed to conform with the correction of errors made. There was no impact on retained earnings (accumulated deficit) for the periods prior to July 1, 2007.

The accompanying financial statements were restated to correct the following errors related to deployment:

•

Overstatement of revenue totaling $678,282 and $421,841 and cost of goods sold totaling $924,679 and $662,730, which resulted in overstatement of net loss by $246,390 and $240,888 for the year ended March 31, 2009 and the nine months ended March 31, 2008, respectively.

Informed Decisions Corporation

dba CASHNet

Notes to Financial Statements—(Continued)

•	Understatement of deferred costs by $2,052,961 and $1,128,283 as of March 31, 2009 and 2008, respectively.

•	Understatement of deferred revenue by $1,565,675 and $887,394 as of March 31, 2009 and 2008, respectively.

•	Understatement of stockholders equity by $487,286 and $240,889 at March 31, 2009 and 2008.

The Company changed its presentation of depository cash accounts from previously issued financial statements. The balance of depository cash due to universities was previously included in the depository cash account balance with a corresponding depository cash liability. The balance of depository cash accounts is net of the amounts due to universities which approximates $2.8 million and $3.3 million at March 31, 2009 and 2008.

As described in Note 7, a related party note receivable with principal and accrued interest totaling $1,030,000 at March 31, 2009 has been reclassified from an asset to a contra equity account.

12. Business Acquisition—Subsequent Event

Effective at the close of business on November 19, 2009, the stockholders of the Company entered into a stock purchase agreement with Higher One Inc., a Delaware corporation (Higher One). The stock purchase agreement stipulates the terms and rights of all outstanding shares of the Company in exchange for current and future cash consideration substantially in excess of the Company’s current net book value. The agreement included several key provisions and actions which were undertaken by the Company in conjunction with and just prior to the closing of the transaction. Such actions and key provisions are as follows:

•	The receipt of signed non-compete agreements from the Company’s stockholders.

•	Transition services agreements with key employees.

•

The Company’s stockholders and Higher One have agreed to indemnify each other with respect to certain elements of the transaction. Such indemnifications could result in the Company’s stockholders receiving reduced future cash payments if claims are made by Higher One for certain matters, including any tax owed by the Company for periods prior to the closing date.

•

Immediately prior to the closing, the transfer/distribution of a technology asset with a net book value of approximately $225,000, was completed to a new entity owned and controlled by the Company’s stockholders. The asset generated no revenue and the Company incurred minimal expenses associated with the asset prior to April 2009. The technology asset had previously been acquired from a related party.

•

Redemption of the Company’s issued and outstanding preferred stock in connection with the repurchase/exchange of the outstanding Preferred A stock for the cancellation of a note receivable due from the majority stockholder. The book value of the preferred stock was $1,240,000 and the book value of the note receivable was $1,067,890 at the time of the exchange. The difference has been recorded as an adjustment total stockholder’s equity prior to closing.

•

Agreement between the Company and one employee to exchange the employee’s right to acquire 2,500 shares of common stock for a bonus related to prior service. The payment of approximately $640,000 was accrued at November 19, 2009 and paid shortly thereafter.

The Company has evaluated all events occurring subsequent to March 31, 2009 through March 16, 2010 and with the exception of the items noted above, nothing has occurred outside of the normal course of operations. The Company had originally issued their March 31, 2009 financial statements in April 2009 and has thus updated their evaluation based upon the reissuance of the financial statements.

Informed Decisions Corporation

dba CASHNet

Financial Statements

for the six months ended September 30, 2009 and 2008

(unaudited)

Informed Decisions Corporation

dba CASHNet

Balance Sheets

September 30, 2009 and 2008

	September 30, 2009	September 30, 2008
	(unaudited)	(unaudited)

Assets
Current assets:
Cash	$1,379,646	$2,525,557
Depository accounts, net	1,102,361	940,124
Accounts receivable, net	2,111,109	1,528,729
Inventory	18,406	7,871
Prepaid expenses	185,059	164,585
Deferred costs—current	763,238	434,573
Deferred taxes—current	320,000	210,000

Total current assets	5,879,819	5,811,439
Property and equipment, net	104,995	124,256
Computer software development costs, net	345,453	543,630
Assets held for sale	225,000	225,000
Deferred costs—long term	1,700,368	1,216,779
Deferred taxes—long term	72,000	92,100
Other assets	15,612	15,612

Total assets	$8,343,247	$8,028,816

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$74,683	$63,881
Accrued expenses	1,531,780	1,027,964
Related party payable	86,528	1,656,129
Deferred rent	15,549	36,296
Deferred revenue-current	7,191,587	4,544,356
Current portion of notes payable	34,830	37,789

Total current liabilities	8,934,957	7,366,415
Note to stockholder	13,772	7,658
Notes Payable	—	32,952
Deferred revenue—long term portion	1,502,488	925,048

Total liabilities	10,451,217	8,332,073

Commitments, contingencies, and subsequent events (Note 10 and 12)

Stockholders’ deficit:
Convertible preferred stock, no par value, 100,000 shares authorized, 1,240 shares Series A issued and outstanding	1,240,000	1,240,000
Less-convertible preferred stock Series A note receivable	(1,030,000)	(1,240,000)
Common stock, no par value, 900,000 shares authorized, 100,000 shares issued and outstanding	50,000	50,000
Additional paid in capital	44,073	44,073
Accumulated deficit	(2,412,043)	(397,330)

Total stockholders’ deficit	(2,107,970)	(303,257)

Total liabilities and stockholders’ deficit	$8,343,247	$8,028,816

The accompanying notes are an integral part of these financial statements.

Informed Decisions Corporation

dba CASHNet

Statements of Operations and Accumulated Deficit

for the six months ended September 30, 2009 and 2008

	Six months ended September 30, 2009	Six months ended September 30, 2008
	(unaudited)	(unaudited)
Revenue:
SmartPay service charge	$6,978,734	$4,790,250
License and subscription	2,857,813	1,870,968
Professional Services and other	318,665	233,645

Total Revenue	10,155,212	6,894,863
Cost of revenues	6,978,026	5,245,673

Gross profit	3,177,186	1,649,190
Sales and marketing expense	1,536,561	1,380,405
General and administrative expense	1,074,074	900,291

Operating income (loss)	566,551	(631,506)

Other expense:
Interest expense	2,178	2,990
Other expense	50,496	3,010

Total other expense	52,674	6,000

Net income (loss) before income taxes	513,877	(637,506)
Benefit from income taxes	—	112,281

Net income (loss) from continuing operations	513,877	(525,225)
(Loss) associated with discontinued operations	(185,844)	—

Net income (loss)	328,033	(525,225)
Retained earnings (accumulated deficit), beginning of period	(690,076)	127,895
Less-cumulative impact of uncertain income taxes	(50,000)	—
Less-dividends paid	(2,000,000)	—

Accumulated deficit, end of period	$(2,412,043)	$(397,330)

The accompanying notes are an integral part of these financial statements.

Informed Decisions Corporation

dba CASHNet

Statements of Cash Flows

for the six months ended September 30, 2009 and September 30, 2008

	Six months ended September 30, 2009	Six months ended September 30, 2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$328,033	$(525,225)
to net cash (used in) provided by operating activities:
Depreciation and amortization	127,502	102,226
(Increase) decrease in:
Depository accounts, net	(373,487)	(447,338)
Accounts receivable, net	345,067	324,152
Inventories	(10,534)	1
Prepaid expenses and other current asset	(58,024)	12,550
Deferred Deployment	138,588	(138,089)
Deferred taxes	—	(120,000)
Other assets	—	16,426
Increase (decrease) in:
Accounts payable	(84,282)	(84,484)
Related party payable	(16,077)	(149,224)
Accrued expenses	450,199	329,035
Deferred rent	(12,484)	(7,842)
Deferred revenue	1,037,470	673,302

Net cash (used in) provided by operating activities	1,871,971	(14,510)

Cash flows from investing activities:
Cash payments for equipment and capitalized software	(20,147)	(52,429)

Cash flows from financing activities:
Proceeds from issuance of debt	—	50,000
Principal payments on notes payable	(15,151)	(20,852)
Dividends	(2,000,000)	—

Net cash provided by financing activities	(2,015,151)	29,148

Net decrease in cash	(163,327)	(37,791)
Cash, beginning of period	1,542,973	2,563,348

Cash, end of period	$1,379,646	$2,525,557

Supplemental cash flow information—cash paid for:
Interest expense	$2,178	$2,990

Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

Informed Decisions Corporation

dba CASHNet

Notes to Financial Statements

(unaudited)

1. Summary of Significant Accounting Policies

Business

Informed Decisions Corporation™ (the Company) provides hosted software solutions, services and best practices training to colleges, universities and health networks. The Company offers a suite of products, called CASHNet®, that automate cashiering, payment processing, billing, and tracking and enable on-line bill presentment and payment functions for the institutions served in an installed or hosted environment. The Company provides customers with a single repository of information for all payments and tender types. The Company offers an ASP electronic payment processing solution, called CASHNet® SmartPay, to clients that enables their customers to make payments via credit card or electronic check. The Company’s clients are primarily colleges and universities, including two-year, four-year, public, and private institutions, across the country. The Company has been in business since 1983 and is headquartered in California, with remote sales or support personnel in New Mexico, New York, Maryland, Oregon, and Florida. The Company currently operates under the name Informed Decisions Corporation dba CASHNet®.

The CASHNet® suite of products and services automate cashiering, payment processing, and on-line bill presentment and payment functions for the institutions it serves. In 2004 the Company decided to focus exclusively on its array of hosted solutions and currently only provides installed solutions to a few customers. The Company’s hosted ASP payment processing solution, CASHNet.com®, provides the safest and easiest way to manage and control payments on the college and university campus. The CASHNet.com® service includes the Company’s outsourced third-party payment service, CASHNet® SmartPay, which has been in the market since May 2000. As described in Note 11, the Company was acquired by another entity effective November 19, 2009.

Revenue Recognition and Deferred Revenue

The Company derives its revenues primarily from three sources: (1) License and subscription revenues for managed services which are comprised of fees from customers accessing its on demand application service, (2) CASHNet® SmartPay, and (3) related professional services including implementation fees associated with the initial deployment of our services and minor equipment sales.

The Company recognizes revenue when all of the following conditions are met: (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) the service has been provided to the customer, (iii) the price to the customer is fixed or determinable, and (iv) collection of the revenues is probable. The Company’s arrangements do not contain general rights of return or refund privileges.

License and subscription revenues are recognized ratably over the contract terms beginning on the commencement date of each contract. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. Revenue from CASHNet® SmartPay is recognized monthly and reflects the Service Charge on the items paid by our client’s customers via our service.

A few older customer subscription agreements for which we provide installed solutions versus hosted solutions, required us to provide future enhancements. In these situations, the Company recognized its subscription services revenue using a Proportional Performance Model and did not defer subscription service revenue when such contract provisions existed because the customer was receiving ongoing service and the potential future enhancements were considered inconsequential and had no impact on the product’s current functionality.

Professional services and other revenues, when sold with subscription and support offerings, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts, and when the service projects are complete for fixed price contracts. For professional fees associated with the initial deployment of our services, the revenues and related direct costs are initially deferred and are recognized ratably over the contract terms beginning on the commencement date of the license and subscription (which generally approximate five years). See Note 2 for additional information regarding the Company’s billing policies and deferred revenue.

Informed Decisions Corporation

dba CASHNet

Notes to Financial Statements—(Continued)

(unaudited)

As of September 30, 2009, total deferred revenue was $8,694,075, of which $7,191,587 was classified as a current liability. As of September 30, 2008, total deferred revenue was $5,469,404, of which $4,544,356 was classified as a current liability.

Cash, Cash Equivalents, and Depository Cash Accounts

The Company considers all highly liquid debt instruments with maturities of three (3) months or less to be cash equivalents. No cash equivalents existed at September 30, 2009 and 2008.

The Company’s services include accepting credit card payments from students for tuition payments made online through the Company’s SmartPay product. The tuition payments are deposited into bank accounts controlled by the Company (the depository accounts) and each client has its own separate account. Under the agreements made with the participating universities, the Company guarantees that the tuition payments will be remitted to the university within ten days of receipt. Funds not yet remitted to the universities are treated as a reduction in the depository account balance. As of September 30, 2009 and 2008 those amounts totaled $3.6 million and $1.9 million. Included in the net depository cash accounts are funds to be remitted to the credit card companies for processing fees, the Company’s last month of SmartPay revenue which is remitted shortly after month end and the Company’s contribution to open the account.

Concentration of Credit Risk

The Company maintains its operating cash balances at one financial institution. Accounts at the institution are insured by the Federal Deposit Insurance Corporation up to a certain amount.

Such deposits may be in excess of the amount of the insurance provided by the federal government on such deposits. To date, the Company has not experienced any losses on such deposits.

The Company’s SmartPay depository accounts, one for each client, are also maintained at the same major financial institution. For insurance purposes, the balances in these accounts are considered to be the property of the student until transferred to the respective university. The bank insures each student’s deposit individually, rather than insuring the balance of the account as a whole.

No customer accounted for more than 10% of accounts receivable as of September 30, 2009 and 2008.

Inventory

Inventory consists of Hot Swap finished goods and are stated at the lower of cost (first-in, first-out) or market value.

Property and Equipment

All assets are carried at cost. Expenditures for furniture and other equipment over $200 and for computer equipment over $500 are capitalized. The Company provides for depreciation of assets over their useful lives of between two and five years for all assets, on a straight-line basis.

Computer Software Development Costs and Research and Development

Development costs related to software products to be sold are expensed as incurred as research and development until technological feasibility of the product has been established. Software development costs incurred after technological feasibility is reached, and before release to customers, are capitalized to the degree the amounts are material. Commencing in fiscal year 2005 the Company began capitalizing the costs related to certain employee compensation and outside consultants directly associated with various new products developed for internal use in their hosted environment. Total costs associated with research and development activities, primarily employee compensation and consulting costs, during the six months ended September 30, 2009 and 2008 totaled $523,470 and $643,685, respectively, and is included in cost of revenues.

As of September 30, 2009 and 2008, $1,015,241 of software development costs has been capitalized. These costs were incurred through consulting agreements with related parties (see note 4). These costs are being amortized over the

Informed Decisions Corporation

dba CASHNet

Notes to Financial Statements—(Continued)

(unaudited)

revenue producing lives of the products, estimated to be five years. Amortization of the product development costs commences upon the products release. The amortization expense for the six months ended September 30, 2009 and 2008 totaled $101,214 and $63,025, respectively. The accumulated amortization at September 30, 2009 and 2008 totaled $444,788 and $246,611, respectively.

Impairment of Long-Lived Assets

Long-lived assets, including computer software development costs held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Determination of recoverability of long-lived is based upon an estimate of undiscounted future cash flows resulting from the use of the asset. Measurement of an impairment loss for long lived assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying value of fair value less costs to sell. As of September 30, 2009 and 2008, the Company does not believe that any long-lived assets are impaired.

Deferred Costs

Direct costs, primarily payroll related, pertaining to the initial deployment of our services are initially deferred and are recorded as expense ratably over the contract terms beginning on the commencement date of the license and subscription. The deferred costs are amortized over the same five year period in which deferred deployment revenue is recognized. As of September 30, 2009, total deferred costs were $2,463,606, of which $763,238 were classified as current assets. As of September 30, 2008, total deferred costs were $1,651,352, of which $434,573 were classified as current assets.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Effective April 1, 2009, the Company adopted the provisions of the FASB interpretation for tax accounting of uncertainties in income taxes. This standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized. Management has assessed the impact of its tax position based on its prior tax compliance practices and as a result, it recognized approximately a $50,000 increase in liability for unrecognized tax benefits, which was accounted for subsequently as an increase to the April 1, 2009 balance of accumulated deficit.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Discontinued Operations

As described in Note 11 to the financial statements, in connection with the sale of the Company in November 2009, the Company distributed a technology asset to the stockholders of the Company that had a book value of approximately $225,000 and had been previously acquired from a related party in March 2008. The asset qualifies as a separate business component. The Company undertook limited activity of this asset until April 2009 and expenses incurred

Informed Decisions Corporation

dba CASHNet

Notes to Financial Statements—(Continued)

(unaudited)

subsequent to that date are reflected in loss on discontinued operations on the statement of operations. The technology asset of $225,000 has been reflected on the balance sheet at September 30, 2009 and 2008 as asset held for sale.

2. Accounts Receivable

Accounts receivable consist of the following:

	September 30, 2009	September 30, 2008

Accounts receivable	$2,398,047	$1,725,877
Less allowance for discounts	(286,938)	(197,148)

	$2,111,109	$1,528,729

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for credit losses based upon its estimates and such losses have not been material. Therefore, management has not recorded an allowance for doubtful accounts. If amounts become uncollectible, they will be charged to operations when that determination has been made. Actual credit losses may differ from estimates and such differences could be material to the financial statements. The Company allows a 20% discount on renewal annuity maintenance contracts that are paid within a certain time frame. The Company bills renewal subscriptions up to 90 days in advance of subscription period commencement and records the amount in deferred revenue. Customers are obligated to cancel 90 days prior to their anniversary/renewal date or they are liable for the next year’s license fee.

3. Property and Equipment

Property and equipment is summarized as follows:

	September 30, 2009	September 30, 2008

Computer equipment	$468,262	$429,669
Furniture and fixtures	86,635	86,635
Other equipment	94,734	94,734

Subtotal	649,631	611,038
Less accumulated depreciation	(544,636)	(486,782)

	$104,995	$124,256

Depreciation expense was $26,282 and $39,201 for the six months ended September 30, 2009 and 2008, respectively.

4. Related Party Transactions

The Company has a loan agreement with its 49% stockholder that carries an interest rate of 9% and is due in June 2010. The Company is currently paying monthly installments of $1,500 on this note.

	September 30, 2009	September 30, 2008

Note payable—Stockholder	$20,000	$20,000
Less current portion	(6,228)	(12,342)

Total notes payable less current portion	$13,772	$7,658

The accrued interest on this note, included in accrued expenses, was $2,108 and $18,308 at September 30, 2009 and 2008, respectively. The Company incurred interest expense on the note payable to the stockholder of $1,941 and

Informed Decisions Corporation

dba CASHNet

Notes to Financial Statements—(Continued)

(unaudited)

$1,025 during the six months ended September 30, 2009 and 2008, respectively.

The Company has worked with its 51% majority stockholder under a technology consulting agreement to perform various software development and research, some which is performed outside the United States. For the six months ended September 30, 2009 and 2008, the Company incurred fees of $294,220 and $514,476, respectively, from the related entity all of which are recorded in cost of goods sold. The majority of capitalized software cost at September 30, 2009 and 2008 were incurred prior to April 2008 and paid to this related party.

The Company’s 51% stockholder also controls other entities whose operations are similar to those of the Company. During March 2008, the Company paid one of these entities for a software product. As described in Note 12, this software product was distributed to the stockholders in connection with the acquisition of the Company effective November 19, 2009. At September 30, 2009 and 2008 the net book value of the asset is $225,000 and classified as an asset held for sale.

In May 2006, the Company entered into a hosting and MIS services support agreement with the 51% majority stockholder. The agreement requires a monthly fee of approximately $7,250 plus additional fees. The agreement can be cancelled by providing a 30 day notice. For the six months ended September 30, 2009 and 2008, the Company incurred approximately $41,000 and $52,000, respectively, of expense associated with this agreement and such costs are included in cost of goods sold.

As of September 30, 2009 and 2008, $86,528 and $1,656,129, respectively, remains unpaid to the majority stockholder and an affiliate company for such services. No interest is being charged on the unpaid balance.

5. Line of Credit

On September 5, 2007, the Company obtained a revolving line of credit with a bank for borrowings up to $300,000. The line of credit expired in August 2008 and was not renewed.

6. Notes Payable

On September 5, 2007, the Company borrowed $25,000 from a financial institution bearing a fixed interest rate of 8.75%. The loan is secured by the assets of the Company and is payable in monthly installments of principal and interest, and matures in September 2009.

On April 10, 2008, the Company borrowed $50,000 from the same financial institution bearing a fixed interest rate of 6%. The loan is secured by the assets of the Company and is payable in monthly installments of principal and interest, and matures in September 2009.

Notes payable comprise the following as of:

	September 30, 2009	September 30, 2008

Note payable	$5,954	$16,519
Note payable	22,646	41,881

Total notes payable	28,600	58,400
Less current portion	(28,600)	(25,448)

Total notes payable less current portion	$—	$32,952

On November 19, 2009 as part of Higher One’s Stock Purchase Agreement, both of the above loans were paid off. No future minimum payment schedule is provided due to this subsequent event, see Note 12.

7. Equity

In October 2005, the Company’s sole stockholder sold 51% of his common stock. In connection with that

Informed Decisions Corporation

dba CASHNet

Notes to Financial Statements—(Continued)

(unaudited)

transaction, the Company’s articles of incorporation were amended, authorizing 100,000 shares of preferred stock. Simultaneously the Company’s new majority stockholder entered into an agreement to purchase 1,240 shares of Series A preferred stock for $1,240,000 from the Company. The purchase price for the stock was evidenced by a promissory note. The promissory note bore interest at 8% and was due in full on September 30, 2008. The Note was paid in full in October of 2008.

In September 2008, the Company issued a note receivable to the majority stockholder for $1,000,000, and subsequently advanced the funds in October 2008. The note bears interest rate of prime plus 1%. Principal and accrued interests are due in October 2009. As of September 30, 2009, the balance of the note and accrued interest receivable is $1,000,000 and $30,000 respectively. As described in Note 11, this note receivable was settled in connection with the acquisition of the Company effective November 19, 2009. For purposes of financial statements presentation the subsequent issuance of this note is considered to be an extension of the above mentioned $1.24 million note and is treated as a contra equity account.

The holders of Series A preferred shares are entitled to certain liquidation preferences upon liquidation or dissolution of the Company before any assets are distributed to the holders of common stock. The Series A preferred stock also contains certain provisions which allow or require the shares to be converted to common stock upon certain events, such as a public offering raising more than $5 million. Additionally, the Series A preferred shares are entitled to receive cumulative annual dividends of $0.05 per share if dividends are declared by the board of directors. No such dividends have been declared. The Series A preferred shares have no voting rights and are not redeemable. As described in Note 11, the series A preferred shares were redeemed in connection with the acquisition of the Company effective November 19, 2009.

As of September 30, 2009 and 2008, there was one stock option outstanding, originally issued in 1995, allowing the holder to purchase 2,500 shares of common stock for $1.50 per share. The option has no expiration date, are fully vested and are not part of a formal stock option plan. As described in Note 11, this stock option was repurchased in conjunction with the acquisition of the Company on November 19, 2009.

During the six months ended September 30, 2009 a dividend of $2,000,000 was paid pro-rata to shareholders.

8. Income Taxes

The Company’s tax year end is March 31. The Company estimates tax expense or benefit to interim periods based upon the estimated effective tax rate for the year. The Company estimated effective tax rate is 0% for the six months ended September 30, 2009 and 20% benefit for the six months ended September 30, 2008. Deferred tax assets at September 30, 2009 and 2008 of $392,000 and $302,000 are primarily related to the estimated future tax benefits of net operating tax loss carryforwards net of an appropriate valuation allowance which totaled $128,000 and $68,000 at March 31, 2009 and 2008. As described in Note 11, the Company was acquired on November 19, 2009 and as result will no longer file tax returns subsequent to that date. Net operating losses available through November 19, 2009 are expected to be used by the acquiring company based upon the terms of the transaction.

9. Operating Lease

The Company leases office facilities for its California headquarters. The lease is non-cancelable and it expires in May 2010. Future minimum rental payments required under the lease are $218,570.

Rent expense charged to operations was $95,118 and $96,497 for the six months ended September 30, 2009 and 2008, respectively.

10. Commitments and Contingencies

The Company has a retirement plan under Section 401(k) of the Internal Revenue Code and a profit sharing plan. Substantially all full time employees are eligible to participate in the plans. Company contributions are discretionary. No contributions were made to the plans during the six months ended September 30, 2009 and 2008.

The Company has entered into a contractual agreement with a telecommunications provider that will provide data

Informed Decisions Corporation

dba CASHNet

Notes to Financial Statements—(Continued)

(unaudited)

and telecommunication capabilities associated with its hosted software solutions. The agreement requires monthly payments of approximately $22,390 through October 2011. If the Company terminates the agreement prior to the autorenewal date, a termination fee equal to 90% of future unpaid obligations would be due and payable.

The Company has entered into a contractual agreement with a software provider (the Provider) that specializes in developing and licensing administrative software for educational institutions. The agreement required the Provider to create a product which would interface with the Company’s electronic payment services. As part of the agreement, the Provider and the Company will join their marketing efforts. Consideration for these services includes royalty fees ranging from 5% to 50% of the annual subscription fees charged to each customer licensed under this arrangement. The term of the contract is for two years unless terminated sooner with a written notification.

In connection with the Company’s SmartPay service charge income, they have entered into various agreements with the credit card companies that require the Company at the beginning of each month to remit a fee based upon SmartPay service charge income collected. The fee paid to the credit card companies is included in cost of goods sold.

In the normal course of business, the Company may be involved in disputes over various issues, including its technology. The Company does not have any patents on its software products but vigorously defends its legal rights and itself against all claims.

11. Business Acquisition and Subsequent Events

Effective at the close of business on November 19, 2009, the stockholders of the Company entered into a stock purchase agreement with Higher One Inc., a Delaware corporation (Higher One). The balance sheet presented is the historical balance of the Company just prior to the effective stock purchase agreement. The stock purchase agreement stipulates the terms and rights of all outstanding shares of the Company in exchange for current and future cash consideration substantially in excess of the Company’s current net book value. The agreement included several key provisions and actions which were undertaken by the Company in conjunction with and just prior to the closing of the transaction. Such actions and key provisions are as follows:

•	The receipt of signed non-compete agreements from the Company’s stockholders.

•	Transition services agreements from key employees.

•

The Company’s stockholders and Higher One have agreed to indemnify each other with respect to certain elements of the transaction. Such indemnifications could result in the Company’s stockholders receiving reduced future cash payments if claims are made by Higher One for certain matters, including any tax owed by the Company for periods prior to the closing date.

•

Immediately prior to the closing, the transfer/distribution of a technology asset with a net book value of approximately $225,000, was completed to a new entity owned and controlled by the Company’s stockholders. The asset generated no revenue and the Company incurred minimal expenses associated with the asset prior to April 2009. The technology asset had previously been acquired from a related party.

•

Redemption of the Company’s issued and outstanding preferred stock in connection with the repurchase/exchange of the outstanding Preferred A stock for the cancellation of a note receivable due from the majority stockholder. The book value of the preferred stock was $1,240,000 and the book value of the note receivable was $1,067,890 at the time of the exchange. The difference has been recorded as an adjustment to accumulated deficit prior to closing.

•

Agreement between the Company and one employee to exchange the employee’s right to acquire 2,500 shares of common stock for a bonus related to prior service. The bonus payment of approximately $640,000 was accrued at November 19, 2009 and paid shortly thereafter.

The Company has evaluated all events occurring subsequent to March 31, 2009 through March 16, 2010 and with the exception of the items noted above, nothing has occurred outside of the normal course of operations.

Exhibit Index

Exhibit No.		Description
2.1	(1)	Asset Purchase Agreement dated as of June 9, 2008 by and among Higher One, Inc., EduCard, LLC and the members listed therein.
2.2	(1)	Intellectual Property Purchase Agreement dated as of June 9, 2008 by and between Kevin Jones and Higher One, Inc. (the “Intellectual Property Purchase Agreement”).
2.3	(1)	First Amendment to the Intellectual Property Purchase Agreement dated as of May 7, 2009 by and between Kevin Jones and Higher One, Inc.
2.4	(1)	Second Amendment to the Intellectual Property Purchase Agreement dated as of August 21, 2009 by and between Kevin Jones and Higher One, Inc.
2.5	(1)	Stock Purchase Agreement dated as of November 19, 2009 by and among Higher One, Inc. and the shareholders of Informed Decisions Corporation listed thereto.
2.6	*	Third Amendment to the Intellectual Property Purchase Agreement dated as of May 5, 2010 by and between Kevin Jones and Higher One, Inc.
2.7	*	Fourth Amendment to the Intellectual Property Purchase Agreement dated as of December 10, 2010 by and between Kevin Jones and Higher One, Inc.
2.8	*	Fifth Amendment to the Intellectual Property Purchase Agreement dated as of February 3, 2010 by and between Kevin Jones and Higher One, Inc.
3.1	(2)	Second Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 18, 2010.
3.2	(2)	Bylaws of the Registrant effective as of June 16, 2010.
10.1	(1)	Amended and Restated Investor Rights Agreement dated as of August 26, 2008 by and among Higher One Holdings, Inc. and the shareholders listed thereto.
10.2	(1)	Services Agreement dated as of May 9, 2008 by and between The Bancorp, Inc. and Higher One, Inc.**
10.3	(1)	Lease Agreement dated as of November 1, 2007 by and between WE 150 Munson LLC and Higher One, Inc (the “New Haven Lease”).
10.4	(1)	Amendment No. 1 to the New Haven Lease dated as of June 5, 2009 by and between WE 150 Munson LLC and Higher One, Inc.
10.5	(1)	Amendment No. 2 to the New Haven Lease dated December 1, 2009 by and between WE 150 Munson LLC and Higher One, Inc.
10.6	(1)	Higher One Holdings, Inc. 2000 Stock Incentive Plan dated as of April 20, 2000, as amended on August 3, 2006.
10.7	(1)	Form of Higher One Holdings, Inc. Incentive Stock Option Agreement.
10.8	(1)	Form of Higher One Holdings, Inc. Non-Qualified Stock Option Agreement.
10.9	(1)	Form of Higher One Holdings, Inc. Stock Restriction Agreement.
10.10	(1)	Higher One Holdings, Inc. Short Term Incentive Plan, dated as of March 26, 2010
10.11	(1)	Higher One Holdings, Inc. 2010 Equity Incentive Plan, dated as of March 26, 2010
10.12	(1)	Form of Higher One Holdings, Inc. Stock Option Grant Agreement.
10.13	(3)	Credit Agreement, dated as of December 31, 2010, by and among Higher One, Inc., and Bank of America, N.A.
10.14	*	Guaranty dated as of December 31, 2010 by Higher One Holdings, Inc. in favor of Bank of America, N.A., as administrative agent.
10.15	*	Guaranty dated as of December 31, 2010 by Higher One Payments, Inc. in favor of Bank of America, N.A., as administrative agent.
10.16	*	Guaranty dated as of December 31, 2010 by Higher One Real Estate, Inc. in favor of Bank of America, N.A., as administrative agent.
10.17	*	Guaranty dated as of December 31, 2010 by Higher One Real Estate SP, LLC in favor of Bank of America, N.A., as administrative agent.
10.18	*	Guaranty dated as of December 31, 2010 by Higher One Machines, Inc. in favor of Bank of America, N.A., as administrative agent.
10.19	*	Stock Pledge Agreement dated as of December 31, 2010 by and between Higher One Holdings, Inc. and Bank of America, N.A., as administrative agent.
10.20	*	Lease Agreement dated as of May 21, 2010 by and between Higher One Payments, Inc. and

GSR II, LLC and LM Swan Way, LLC

21.1	*	List of Subsidiaries of Higher One Holdings, Inc.

23.1	*	Consent of PricewaterhouseCoopers LLP

23.2	*	Consent of Burr Pilger Mayer, Inc.

31.1	*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(1)	Incorporated by reference to exhibit filed with Registrant’s registration statement on Form S-1 (File No. 333-165673), as amended.
(2)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2010.
(3)	Incorporated by reference to exhibit filed with Registrant’s Report on Form 8-K filed on January 5, 2011
*	Filed herewith