Form 10-Q
period 2011-03-31
Higher One Holdings, Inc.
filed 2011-05-04
CIK 1486800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

As of April 29, 2011 there were 56,459,302 shares of common stock, par value $0.001 per share, outstanding.

HIGHER ONE HOLDINGS, INC.

INDEX TO REPORT ON FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Higher One Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands of dollars, except share and per share amounts)

(unaudited)

	December 31,	March 31,
	2010	2011
Assets
Current assets:
Cash and cash equivalents	$34,484	$51,832
Investments in marketable securities	14,697	15,982
Accounts receivable	2,622	4,530
Income receivable	3,719	4,854
Deferred tax assets	48	45
Prepaid expenses and other current assets	6,981	2,728
Restricted cash	8,250	8,250

Total current assets	70,801	88,221

Deferred costs	3,782	3,588
Fixed assets, net	9,919	11,934
Intangible assets, net	18,456	17,688
Goodwill	15,830	15,830
Other assets	653	699
Restricted cash	—	1,075

Total assets	$119,441	$139,035

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,063	$2,105
Accrued expenses	11,786	17,778
Acquisition payable	8,250	8,250
Deferred revenue	7,974	8,390

Total current liabilities	31,073	36,523

Deferred revenue	2,051	1,979
Deferred tax liabilities	2,926	1,442

Total liabilities	36,050	39,944

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 56,109,234 and 56,439,366 shares issued and outstanding at December 31, 2010 and March 31, 2011, respectively;	56	56
Additional paid-in capital	136,760	141,418
Accumulated deficit, net of 2008 $93,933 of stock tender transaction	(53,425)	(42,383)

Total stockholders’ equity	83,391	99,091

Total liabilities and stockholders’ equity	$119,441	$139,035

See notes to these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands of dollars, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2010	2011
Revenue:
Account revenue	$31,742	$41,999
Payment transaction revenue	3,844	4,305
Higher education institution revenue	2,677	4,376
Other revenue	607	703

Total revenue	38,870	51,383
Cost of revenue	12,539	17,433

Gross margin	26,331	33,950
Operating expenses:
General and administrative	7,799	9,772
Product development	969	785
Sales and marketing	3,904	5,464

Total operating expenses	12,672	16,021

Income from operations	13,659	17,929
Interest income	(1)	(25)
Interest expense	229	74

Net income before income taxes	13,431	17,880
Income tax expense	5,167	6,838

Net income	$8,264	$11,042

Net income available to common stockholders:
Basic	$1,712	$11,042
Participating securities	6,552	—

Diluted	$8,264	$11,042

Weighted average shares outstanding:
Basic	10,129,902	54,594,564
Diluted	54,871,662	59,547,255
Net income available to common stockholders per common share:
Basic	$0.17	$0.20
Diluted	$0.15	$0.19

See notes to these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands of dollars, except shares)

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2010	56,109,234	$56	$136,760	$(53,425)	$83,391

Stock-based compensation	—	—	1,304	—	1,304
Stock-based customer acquisition expense	—	—	2,647	—	2,647
Tax benefit related to options	—	—	385	—	385
Exercise of stock options	330,132	—	322	—	322
Net income	—	—	—	11,042	11,042

Balance at March 31, 2011	56,439,366	$56	$141,418	$(42,383)	$99,091

See notes to these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands of dollars)

(unaudited)

	Three Months Ended
	March 31,
	2010	2011
Cash flows from operating activities
Net income	$8,264	$11,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,626	1,677
Amortization of deferred finance costs	51	18
Non-cash interest expense	95	—
Stock-based customer acquisition expense	1,801	2,647
Stock-based compensation	849	1,304
Deferred income taxes	(985)	(1,481)
Loss on disposal of fixed assets	—	9
Changes in operating assets and liabilities:
Accounts receivable	(650)	(1,908)
Income receivable	(911)	(1,135)
Deferred costs	(483)	(166)
Prepaid expenses and other current assets	865	4,253
Other assets	(52)	(64)
Accounts payable	1,007	(958)
Accrued expenses	5,092	4,847
Deferred revenue	757	344

Net cash provided by operating activities	17,326	20,429

Cash flows from investing activities
Investment securities, available for sale:
Purchases	—	(4,285)
Proceeds from sales and maturities	—	3,000
Purchases of fixed assets, net of changes in construction payables of $0 and $1,060, respectively	(1,128)	(1,428)
Payment to escrow agent	—	(1,075)
Payment of acquisition payable	(1,750)	—

Net cash used in investing activities	(2,878)	(3,788)

Cash flows from financing activities
Repayment of capital lease obligations	(4)	—
Repayments of line of credit	(7,500)	—
Tax benefit related to options	—	385
Proceeds from exercise of stock options	338	322

Net cash (used in) provided by financing activities	(7,166)	707

Net change in cash and cash equivalents	7,282	17,348
Cash and cash equivalents at beginning of period	3,339	34,484

Cash and cash equivalents at end of period	$10,621	$51,832

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

The unaudited condensed consolidated financial statements have been prepared on a consistent basis as the audited consolidated financial statements as included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 and in the opinion of management include all normal recurring adjustments that are necessary for the fair statement of the Company’s interim period results reported herein. The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements reflect the financial position and results of operations of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

Basic and Diluted Net Income Available to Common Stockholders per Common Share

As discussed in Note 6 below, on June 22, 2010, the Company consummated an initial public offering of common stock. Had the Company made a distribution to stockholders prior to the initial public offering, all classes of preferred stock, would have participated pro rata in dividends if and when the Company declared a dividend. Therefore, the two class method of calculating basic net income per common share was applied for the three months ended March 31, 2010. Upon completion of the initial public offering, all classes of preferred stock converted to common shares. As a result, the two class method does not apply to the three months ended March 31, 2011.

Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per common share, the basic weighted-average number of shares is increased by the dilutive effect of restricted stock and stock

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands of dollars, except share and per share amounts)

(unaudited)

options using the treasury-stock method. The treasury-stock method assumes that the options or warrants are exercised at the beginning of the year (or date of issue if later), and that the company uses those proceeds to purchase common stock for the treasury at the average price for the reporting period.

The dilutive effect of restricted stock and stock options totaling 2,995,989 and 2,356,974 were not included in the computation of diluted net income per common share for the three months ended March 31, 2010 and 2011, respectively, as their effect would be anti-dilutive. Anti-dilutive securities are securities that upon conversion or exercise increase earnings per share (or reduce the loss per share).

Comprehensive Income

There are no comprehensive income items other than net income. There are no recorded unrealized gains or losses on the investments in marketable securities as of the balance sheet date. Comprehensive income equals net income for all periods presented.

Recent Accounting Pronouncements – Standards Implemented

We adopted each of the following standards on January 1, 2011. The adoption of these standards did not have a material impact on our results of operations, cash flows or financial position. There was no material impact to the units of accounting utilized by the Company, the way in which the Company allocates consideration to various units of accounting or changes in the pattern or timing of revenue recognition.

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

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are essential to the functionality of the product, and scopes these products out of current software revenue guidance. The new guidance includes factors to help companies determine what software elements are considered essential to the functionality of the product. The amendments subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010.

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

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands of dollars, except share and per share amounts)

(unaudited)

Recent Accounting Pronouncements – New Standards to be Implemented

In December 2010, the FASB issued amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. There will be no impact on the Company’s consolidated financial results as the amendments relate only to additional disclosures.

In December 2010, the FASB issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments are effective for fiscal years and interim periods beginning January 1, 2011 and are not expected to have a material impact on the Company’s consolidated financial statements.

3. Investments in Marketable Securities and Fair Value Measurements

As of March 31, 2011 and December 31, 2010, all of the Company’s investments in marketable securities were classified as available for sale. Amortized cost basis was equal to aggregate fair value for each of the major security types as reflected in the table below. The Company had no recorded unrealized gains or losses from investments as of December 31, 2010 and March 31, 2011. The contractual maturities of the Company’s available for sale securities ranged from one to fifteen months as of March 31, 2011. The following tables summarize our investments in marketable securities as of March 31, 2011 and December 31, 2010:

	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Other Than Temporary Impairments	Aggregate Fair Value
March 31, 2011
U.S. government debt securities	$14,980	$—	$—	$—	$14,980
Corporate debt securities	1,002	—	—	—	1,002

Total	$15,982	$—	$—	$—	$15,982

December 31, 2010
U.S. government debt securities	$13,695	$—	$—	$—	$13,695
Corporate debt securities	1,002	—	—	—	1,002

Total	$14,697	$—	$—	$—	$14,697

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands of dollars, except share and per share amounts)

(unaudited)

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2011 and December 31, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair values at March 31, 2011
Assets:
U.S. government debt securities	$14,980	$—	$—
Corporate debt securities	1,002	—	—

Total assets	$15,982	$—	$—

Liabilities	$—	$—	$—

	Level 1	Level 2	Level 3
Fair values at December 31, 2010
Assets:
U.S. government debt securities	$13,695	$—	$—
Corporate debt securities	1,002	—	—

Total assets	$14,697	$—	$—

Liabilities	$—	$—	$—

4. Real Estate Development Project

As of March 31, 2011, the Company has incurred approximately $4.6 million on a project to develop two existing commercial buildings located in New Haven, Connecticut into which the Company expects to move at the completion of the project in 2012. In connection with the real estate development project, Higher One, Inc. and Higher One Real Estate SP, LLC entered into an agreement with the Connecticut Development Authority which provides for sales and use tax relief for property purchases made for the project. The total amount of potential sales and use tax relief is $1 million. The conditions of the sales and use tax agreement require repayment to the Connecticut Development Authority of the actual amount of sales and use tax savings plus an additional 7.5% if Higher One, Inc. fails to meet certain criteria. In accordance with this obligation, Higher One, Inc. deposited $1.1 million into an escrow account in February 2011, which has been reflected on the condensed consolidated balance sheet as restricted cash.

5. Credit Facility

On December 31, 2010, Higher One, Inc. (“HOI”) entered into a senior secured revolving credit facility (the “Credit Facility”). As of March 31, 2011, $50 million in borrowings were available to the Company under the Credit Facility. The amount available to be drawn under the Credit Facility may be increased by an additional $50 million upon the request of the Company and the agreement of the lenders party to the Credit Facility. In addition, the Credit Facility provides for letters of credit of up to $3 million and includes certain restrictions on the amount of acquisitions the Company may complete. As of March 31, 2011, $50 million in borrowings were available to the Company under the Credit Facility and the Company was in compliance with all of the applicable affirmative, negative and financial covenants in the Credit Facility.

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands of dollars, except share and per share amounts)

(unaudited)

6. Capital Stock

Initial Public Offering

On June 22, 2010, the Company consummated an initial public offering of 3,569,395 shares of newly issued common stock and 6,780,605 shares offered by selling stockholders. The aggregate public offering price of the offering amount registered was $124.2 million and the offering did not terminate before all of the shares registered in the registration statement were sold. Proceeds to the Company of $37.2 million, net of issuance costs were used to pay outstanding amounts on the Company’s credit facility in effect at that time, make an escrow payment of $8.25 million related to the acquisition payable described in Note 7 below and fund working capital. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.

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

Preferred Stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock with a par value of $.001 per share. As of December 31, 2010 and March 31, 2011, no shares of preferred stock were outstanding.

7. Commitments and Contingencies

The Company and its subsidiaries, from time to time, are subject to litigation relating to matters in the ordinary course of business, as well as regulatory examinations, information gathering requests, inquiries and investigations. In February 2011, the New York Regional Office of the FDIC notified the Company that it is prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against the Company for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. Any such enforcement action could result in an order to pay restitution and civil money penalties. The Company has responded to the FDIC’s notification. In view of the inherent difficulty of predicting the outcome of regulatory matters, including the FDIC notification, the Company generally cannot predict what the eventual outcome of pending matters will be, what the timing of the ultimate resolution of these matters will be or the potential loss associated with these matters. In accordance with applicable accounting guidance, the Company would establish a liability for litigation and regulatory matters if and when those matters were to present loss contingencies that were both probable and reasonably estimable. With

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands of dollars, except share and per share amounts)

(unaudited)

respect to known contingencies, the Company believes that any ultimate liability resulting from such contingencies will not have a material adverse effect on the Company’s results of operations, financial position or cash flows.

On June 22, 2010, HOI provided notice and a certificate of claim for indemnity under the Stock Purchase Agreement by and among us and the former stockholders of IDC dated November 19, 2009, arising from certain misrepresentations and breaches of warranty. At the same time, we deposited $8.25 million, equal to the remaining balance of the post-closing payments, with an escrow agent. Separately, the former stockholders of IDC filed a complaint against HOI in the United States District Court for the Northern District of California (the “Complaint”) on July 20, 2010, disputing that misrepresentations were made and that warranties were breached; alleging breach of contract and anticipatory breach; and seeking a declaratory judgment ordering that the post-closing payments be made in accordance with the schedule set forth in the stock purchase agreement. HOI answered the Complaint on January 14, 2011, and also alleged counterclaims for breach of contract, negligent misrepresentation, and fraud. As of March 31, 2011 and December 31, 2010, the acquisition payable of $8.25 million was recorded as a liability on the balance sheet included in the financial statements included elsewhere in this report. On April 25, 2011, HOI and the former stockholders of IDC agreed to a settlement, the material terms of which are as follows: (a) $2 million of the amount held in escrow, plus pro-rated interest, is to be paid to HOI; (b) $6.25 million of the amount held in escrow, plus pro-rated interest, is to be paid to the former stockholders; and (c) HOI and the former stockholders generally and mutually release each other from all past and future claims, known and unknown, arising out of the stock purchase agreement and related transition services agreements between HOI and each of the former stockholders, relating to the operation or sale of IDC, including all indemnification and payment obligations, with the exception of certain rights, obligations and claims. The Company anticipates recording the impact of the settlement agreement in the quarter ending June 30, 2011.

In February 2009 and September 2010, HOI filed two separate complaints against TouchNet Information Systems, Inc., (“TouchNet”), in the United States District Court for the District of Connecticut alleging patent infringement related to TouchNet’s offering for sale and sales of its “eRefund” product in violation of one of two of the HOI’s patents. In the complaints, HOI sought judgments that TouchNet has infringed two of the HOI’s patents, a judgment that TouchNet pay damages and interest on damages to compensate HOI for infringement, an award of HOI’s costs in connection with these actions and an injunction barring TouchNet from further infringing HOI’s patent. TouchNet answered the complaint and asserted a number of defenses and counterclaims, including that it does not infringe HOI’s patent, that HOI’s patent is invalid or unenforceable and certain allegations of unfair competition and state and federal antitrust violations. In addition, TouchNet’s counterclaims sought dismissal of HOI’s claims with prejudice, declaratory judgment that TouchNet does not infringe HOI’s patent and that HOI’s patent is invalid or unenforceable, as well as an award of fees and costs related to the action, and an injunction permanently enjoining HOI from suing TouchNet regarding infringement of HOI’s patent. The parties are currently in the discovery stage of the proceeding. HOI intends to pursue the matter vigorously. There can be no assurances of success in these proceedings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes as included in our annual report on Form 10-K for the year ended December 31, 2010 and information contained elsewhere in such annual report on Form 10-K and in this quarterly report on Form 10-Q. The discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. Factors that might cause these differences include those described under “Risk Factors” in Part I, Item 1A of the annual report on Form 10-K and elsewhere in the annual report and in this quarterly report on Form 10-Q. The forward-looking statements included in this quarterly report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We cannot assure you that projected results or events will be achieved or will occur.

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

As of March 31, 2011, more than 440 campuses serving approximately 3.4 million students had purchased the OneDisburse® funds disbursement service and more than 340 campuses serving approximately 2.5 million students had contracted to use one or more of our CASHNet® payment products and services. As of March 31, 2011, there were approximately 1.8 million OneAccounts. Since the initial launch of our OneDisburse® funds disbursement service in 2002 and as of March 31, 2011, we have completed disbursement transactions with a total cash value of over $22 billion.

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

While revenue fluctuates over the course of the year, our fixed expenses remain relatively constant, resulting in wide disparities in our adjusted net income and net income from quarter to quarter. Typically, the first and third quarters account for the largest proportion of our revenues but an equal proportion of certain of our expenses, which results in higher income in the first and third quarters. This is primarily because the majority of financial aid is disbursed during these times of the year and higher education institutions tend to enroll more new students in the third fiscal quarter. We expect that this trend will continue going forward.

Our sales activities have continued to trend well. While our level of success in an underpenetrated market has always attracted the attention of other companies seeking to offer competing products and services, we believe that the depth and breadth of our experience, our reputation of providing excellent service and our singular focus on providing efficiency-enhancing payment services to the higher education space sets us apart from potential competitors. We continue to enhance our offerings and augment our services through increased customization and creating more personalized options for school administrators. As we have previously disclosed, competition remains a risk, but we are focused on maintaining our strategic and competitive advantage in the marketplace.

We continue to assess the impact of certain legislative and regulatory changes that have been enacted or made effective that may impact our operations and revenue. Effective July 1, 2010, the Federal Reserve Board amended the Electronic Funds Transfer Act implemented in its Regulation E (“Regulation E”) to limit the ability of financial institutions to assess overdraft fees for paying ATM and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents, or opts in, to the institution’s payments of overdrafts for these services. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was signed into law. The Act is widely expected to change many banking practices, but the scope and impact of many of the Act’s provisions are uncertain and will be determined through the rule making process. One portion of the Act restricts debit interchange fees, and if applied to us could have an adverse effect on our business. Our banking partner, The Bancorp Bank, has assets of less than $10 billion and should be exempt from these provisions of the Act. We will continue to evaluate the Act, the ongoing rule making process and their effect on our business and results of operations.

Results of Operations for the Three Months Ended March 31, 2010 and 2011

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Three Months Ended March 31, (Unaudited)
	2010	2011	$ Change	% Change
	(In thousands)
Account revenue	$31,742	$41,999	$10,057	32.3%
Payment transaction revenue	3,844	4,305	461	12.0%
Higher education institution revenue	2,677	4,376	1,699	63.5%
Other revenue	607	703	96	15.8%

Total revenue	38,870	51,383	12,513	32.2%
Cost of revenue	12,539	17,433	4,894	39.0%

Gross margin	26,331	33,950	7,619	28.9%
General and administrative expense	7,799	9,772	1,973	25.3%
Product development expense	969	785	(184)	(19.0%)
Sales and marketing expense	3,904	5,464	1,560	40.0%

Income from operations	13,659	17,929	4,270	31.3%
Interest and other expense, net	229	74	(155)	(67.7%)
Interest and other income, net	(1)	(25)	(24)	2400.0%

Income before income taxes	13,431	17,880	4,449	33.1%
Income tax expense	5,167	6,838	1,671	32.3%

Net income	$8,264	$11,042	$2,778	33.6%

	Three Months Ended March 31,
	2010	2011
Account revenue	81.7%	81.7%
Payment transaction revenue	9.9%	8.4%
Higher education institution revenue	6.9%	8.5%
Other revenue	1.5%	1.4%

Total revenue	100.0%	100.0%
Cost of revenue	32.3%	33.9%

Gross margin	67.7%	66.1%
General and administrative expense	20.1%	19.0%
Product development expense	2.5%	1.5%
Sales and marketing expense	10.0%	10.6%

Income from operations	35.1%	34.9%
Interest and other expense, net	0.6%	0.1%
Interest and other income, net	0.0%	0.0%

Income before income taxes	34.6%	34.8%
Income tax expense	13.3%	13.3%

Net income	21.3%	21.5%

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenue

Account revenue

The increase in account revenue was primarily due to an increase of 46.0%, or 0.5 million, in the number of OneAccounts from March 31, 2010 to March 31, 2011. Greater adoption and student enrollments at existing higher education institution clients accounted for 55.1% of the increase in the number of OneAccounts. The remaining increase was due to students choosing the OneAccounts at new higher education institution clients. The increase in the number of OneAccounts resulted in increases in interchange fees, ATM fees and other fees that our bank partner remits to us. While our historical experience has been that account revenue generated per OneAccount has been generally stable year over year, with total account revenue generally increasing proportionally with increases in the number of OneAccounts, the implementation of amendments to Regulation E in the third quarter of 2010 decreased the revenue per OneAccount compared to the same period in the prior year. We expect the account revenue per OneAccount to continue to be lower than in previous periods as the result of insufficient funds fee changes made in response to the Regulation E amendments to regulations through at least the second quarter of the fiscal year ending December 31, 2011.

Payment Transaction Revenue

The increase in payment transaction revenue was primarily due to an increase in the number of higher education institutions using our payment transaction product.

Higher Education Institution Revenue

The increase in higher education institution revenue was primarily due to an increase in subscription revenues for our CASHNet® suite of payment products. The increase in subscription revenue follows a consistent rate of revenue compared to the fourth quarter of 2010 and reflects amounts earned both on new modules sold to previously existing higher education institution clients, as well as sales of the CASHNet® suite of payment products to new higher education institution clients.

Other Revenue

The increase in other revenue was primarily due to an increase in the marketing incentive fees payable to us from MasterCard® and an increase in processing fees that our bank partner paid to us, which resulted primarily from an increase in aggregate OneAccount balances compared to the same period in 2010.

Cost of Revenue

The increase in cost of revenue was primarily due to an increase in the number of active OneAccounts, which contributed to increases in data processing expenses of $1.4 million, or 47.7%, customer service expenses of $0.9 million, or 79.3%, and network fees of $0.7 million or 31.7% contributed to the increase. Write-offs and the provision for uncollectible fees increased $1.6 million, or 70.2%, approximately $1.2 million of which related to losses associated with a theft at an unrelated third-party merchant. While we experience these losses in the normal course of our business, it is unusual for us to experience a loss of this magnitude in a short period of time. We intend to pursue various means to recover these losses; however, we cannot be certain of our ability to recover such amounts. We experienced an increase in transaction processing costs related to our CASHNet® payment transaction revenue of $0.4 million or 15.4%.

General and Administrative Expense

The increase in general and administrative expenses was driven primarily by an increase in professional fees of $0.6 million, or 130.4% driven by growth in the size and complexity of our business. In addition, there were increases of $0.3 million, or 8.9%, in cash-based employee compensation costs; $0.3 million, or 31.6%, in depreciation and amortization; and $0.3 million, or 36.0% of stock-based compensation expense.

Product Development Expense

The decrease in product development expense was primarily due to decreases in costs related to outsourced services and personnel costs.

Sales and Marketing Expense

The increase in sales and marketing expense was primarily due to an increase of $0.8 million, or 47.0%, in non-cash, stock-based sales acquisition expense related to the vesting of certain shares issued in connection with the acquisition of EduCard, LLC due to a higher average share price at the date of vesting as well as additional shares vesting. An increase of $0.4 million of cash-based sales acquisition expense related to the acquisition of Informed Decisions Corporation also contributed to the overall increase.

Interest Expense

The decrease in interest expense was primarily due to lower amortization of deferred financing costs of the Credit Facility, compared to the credit facility in place during 2010 and the accretion of acquisition payable during 2010 which became fully accreted throughout 2010 and no longer accrues interest. During the three months ended March 31, 2011, a zero balance was maintained on the Credit Facility.

Income Tax Expense

The increase in income tax expense was primarily due to an increase of $4.4 million, or 33.1%, of net income before taxes. The effective tax rates for the three months ended March 31, 2010 and 2011 were 38.5% and 38.2%, respectively. Our effective rate is expected to be between 37% and 39% for the 2011 fiscal year.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows from operations, borrowings under our Credit Facility, as defined below, and available-for-sale investments. As of March 31, 2011, we had $51.8 million in cash and cash equivalents, $16.0 million in available-for-sale investments and $50.0 million available under our Credit Facility. Our primary liquidity requirements are for working capital, capital expenditures, product development expenses and general corporate needs. As of March 31, 2011, we had working capital of $51.7 million.

Senior Secured Revolving Credit Facility

Higher One, Inc. entered into a senior secured revolving credit facility dated as of December 31, 2010. We refer to the credit facility, as the Credit Facility. The Credit Facility has a maximum amount available to be drawn of $100 million, of which $50 million is available currently and the remaining $50 million is available subject to lender approval. Any amounts drawn under the Credit Facility are payable in a single maturity on December 31, 2013. Higher One Holdings, Inc., and each of the wholly-owned subsidiaries of Higher One, Inc., is a guarantor of Higher One, Inc.’s obligations under the Credit Facility.

The Credit Facility is secured by a perfected first priority security interest in all of the capital stock of Higher One, Inc. and its subsidiaries, and substantially all of each Credit Facility guarantor’s tangible and intangible assets, other than intellectual property. Each of the Credit Facility guarantors’ has also granted to the administrative agent under the Credit Facility a negative pledge of the intellectual property of Higher One, Inc. and its subsidiaries, including patents and trademarks that are pending and acquired in the future.

As of March 31, 2011, Higher One, Inc. had no outstanding indebtedness under the Credit Facility.

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

In addition, the Credit Facility contains certain financial covenants that require we maintain a minimum EBITDA level of $50 million, a funded debt to EBITDA ratio not to exceed 2.00 to 1.00 and a fixed charge coverage ratio of at least 1.25 to 1.00. Each such financial covenant is measured using the financial results of the most recent four fiscal quarters. As of March 31, 2011, Higher One, Inc. was in compliance with all covenants under the amended Credit Facility.

Cash Flows

The following table presents information regarding our cash flows, cash and cash equivalents for the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31, (unaudited)
	2010	2011	$ Change	% Change
	(in thousands)
Net cash provided by (used for):
Operating activities	$17,326	$20,429	$3,103	17.9%
Investing activities	(2,878)	(3,788)	(910)	31.6%
Financing activities	(7,166)	707	7,873	(109.9%)

Increase in cash and cash equivalents	7,282	17,348	10,066	138.2%
Cash and cash equivalents, end of period	$10,621	$51,832	$41,211	388.0%

The increase in net cash provided by operating activities consisted of an increase of $2.8 million in net income and a $0.3 million net increase in adjustments to reconcile net income to cash. Our non-cash expenses increased by $0.7 million primarily as a result of stock-based compensation and stock-based customer acquisition expense, offset by a reduction in our deferred income tax charge. Our operating assets and liabilities used approximately $0.4 million of cash, net.

The increase in net cash used in investing activities was comprised of net investments in available-for-sale securities of $1.3 million and a payment of $1.1 million to an escrow agent to guarantee our performance under a state program related to our real estate development project. These uses of cash were offset by a payment of $1.8 million related to our acquisition of IDC made in the first quarter of 2010.

As of March 31, 2011, we have incurred approximately $4.6 million on a project to develop two existing commercial buildings located in New Haven, Connecticut into which we expect to move at the completion of the project in 2012. We anticipate making additional payments in 2011 and 2012 as progress continues on the project. The project has a total estimated cost of approximately $47 million. Our net cost will be reduced by federal and state subsidies, grants and tax credits from various programs and entities which are described in our annual report on Form 10-K for the year ended December 31, 2010. We have obtained the State of Connecticut Bond Commission approval related to the DECD Urban Act Grant.

We believe that our cash flows from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next twenty-four months. We intend to fund our real estate development project using existing cash and additional cash generated from operations.

The decrease in net cash used in financing activities was primarily related to repayments of $7.5 million of debt under our prior credit facility during the first quarter of 2010 which was not repeated in 2011.

Supplemental Financial and Operating Information

	Three Months Ended March 31,
	2010	2011
	(unaudited) (in thousands)
Adjusted EBITDA (1)	$17,935	$23,998
Adjusted net income (2)	$10,565	$14,405

Number of students enrolled at OneDisburse® client higher education institutions at end of period	2,684	3,413

Number of students enrolled at CASHNet® payment transaction client higher education institutions at end of period	2,193	2,506

Number of OneAccounts at end of period	1,207	1,762

We define adjusted EBITDA as net income before interest, taxes and depreciation and amortization, or EBITDA, further adjusted to remove the effects of stock-based customer acquisition expense related to our grants of common stock in connection with our acquisition of EduCard in 2008 and cash-based customer acquisition expense related to the acquisition of IDC and stock-based compensation expense. Neither EBITDA nor adjusted EBITDA should be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and adjusted EBITDA in the same manner as we do. We prepare and present adjusted EBITDA to eliminate the effect of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate our adjustments and the reasons we consider them appropriate.

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

•

because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time, stock-based customer acquisition expense and stock-based compensation expense are not key measures of our core operating performance; and

•

because cash-based customer acquisition expense is a non-recurring item related to the acquisition of IDC and does not reflect how our business is performing at any particular time, cash-based customer acquisition expense is therefore not a key measure of our core operating performance.

(1)	The following table presents a reconciliation of net income, the most comparable GAAP measure, to EBITDA and adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	March 31,
	2010	2011
	(unaudited) (in thousands)
Net income	$8,264	$11,042
Interest income	(1)	(25)
Interest expense	229	74
Income tax expense	5,167	6,838
Depreciation and amortization	1,626	1,677

EBITDA	15,285	19,606
Stock-based and other customer acquisition expense	1,801	3,088
Stock-based compensation expense	849	1,304

Adjusted EBITDA	$17,935	$23,998

We define adjusted net income as net income, adjusted to eliminate (a) stock-based compensation expense related to incentive stock option grants and (b) after giving effect to tax adjustments, stock-based compensation expense related to non-qualified stock option grants, stock-based customer acquisition expense related to our grant of common stock in connection with our acquisition of EduCard in 2008, cash-based customer acquisition expense related to the acquisition of IDC and amortization expenses related to intangible assets and financing costs. Adjusted net income should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our adjusted net income may not be comparable to similarly titled measures of other organizations because other organizations may not calculate adjusted net income in the same manner as we do. We prepare adjusted net income to eliminate the effect of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate our adjustments and the reasons we consider them appropriate.

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

(2)	The following table presents a reconciliation of net income, the most comparable GAAP measure, to adjusted net income for each of the periods indicated:

	Three Months Ended
	March 31,
	2010	2011
	(unaudited) (in thousands)
Net income	$8,264	$11,042
Stock-based and other customer acquisition expense	1,801	3,088
Stock-based compensation expense - ISO	437	427
Stock-based compensation expense - NQO	412	877
Amortization of intangibles	767	768
Amortization of finance costs	51	18

Total pre-tax adjustments	3,468	5,178
Tax rate	38.5%	38.2%
Tax adjustment (1)	(1,167)	(1,815)

Adjusted net income	$10,565	$14,405

(1)	We have reflected the tax effect of all the pre-tax adjustments except for stock-based compensation expense for incentive stock options, which are generally not tax deductible.

The adjusted EBITDA and adjusted net income measures presented in this Quarterly Report on Form 10-Q may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements, in particular our credit facility agreement.

Contractual Obligations

There have been no substantial changes to our contractual commitments from those disclosed in our annual report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Critical Accounting Policies

The significant accounting policies and basis of preparation of our consolidated financial statements are described in Note 1, “Business Overview and Summary of Significant Accounting Policies” of our financial statements included in our annual report on Form 10-K for the year ended December 31, 2010. Under accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in our financial statements. Actual results could differ from those estimates.

We believe the judgments, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:

•	Provision for Operational Losses;

•	Stock-based compensation; and

•	Income taxes

For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies” within “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our annual report on Form 10-K for the year ended December 31, 2010. At March 31, 2011, there have been no material changes to any of the Critical Accounting Policies therein.

Recent Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. The adoption of the following three standards did not have a material impact on our results of operations, cash flows or financial position.

In October 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-13 “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables and its performance within arrangements. The amendments also required providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. We adopted this standard on January 1, 2011.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. We adopted this standard on January 1, 2011.

In April 2010, the FASB issued ASU No. 2010-17, “Milestone Method of Revenue Recognition,” which indicates the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Companies can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This ASU is effective for fiscal years beginning after June 15, 2010. We adopted this standard on January 1, 2011.

In December 2010, the FASB issued amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. There will be no impact in the consolidated financial results as the amendments relate only to additional disclosures.

In December 2010, the FASB issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments are effective for fiscal years and interim periods beginning January 1, 2011 and are not expected to have a material impact in the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. There have been no material changes in our principal market risk exposures from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2010.

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

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011, identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On June 22, 2010, Higher One, Inc., or HOI, provided notice and a certificate of claim for indemnity under the Stock Purchase Agreement by and among us and the former stockholders of Informed Decisions Corporation, or IDC, dated November 19, 2009, arising from certain misrepresentations and breaches of warranty. At the same time, we deposited $8.25 million, equal to the remaining balance of the post-closing payments, with an escrow agent. Separately, the former stockholders of IDC filed a complaint against HOI in the United States District Court for the Northern District of California, or the Complaint, on July 20, 2010, disputing that misrepresentations were made and that warranties were breached; alleging breach of contract and anticipatory breach; and seeking a declaratory judgment ordering that the post-closing payments be made in accordance with the schedule set forth in the Stock Purchase Agreement. HOI answered the Complaint on January 14, 2011, and also alleged counterclaims for breach of contract, negligent misrepresentation, and fraud. As of March 31, 2011 and December 31, 2010, the acquisition payable of $8.25 million was recorded as a liability on the balance sheet included in the financial statements included elsewhere in this report. On April 25, 2011, HOI and the former stockholders of IDC agreed to a settlement, the material terms of which are as follows: (a) $2 million of the amount held in escrow, plus pro-rated interest, is to be paid to HOI; (b) $6.25 million of the amount held in escrow, plus pro-rated interest, is to be paid to the former stockholders; and (c) HOI and the former stockholders generally and mutually release each other from all past and future claims, known and unknown, arising out of the stock purchase agreement and related transition services agreements between HOI and each of the former stockholders, relating to the operation or sale of IDC, including all indemnification and payment obligations, with the exception of certain rights, obligations and claims. We anticipate recording the impact of the settlement agreement in the quarter ending June 30, 2011.

Except as described above, there have been no material developments in our legal proceedings since we filed our annual report on Form 10-K for the year ended December 31, 2010.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

2.9	Sixth Amendment to the Intellectual Property Purchase Agreement dated as of April 15, 2011 by and between Kevin Jones and Higher One, Inc.

2.10	Seventh Amendment to the Intellectual Property Purchase Agreement dated as of April 20, 2011 by and between Kevin Jones and Higher One, Inc.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2011

Higher One Holdings, Inc.

/S/ DEAN HATTON
Dean Hatton
President and Chief Executive Officer
(Duly authorized officer and principal executive officer)

/S/ MARK VOLCHEK
Mark Volchek
Chief Financial Officer
(Duly authorized officer and principal financial officer)