Form 10-Q
period 2011-06-30
Higher One Holdings, Inc.
filed 2011-08-03
CIK 1486800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number: 001-34779

HIGHER ONE HOLDINGS, INC.
 (Exact Name of Registrant as Specified in its Charter)

Delaware	26-3025501
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
25 Science Park
New Haven, CT 06511
(Address of Principal Executive Offices)(Zip Code)
(203) 776-7776
(Registrant’s Telephone Number, Including Area Code)
N/A
(Former Name, Former Address and Former Fiscal Year, If Changes Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 29, 2011 there were 57,087,888 shares of common stock, par value $0.001 per share, outstanding.

HIGHER ONE HOLDINGS, INC.
INDEX TO REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2011

As used herein, the terms “we,” “us,” “our” or “Higher One,” unless the context otherwise requires, mean Higher One Holdings, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements (unaudited)

Higher One Holdings, Inc.
Condensed Consolidated Balance Sheets
 (In thousands of dollars, except share and per share amounts)
(unaudited)
	December 31,	June 30,
	2010	2011

Assets
Current assets:
Cash and cash equivalents	$34,484	$50,473
Investments in marketable securities	14,697	16,884
Accounts receivable	2,622	5,330
Income receivable	3,719	3,407
Deferred tax assets	48	41
Prepaid expenses and other current assets	6,981	7,432
Restricted cash	8,250	–
Total current assets	70,801	83,567
Deferred costs	3,782	3,447
Fixed assets, net	9,919	18,890
Intangible assets, net	18,456	16,921
Goodwill	15,830	15,830
Other assets	653	542
Deferred tax assets	–	762
Restricted cash	–	1,075
Total assets	$119,441	$141,034

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,063	$3,473
Accrued expenses	11,786	13,948
Acquisition payable	8,250	–
Deferred revenue	7,974	10,573
Total current liabilities	31,073	27,994
Deferred revenue	2,051	2,217
Deferred tax liabilities	2,926	–
Total liabilities	36,050	30,211
Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 56,109,234 and 56,763,635 shares issued and outstanding at December 31, 2010 and June 30, 2011, respectively;	56	57
Additional paid-in capital	136,760	148,395
Accumulated deficit, net of 2008 $93,933 of stock tender transaction	(53,425)	(37,629)
Total stockholders' equity	83,391	110,823
Total liabilities and stockholders' equity	$119,441	$141,034

See notes to these unaudited condensed consolidated financial statements.

 Higher One Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands of dollars, except share and per share amounts)
(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2011	2010	2011
Revenue:
Account revenue	$21,732	$27,701	$53,474	$69,700
Payment transaction revenue	2,671	3,080	6,515	7,385
Higher education institution revenue	2,744	3,725	5,421	8,101
Other revenue	603	561	1,210	1,264
Total revenue	27,750	35,067	66,620	86,450
Cost of revenue	10,399	13,423	22,938	30,856
Gross margin	17,351	21,644	43,682	55,594
Operating expenses:
General and administrative	7,784	9,015	15,583	18,787
Product development	793	895	1,762	1,680
Sales and marketing	5,516	6,701	9,420	12,165
Total operating expenses	14,093	16,611	26,765	32,632
Income from operations	3,258	5,033	16,917	22,962
Interest income	2	11	3	36
Interest expense	(247)	(56)	(476)	(130)
Other income	–	1,500	–	1,500
Net income before income taxes	3,013	6,488	16,444	24,368
Income tax expense	1,183	1,734	6,350	8,572
Net income	$1,830	$4,754	$10,094	$15,796

Net income available to common stockholders:
Basic	$532	$4,754	$2,520	$15,796
Participating Securities	1,298	–	7,574	–
Diluted	$1,830	$4,754	$10,094	$15,796

Weighted average shares outstanding
Basic	14,518,962	55,117,635	12,333,141	54,859,367
Diluted	55,687,536	59,718,105	55,267,583	59,645,471

Net income available to common stockholders per common share:
Basic	$0.04	$0.09	$0.20	$0.29
Diluted	$0.03	$0.08	$0.18	$0.26

See notes to these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
 (In thousands of dollars, except shares)
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2010	56,109,234	$56	$136,760	$(53,425)	$83,391
Stock-based compensation	–	–	2,160	–	2,160
Stock-based customer acquisition expense	–	–	6,935	–	6,935
Tax benefit related to options	–	–	1,878	–	1,878
Exercise of stock options	654,401	1	662	–	663
Net income	–	–	–	15,796	15,796
Balance at June 30, 2011	56,763,635	$57	$148,395	$(37,629)	$110,823

See notes to these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
 (In thousands of dollars)
(unaudited)

	Six Months Ended
	June 30,
	2010	2011
Cash flows from operating activities
Net income	$10,094	$15,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,373	3,434
Amortization of deferred finance costs	102	36
Non-cash interest expense	240	–
Stock-based customer acquisition expense	4,866	6,935
Stock-based compensation	1,541	2,160
Deferred income taxes	(2,354)	(3,681)
Gain on litigation settlement agreement	–	(1,500)
Loss on disposal of fixed assets	–	107
Changes in operating assets and liabilities:
Accounts receivable	(1,851)	(2,708)
Income receivable	(132)	312
Deferred costs	(1,321)	(367)
Prepaid expenses and other current assets	(3,524)	(451)
Other assets	(532)	75
Accounts payable	2,642	410
Accrued expenses	555	(1,417)
Deferred revenue	3,495	2,765
Net cash provided by operating activities	17,194	21,906
Cash flows from investing activities
Purchases of available for sale investment securities	–	(7,787)
Proceeds from sales and maturities of available for sale investment securities	–	5,600
Purchases of fixed assets, net of changes in construction payables of $0 and $3,494, respectively	(2,415)	(6,696)
Payment to escrow agent	(8,250)	(1,075)
Proceeds from escrow agent	–	1,500
Payment of acquisition payable	(1,750)	–
Acquisition of Informed Decisions Corporation, net of cash acquired	9	–
Net cash used in investing activities	(12,406)	(8,458)
Cash flows from financing activities
Repayment of capital lease obligations	(6)	–
Proceeds from line of credit	4,000	–
Repayments of line of credit	(22,000)	–
Proceeds from issuance of common stock, net of issuance costs	37,756	–
Tax benefit related to stock options	1,598	1,878
Proceeds from exercise of stock options	393	663
Net cash provided by financing activities	21,741	2,541
Net change in cash and cash equivalents	26,529	15,989
Cash and cash equivalents at beginning of period	3,339	34,484
Cash and cash equivalents at end of period	$29,868	$50,473

See notes to these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Nature of Business and Organization

Higher One Holdings, Inc. is incorporated in Delaware and provides a comprehensive suite of disbursement and payment solutions specifically designed for higher education institutions and their students. We have developed proprietary software-based solutions to provide these services.  We have one wholly-owned subsidiary, Higher One, Inc., or HOI, which has three wholly-owned subsidiaries: Higher One Machines, Inc., or HOMI; Higher One Payments, Inc., or HOPI; and Higher One Real Estate, Inc., or Real Estate Inc. Real Estate Inc has one wholly-owned subsidiary, Higher One Real Estate SP, LLC, or Real Estate LLC. HOMI owns and manages our cash disbursement machines and home-based customer service agent services. HOPI is the acquired entity formerly known as Informed Decisions Corporation that provides payment solutions and services. Real Estate Inc and Real Estate LLC were formed for purposes related to our real estate development project discussed in Note 4.

2.	Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and the related interim information contained within the notes to such condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the applicable rules of the Securities and Exchange Commission, or SEC, for interim information and quarterly reports on Form 10-Q.

The unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2010 and in the opinion of management include all normal recurring adjustments that are necessary for the fair statement of our interim period results reported herein.  The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  Due to seasonal fluctuations and other factors, the results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements reflect the financial position and results of operations of us and our wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management's estimates.

Basic and Diluted Net Income Available to Common Stockholders per Common Share

As discussed in Note 6 below, on June 22, 2010, we consummated an initial public offering of common stock. Had we made a distribution to stockholders prior to the initial public offering, all classes of preferred stock would have participated pro rata in dividends if and when we declared a dividend. Therefore, the two class method of calculating basic net income per common share was applied for the three months and six months ended June 30, 2010. Upon completion of the initial public offering, all classes of preferred stock converted to common shares. As a result, the two class method does not apply to the three months and six months ended June 30, 2011.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted net income per common share, the basic weighted-average number of shares is increased by the dilutive effect of restricted stock and stock options using the treasury-stock method.  The treasury-stock method assumes that the options or warrants are exercised at the beginning of the year (or date of issue if later), and that the company uses those proceeds to purchase common stock for the treasury at the average price for the reporting period.

The dilutive effect of stock options totaling 933,750 and 1,040,302 were not included in the computation of diluted net income per common share for the three months ended June 30, 2010 and 2011, respectively, as their effect would be anti-dilutive. The dilutive effect of stock options totaling 933,750 and 1,031,352 were not included in the computation of diluted net income per common share for the six months ended June 30, 2010 and 2011, respectively, as their effect would be anti-dilutive. Anti-dilutive securities are securities that upon conversion or exercise increase earnings per share (or reduce the loss per share). Restricted stock shares totaling 1,885,626 and 1,276,800 were not included in the computation of either basic or diluted earnings per share as all necessary conditions for vesting have not been satisfied by the end of the three and six months ended June 30, 2010 and 2011, respectively.

Comprehensive Income

There are no comprehensive income items other than net income. There are no recorded unrealized gains or losses on the investments in marketable securities as of the balance sheet dates.  Comprehensive income equals net income for all periods presented.

Recent Accounting Pronouncements – Standards Implemented

We adopted each of the following standards on January 1, 2011.  The adoption of these standards did not have a material impact on our results of operations, cash flows or financial position.  There was no material impact to our units of accounting, the way in which we allocate consideration to various units of accounting or changes in the pattern or timing of revenue recognition.

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update , or ASU, No. 2009-13 “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

In April 2010, the FASB issued ASU No. 2010-17, “Milestone Method of Revenue Recognition,” which indicates the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Companies can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This ASU is effective for fiscal years beginning on or after June 15, 2010.

Recent Accounting Pronouncements – New Standards to be Implemented

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income,” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This accounting standard update eliminates the option to present the components of other comprehensive income as part of the statement of equity and is effective for fiscal years beginning after December 15, 2011.  This accounting standard update is not expected to have a significant impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact of adopting ASU 2011-04, but believe there will be no significant impact on our consolidated financial statements.

In December 2010, the FASB issued amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. There will be no impact on our consolidated financial results as the amendments relate only to additional disclosures.

In December 2010, the FASB issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making such a determination, the guidance states that an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments are effective for fiscal years and interim periods beginning January 1, 2011 and are not expected to have a material impact on our consolidated financial statements.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3.	Investments in Marketable Securities and Fair Value Measurements

As of June 30, 2011 and December 31, 2010, all of our investments in marketable securities were classified as available for sale.  Amortized cost basis was equal to aggregate fair value for each of the major security types as reflected in the table below. We had no recorded unrealized gains or losses from investments as of December 31, 2010 and June 30, 2011.  The contractual maturities of our available for sale securities ranged from one to fifteen months as of June 30, 2011.

All of our assets carried at fair value measured on a recurring basis are valued based on quoted prices in active markets for identical assets (Level 1).  We do not have any liabilities carried at fair value as of either June 30, 2011 or December 31, 2010. The following table provides the assets carried at fair value measured on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands of dollars):
Fair values at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)
Assets:
U.S. government debt securities	$15,883
Corporate debt securities	1,001
Total assets	$16,884

Fair values at December 31, 2010	Level 1
Assets:
U.S. government debt securities	$13,695
Corporate debt securities	1,002
Total assets	$14,697

4.	Real Estate Development Project

As of June 30, 2011, we have incurred approximately $10.9 million on a project to develop two existing commercial buildings located in New Haven, Connecticut.  We will move into these buildings at the completion of the project in 2012.  In connection with the real estate development project, HOI and Real Estate LLC entered into an agreement with the Connecticut Development Authority which provides for sales and use tax relief for property purchases made for the project.  The total amount of potential sales and use tax relief is $1 million.  The conditions of the sales and use tax agreement require repayment to the Connecticut Development Authority of the actual amount of sales and use tax savings plus an additional 7.5% if HOI fails to meet certain criteria.  In accordance with this obligation, we deposited $1.1 million into an escrow account in February 2011, which is reflected on the condensed consolidated balance sheet as noncurrent restricted cash.

5.	Credit Facility

On December 31, 2010, HOI entered into a senior secured revolving credit facility, or the Credit Facility. The amount available to be drawn under the Credit Facility may be increased by an additional $50.0 million upon our request and the agreement of the lenders party to the Credit Facility. In addition, the Credit Facility provides for letters of credit of up to $3 million and includes certain restrictions on the amount of acquisitions we may complete. As of June 30, 2011, $50.0 million in borrowings were available to us under the Credit Facility and we were in compliance with all of the applicable affirmative, negative and financial covenants in the Credit Facility.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6.	Capital Stock

Initial Public Offering

On June 22, 2010, we consummated an initial public offering of 3,569,395 shares of newly issued common stock and 6,780,605 shares offered by selling stockholders. The aggregate public offering price of the offering amount registered was $124.2 million and the offering did not terminate before all of the shares registered in the registration statement were sold. Our proceeds of $37.2 million, net of issuance costs, were used to pay outstanding amounts on our credit facility in effect at that time, make an escrow payment of $8.25 million related to the acquisition payable described in Note 7 below and fund working capital. We did not receive any of the proceeds from the sale of shares by the selling stockholders.

Upon consummation of our initial public offering, 417,049 shares of Series A convertible preferred stock outstanding, 1,086,784 shares of Series B convertible preferred stock outstanding, 2,522,554 shares of Series C convertible preferred stock outstanding, 2,180,633 shares of Series C-1 convertible preferred stock outstanding, 1,313,604 shares of Series D convertible preferred stock outstanding and 5,454,545 shares of Series E convertible preferred stock outstanding were converted into 38,925,507 shares of common stock after giving effect to the 3-for-1 stock split discussed below. Following the consummation of the offering, there were no shares of preferred stock outstanding.

Common Stock

In connection with the initial public offering, we effected a 3-for-1 stock split of the outstanding shares of our Common Stock that was previously approved by stockholders. All common share amounts and per common share amounts have been adjusted in the financial statements for all periods presented. We are authorized to issue up to 200,000,000 shares of Common Stock with a par value of $.001 per share. Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of our stockholders. Common stockholders are not entitled to receive dividends unless declared by the Board of Directors.

Preferred Stock

We are authorized to issue 20,000,000 shares of Preferred Stock with a par value of $.001 per share.  As of December 31, 2010 and June 30, 2011, no shares of preferred stock were outstanding.

7.	Commitments and Contingencies

From time to time we are subject to litigation relating to matters in the ordinary course of business, as well as regulatory examinations, information gathering requests, inquiries and investigations. In February 2011, the New York Regional Office of the Federal Deposit Insurance Corporation, or FDIC, notified us that it was prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. Any such enforcement action could result in an order to pay restitution and civil money penalties. We have responded to the FDIC’s notification and have amended certain practices. In view of the inherent difficulty of predicting the outcome of regulatory matters, including the FDIC notification, we generally cannot predict what the eventual outcome of pending matters will be or what the timing of the ultimate resolution of these matters will be.  However, we currently estimate the potential range of loss associated with these matters to be between $0 and $10 million. In accordance with applicable accounting guidance, we would establish a liability for litigation and regulatory matters if and when those matters were to present loss contingencies that were both probable and reasonably estimable.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

On April 25, 2011, HOI and the former stockholders of IDC agreed to a settlement, the material terms of which are as follows: (a) $2 million of the amount held in escrow, plus pro-rated interest, was to be paid to HOI; (b) $6.25 million of the amount held in escrow, plus pro-rated interest, was to be paid to the former stockholders; and (c) HOI and the former stockholders generally and mutually released each other from all past and future claims, known and unknown, arising out of the stock purchase agreement and related transition services agreements between HOI and each of the former stockholders, relating to the operation or sale of IDC, including all indemnification and payment obligations, with the exception of certain rights, obligations and claims.  The amount held in escrow was distributed to HOI and the former stockholders of IDC in accordance with the terms of the settlement agreement in May 2011.

We recorded the impact of the settlement agreement in the quarter ending June 30, 2011.  The $2 million returned from escrow to us was recorded as other income of $1.5 million, reflecting a payment made under the indemnification provisions of the stock purchase agreement and a reduction of general and administrative expenses of $0.5 million, reflecting the recovery of certain legal costs incurred for the litigation.

In February 2009 and September 2010, HOI filed two separate complaints against TouchNet Information Systems, Inc., or TouchNet, in the United States District Court for the District of Connecticut alleging patent infringement related to TouchNet’s offering for sale and sales of its “eRefund” product in violation of one of two of HOI’s patents. In the complaints, HOI sought judgments that TouchNet has infringed two of HOI’s patents, a judgment that TouchNet pay damages and interest on damages to compensate HOI for infringement, an award of HOI’s costs in connection with these actions and an injunction barring TouchNet from further infringing HOI’s patent. TouchNet answered the complaint and asserted a number of defenses and counterclaims, including that it does not infringe HOI’s patent, that HOI’s patent is invalid or unenforceable and certain allegations of unfair competition and state and federal antitrust violations. In addition, TouchNet’s counterclaims sought dismissal of HOI’s claims with prejudice, declaratory judgment that TouchNet does not infringe HOI’s patent and that HOI’s patent is invalid or unenforceable, as well as an award of fees and costs related to the action, and an injunction permanently enjoining HOI from suing TouchNet regarding infringement of HOI’s patent. The parties are currently in the discovery stage of the proceeding. HOI intends to pursue the matter vigorously. There can be no assurances of success in these proceedings.

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes as included in our annual report on Form 10-K for the year ended December 31, 2010 and information contained elsewhere in such annual report on Form 10-K and in this quarterly report on Form 10-Q. The discussion contains forward-looking statements involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. Factors that might cause these differences include those described under “Risk Factors” and elsewhere in the annual report on Form 10-K and in this quarterly report on Form 10-Q. The forward-looking statements included in this quarterly report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We cannot assure you that projected results or events will be achieved or will occur.

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

As of June 30, 2011, more than 490 campuses serving approximately 3.7 million students had purchased the OneDisburse® funds disbursement service.  This represents an increase of 246 thousand students, or 7.2%, from the level as of March 31, 2011 and 378 thousand students, or 11.5%, from December 31, 2010.  As of June 30, 2011, more than 350 campuses serving approximately 2.6 million students had contracted to use one or more of our CASHNet® payment products and services. As of June 30, 2011, there were approximately 1.7 million OneAccounts.  Since the initial launch of our OneDisburse® funds disbursement service in 2002 and as of June 30, 2011, we have completed disbursement transactions with a total cash value of over $23 billion.

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

While revenue fluctuates over the course of the year, our fixed expenses remain relatively constant, resulting in wide disparities in our net income and adjusted net income from quarter to quarter. Typically, the first and third quarters account for the largest proportion of our revenues but an equal proportion of certain of our expenses. This is primarily because the majority of financial aid is disbursed during these times of the year and higher education institutions tend to enroll more new students in the third fiscal quarter. We expect that this trend will continue going forward.

We continue to assess the impact of certain legislative and regulatory changes that have been enacted or made effective that may impact our operations and revenue. Effective July 1, 2010, the Federal Reserve Board amended its regulations implementing the Electronic Funds Transfer Act, or Regulation E, to limit the ability of financial institutions to assess overdraft fees for paying ATM and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents, or opts in, to the institution’s payments of overdrafts for these services. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, was signed into law. The Act will change many banking practices over time, however, the scope and impact of many of the Act’s provisions are still being defined through the rule making process. On June 29, 2011, the Federal Reserve issued its final rule implementing the limits on debit card interchange fees and requirements for future routing of transactions required by the Act.  In accordance with the Act, issuers that, together with their affiliates, have less than $10 billion in assets are exempt from these debit card interchange fee limits, although they are subject to the prohibitions on network exclusivity and routing restrictions.  Our banking partner, The Bancorp Bank, has assets of less than $10 billion and therefore should be exempt from the debit card interchange fee cap.  While we currently do not expect the limitation on debit card interchange fees or the provisions relating to network exclusivity and routing restrictions to have a material result on our results of operations, we will continue to evaluate the Act, the ongoing rule making process and their effect on our business and results of operations.  See “Risk Factors.”

Results of Operations for the Three Months Ended June 30, 2010 and 2011

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Three Months Ended
	June 30,
	(Unaudited)
	2010	2011	$ Change	% Change
	(in thousands)
Account revenue	$21,732	$27,701	$5,969	27.5%
Payment transaction revenue	2,671	3,080	409	15.3%
Higher education institution revenue	2,744	3,725	981	35.8%
Other revenue	603	561	(42)	(7.0%)
Total revenue	27,750	35,067	7,317	26.4%
Cost of revenue	10,399	13,423	3,024	29.1%
Gross margin	17,351	21,644	4,293	24.7%
General and administrative	7,784	9,015	1,231	15.8%
Product development	793	895	102	12.9%
Sales and marketing	5,516	6,701	1,185	21.5%
Income from operations	3,258	5,033	1,775	54.5%
Interest income	2	11	9	450.0%
Interest expense	(247)	(56)	191	(77.3%)
Other income	-	1,500	1,500	100.0%
Net income before income taxes	3,013	6,488	3,475	115.3%
Income tax expense	1,183	1,734	551	46.6%
Net income	$1,830	$4,754	$2,924	159.8%

	Three Months Ended
	June 30,
	2010	2011

Account revenue	78.3%	79.0%
Payment transaction revenue	9.6%	8.8%
Higher education institution revenue	9.9%	10.6%
Other revenue	2.2%	1.6%
Total revenue	100.0%	100.0%
Cost of revenue	37.5%	38.3%
Gross margin	62.5%	61.7%
General and administrative expense	28.1%	25.7%
Product development expense	2.9%	2.5%
Sales and marketing expense	19.9%	19.1%
Income from operations	11.7%	14.4%
Interest expense	0.0%	0.0%
Interest income	(0.8%)	(0.2%)
Other income	0.0%	4.3%
Income before income taxes	10.9%	18.5%
Income tax expense	4.3%	4.9%
Net income	6.6%	13.6%

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Revenue

Account revenue
The increase in account revenue was primarily due to an increase of 39.5%, or 0.5 million, in the number of OneAccounts from June 30, 2010 to June 30, 2011.  Greater adoption and student enrollments at higher education institutions which were clients as of June 30, 2010 accounted for 58% of the increase in the number of OneAccounts.  The remaining increase was due to students choosing the OneAccount at higher education institutions which became clients after June 30, 2010.  The increase in the number of OneAccounts resulted in increases in interchange fees, ATM fees and other fees that our bank partner remits to us. While our historical experience has been that account revenue generated per OneAccount has been generally stable year over year, with total account revenue generally increasing proportionally with increases in the number of OneAccounts, the implementation of amendments to Regulation E in the third quarter of 2010 decreased the account revenue per OneAccount compared to the same period in the prior year.  We expect the account revenue per OneAccount to continue to be lower than in previous periods as the result of insufficient funds fee changes made in response to the amendments to Regulation E through the third quarter of the fiscal year ending December 31, 2011 which resulted in reductions in insufficent fund fees.

Payment Transaction Revenue
The increase in payment transaction revenue was primarily due to an increase in the number of higher education institutions using our CASHNet® payment transaction product.

Higher Education Institution Revenue
The increase in higher education institution revenue was primarily due to an increase in subscription revenues for our CASHNet® suite of payment products.  The increase in subscription revenue follows a consistent rate of revenue compared to the first quarter of 2011 and reflects amounts earned both on new modules sold to previously existing higher education institution clients, as well as sales of the CASHNet® suite of payment products to new higher education institution clients.

Other Revenue
The decrease in other revenue was primarily due to a decrease in processing fees that our bank partner paid to us, which resulted primarily from a decrease in prevailing interest rates in the second quarter of 2011 compared to the second quarter of 2010, partially offset by an increase in aggregate OneAccount balances compared to the same period in 2010.

Cost of Revenue

The increase in cost of revenue was primarily due to an increase in the number of active OneAccounts.  The increase in active OneAccounts contributed to increases in data processing expenses of $1.0 million, or 47.4%, customer service expenses of $0.5 million, or 61.0%, and network fees of $0.4 million or 35.6%.  Write-offs and the provision for uncollectible fees increased $1.0 million, or 42.0%.  We experienced an increase in transaction processing costs related to our CASHNet® payment transaction revenue of $0.3 million or 15.4%.

General and Administrative Expense

The increase in general and administrative expenses was driven primarily by an increase in cash-based employee compensation costs of $0.8 million, or 25.7%; an increase in depreciation and amortization of $0.3 million, or 33.1%; and losses on the disposal of ATMs of $0.1 million associated with the replacement of a portion of our ATMs during the quarter ended June 30, 2011.  General and administrative expenses for the quarter ended June 30, 2011 reflects a reduction in expenses of $0.5 million due to the recovery of certain legal costs incurred for the litigation with the former stockholders of Informed Decisions Corporation, see Part II, Item 1. Legal Proceedings for additional information related to our settlement agreement.

Product Development Expense

The increase in product development expense was primarily due to increases in personnel costs.

Sales and Marketing Expense

The increase in sales and marketing expense was primarily due to an increase of $1.2 million, or 39.9%, in non-cash, stock-based sales acquisition expense related to the vesting of certain shares issued in connection with the acquisition of EduCard, LLC due to both a higher average share price at the date of vesting as well as additional shares vesting.

Interest Expense

The decrease in interest expense was primarily due to lower amortization of deferred financing costs of the Credit Facility, compared to the credit facility in place during 2010 and the accretion of our acquisition payable during 2010 which became fully accreted throughout 2010 and no longer accrues interest.  During the three months ended June 30, 2011, a zero balance was maintained on the Credit Facility.

Other Income

We recorded $1.5 million of other income during the quarter ended June 30, 2011 as a result of the settlement agreement reached with the former stockholders of IDC.  See Part II, Item 1. Legal Proceedings, for additional information related to our settlement agreement.

Income Tax Expense

The increase in income tax expense was primarily due to an increase of $3.5 million, or 115.3%, of net income before taxes.  The gain we recorded as a result of the settlement agreement with the former stockholders of IDC of $1.5 million did not have any tax impact, which resulted in only a 46.6% increase in income tax expense for the quarter ending June 30, 2011.  The effective tax rates for the three months ended June 30, 2010 and 2011 were 39.3% and 26.7%, respectively.  Our effective rate is expected to be between 35% and 37% for the 2011 fiscal year.

Results of Operations for the Six Months Ended June 30, 2010 and 2011

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Six Months Ended
	June 30,
	(Unaudited)
	2010	2011	$ Change	% Change
	(In thousands)
Account revenue	$53,474	$69,700	$16,226	30.3%
Payment transaction revenue	6,515	7,385	870	13.4%
Higher education institution revenue	5,421	8,101	2,680	49.4%
Other revenue	1,210	1,264	54	4.5%
Total revenue	66,620	86,450	19,830	29.8%
Cost of revenue	22,938	30,856	7,918	34.5%
Gross margin	43,682	55,594	11,912	27.3%
General and administrative	15,583	18,787	3,204	20.6%
Product development	1,762	1,680	(82)	(4.7%)
Sales and marketing	9,420	12,165	2,745	29.1%
Income from operations	16,917	22,962	6,045	35.7%
Interest income	3	36	33	1100.0%
Interest expense	(476)	(130)	346	(72.7%)
Other income	-	1,500	1,500	100.0%
Net income before income taxes	16,444	24,368	7,924	48.2%
Income tax expense	6,350	8,572	2,222	35.0%
Net income	$10,094	$15,796	$5,702	56.5%

	Six Months Ended
	June 30,
	2010	2011

Account revenue	80.3%	80.6%
Payment transaction revenue	9.8%	8.5%
Higher education institution revenue	8.1%	9.4%
Other revenue	1.8%	1.5%
Total revenue	100.0%	100.0%
Cost of revenue	34.4%	35.7%
Gross margin	65.6%	64.3%
General and administrative expense	23.4%	21.7%
Product development expense	2.6%	1.9%
Sales and marketing expense	14.1%	14.1%
Income from operations	25.4%	26.6%
Interest expense	0.0%	0.0%
Interest income	(0.7%)	(0.1%)
Other income	0.0%	1.7%
Income before income taxes	24.7%	28.2%
Income tax expense	9.5%	9.9%
Net income	15.2%	18.3%

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenue

Account revenue
The increase in account revenue was primarily due to an increase of 39.5%, or 0.5 million, in the number of OneAccounts from June 30, 2010 to June 30, 2011.  Greater adoption and student enrollments at higher education institutions which were clients as of June 30, 2010 accounted for 58% of the increase in the number of OneAccounts.  The remaining increase was due to students choosing the OneAccount at higher education institutions which became clients after June 30, 2010.  The increase in the number of OneAccounts resulted in increases in interchange fees, ATM fees and other fees that our bank partner remits to us. While our historical experience has been that account revenue generated per OneAccount has been generally stable year over year, with total account revenue generally increasing proportionally with increases in the number of OneAccounts, the implementation of amendments to Regulation E in the third quarter of 2010 decreased the account revenue per OneAccount compared to the same period in the prior year.  We expect the account revenue per OneAccount to continue to be lower than in previous periods as the result of insufficient funds fee changes made in response to the Regulation E amendments to regulations through the third quarter of the fiscal year ending December 31, 2011.

Payment Transaction Revenue
The increase in payment transaction revenue was primarily due to an increase in the number of higher education institutions using our CASHNet® payment transaction product.

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

Cost of Revenue

The increase in cost of revenue was primarily due to an increase in the number of active OneAccounts.  The increase in the number of active OneAccounts contributed to increases in data processing expenses of $2.4 million, or 47.6%, customer service expenses of $1.4 million, or 71.1%, and network fees of $1.1 million, or 33.1%.  Write-offs and the provision for uncollectible fees increased $2.6 million, or 55.3%, approximately $1.2 million of which related to losses associated with a theft at an unrelated third-party merchant.  While we experience these losses in the normal course of our business, it is unusual for us to experience a loss of this magnitude in a short period of time.  We also experienced an increase in transaction processing costs related to our CASHNet® payment transaction revenue of $0.7 million or 15.4%.

General and Administrative Expense

Although, general and administrative expenses continue to increase as our size grows, such expenses are increasing at a lower rate than our revenue growth.  The increase in general and administrative expenses was driven primarily by an increase of $1.0 million, or 13.5%, in cash-based employee compensation costs; $0.5 million, or 32.4%, in depreciation and amortization; $0.3 million, or 27.5%, in professional fees and $0.3 million, or 19.3% of stock-based compensation expense.  The remaining increases are varied expenses to support our business growth, including facility costs, costs to maintain our fleet of ATMs, telecommunications and other technology costs.

Product Development Expense

The decrease in product development expense was primarily due to decreases in costs related to outsourced services.

Sales and Marketing Expense

The increase in sales and marketing expense was primarily due to an increase of $2.2 million, or 48.0%, in non-cash, stock-based sales acquisition expense related to the vesting of certain shares issued in connection with the acquisition of EduCard, LLC due to a higher average share price at the date of vesting as well as additional shares vesting.  Additional advertising expenses and tradeshow participation contributed to the overall increase.

Interest Expense

The decrease in interest expense was primarily due to lower amortization of deferred financing costs of the Credit Facility, compared to the credit facility in place during 2010 and the accretion of acquisition payable during 2010 which became fully accreted throughout 2010 and no longer accrues interest.  During the six months ended June 30, 2011, a zero balance was maintained on the Credit Facility.

Other Income

We recorded $1.5 million of other income during the six months ended June 30, 2011 as a result of the settlement agreement reached with the former stockholders of IDC.  See Part II, Item 1. Legal Proceedings, for additional information related to our settlement agreement.

Income Tax Expense

The increase in income tax expense was primarily due to an increase of $7.9 million, or 48.2%, of net income before taxes.  The gain we recorded as a result of the settlement agreement with the former stockholders of IDC of $1.5 million did not have any tax impact, which resulted in only a 35.0% increase in income tax expense for the six months ending June 30, 2011.  The effective tax rates for the six months ended June 30, 2010 and 2011 were 38.6% and 35.2%, respectively.  Our effective rate is expected to be between 35% and 37% for the 2011 fiscal year.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows from operations, borrowings under our Credit Facility, as defined below, and available-for-sale investments. As of June 30, 2011, we had $50.4 million in cash and cash equivalents, $16.9 million in available-for-sale investments and $50.0 million borrowing capacity available under our Credit Facility. Our primary liquidity requirements are for working capital, capital expenditures, product development expenses and general corporate needs. As of June 30, 2011, we had working capital of $55.6 million.

Senior Secured Revolving Credit Facility
Higher One, Inc. entered into a senior secured revolving credit facility dated as of December 31, 2010. We refer to the credit facility as the Credit Facility. The Credit Facility has a maximum amount available to be drawn of $100 million, of which $50 million is available currently and the remaining $50 million is available subject to lender approval.  Any amounts drawn under the Credit Facility are payable in a single maturity on December 31, 2013. Higher One Holdings, Inc., and each of the wholly-owned subsidiaries of Higher One, Inc., is a guarantor of Higher One, Inc.’s obligations under the Credit Facility.

The Credit Facility is secured by a perfected first priority security interest in all of the capital stock of Higher One, Inc. and its subsidiaries, and substantially all of each Credit Facility guarantor’s tangible and intangible assets, other than intellectual property. Each of the Credit Facility guarantors has also granted to the administrative agent under the Credit Facility a negative pledge of the intellectual property of Higher One, Inc. and its subsidiaries, including patents and trademarks that are pending and acquired in the future.

As of June 30, 2011, Higher One, Inc. had no outstanding indebtedness under the Credit Facility.

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

In addition, the Credit Facility contains certain financial covenants that require we maintain a minimum EBITDA level of $50 million, a funded debt to EBITDA ratio not to exceed 2.00 to 1.00 and a fixed charge coverage ratio of at least 1.25 to 1.00. Each such financial covenant is measured using the financial results of the most recent four fiscal quarters.  As of June 30, 2011, Higher One, Inc. was in compliance with all covenants under the Credit Facility.

Cash Flows

The following table presents information regarding our cash flows, cash and cash equivalents for the six months ended June 30, 2010 and 2011:

	Six Months Ended
	June 30,
	2010	2011	$ Change
	(unaudited)
	(in thousands)
Net cash provided by (used in):
Operating activities	$17,194	$21,906	$4,712
Investing activities	(12,406)	(8,458)	3,948
Financing activities	21,741	2,541	(19,200)
Increase in cash and cash equivalents	26,529	15,989	(10,540)
Cash and cash equivalents, end of period	$29,868	$50,473	$20,605

The increase in net cash provided by operating activities consisted of an increase of $5.7 million in net income offset by a $1.0 million net decrease in adjustments to reconcile net income to cash.  Our non-cash expenses decreased by $0.3 million primarily as a result of an increase in our deferred income tax benefit and the income we recorded in connection with the settlement agreement reached with the former stockholders of IDC partially offset by an increase in stock-based compensation and stock-based customer acquisition expense.  Our operating assets and liabilities used approximately $1.4 million of cash, net, during the six months ended June 30, 2011.

The decrease in net cash used in investing activities primarily relates to payments which we made to an escrow agent in 2010 related to our acquisition of IDC which did not recur in 2011, which was partially offset by an increase in our amount spent on fixed assets related to our construction project described below.

As of June 30, 2011, we have incurred approximately $10.9 million on a project to develop two existing commercial buildings located in New Haven, Connecticut into which we expect to move at the completion of the project in 2012. We anticipate making additional payments in 2011 and 2012 as progress continues on the project. The project has a total estimated cost of approximately $47 million. Our net cost will be reduced by federal and state subsidies, grants and tax credits from various programs and entities which are described in our annual report on Form 10-K for the year ended December 31, 2010.

We believe that our cash flows from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next twenty-four months. We intend to fund our real estate development project using existing cash and additional cash generated from operations.

The decrease in net cash provided by financing activities was primarily related to our issuance of common stock in 2010, which resulted in net proceeds of $37.8 million.  We repaid $18.0 million, net on our then existing line of credit during the six months ended June 30, 2010.  The only cash flows from financing activities in 2011 have resulted from the exercise of stock options.

Supplemental Financial and Operating Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
	(unaudited) (in thousands)		(unaudited) (in thousands)

Adjusted EBITDA (1)	$9,205	$11,979	$27,140	$35,977
Adjusted net income (2)	$5,053	$7,122	$15,618	$21,527

Number of students enrolled at OneDisburse client higher education institutions at end of period	2,795	3,659	2,795	3,659

Number of students enrolled at payment transaction client higher education institutions at end of period	2,315	2,550	2,315	2,550

Number of OneAccounts at end of period	1,235	1,722	1,235	1,722

                We define adjusted EBITDA as net income before interest, income taxes and depreciation and amortization, or EBITDA, further adjusted to remove the effects of stock-based customer acquisition expense related to our grants of common stock in connection with our acquisition of EduCard in 2008 and cash-based customer acquisition expense related to the acquisition of IDC, stock-based compensation expense and the gain we recorded in connection with the settlement of our litigation with the former stockholders of IDC. Neither EBITDA nor adjusted EBITDA should be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and adjusted EBITDA in the same manner as we do. We prepare and present adjusted EBITDA to eliminate the effect of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate our adjustments and the reasons we consider them appropriate.

                We believe adjusted EBITDA is useful to our board of directors, management and investors in evaluating our operating performance for the following reasons:

•
adjusted EBITDA is widely used by investors to measure a company’s operating performance without regard to certain items, such as interest expense, income tax expense, depreciation and amortization, stock-based expenses and certain other items, that can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the book value of their assets, their capital structures and the method by which their assets were acquired;

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

•
because cash-based customer acquisition expense is an item related to the acquisition of IDC and does not reflect how our business is performing at any particular time, cash-based customer acquisition expense is therefore not a key measure of our core operating performance; and

•
because the gain we recorded in connection with the settlement of our litigation with the former stockholders of IDC is an item related to the acquisition of IDC and does not reflect how our business is performing at any particular time.

(1) The following table presents a reconciliation of net income, the most comparable GAAP measure, to EBITDA and adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net income	$1,830	$4,754	$10,094	$15,796
Interest income	(2)	(11)	(3)	(36)
Interest expense	247	56	476	130
Income tax expense	1,183	1,734	6,350	8,572
Depreciation and amortization	1,747	1,757	3,373	3,434
EBITDA	5,005	8,290	20,290	27,896
Stock-based and other customer acquisition expense	3,508	4,333	5,309	7,421
Stock-based compensation expense	692	856	1,541	2,160
Other income	–	(1,500)	–	(1,500)
Adjusted EBITDA	$9,205	$11,979	$27,140	$35,977

                We define adjusted net income as net income, adjusted to eliminate (a) stock-based compensation expense related to incentive stock option grants and the gain we recorded in connection with the settlement of our litigation with the former stockholders of IDC and (b) after giving effect to tax adjustments, stock-based compensation expense related to non-qualified stock option grants, stock-based customer acquisition expense related to our grant of common stock in connection with our acquisition of EduCard in 2008, cash-based customer acquisition expense related to the acquisition of IDC and amortization expenses related to intangible assets and financing costs. Adjusted net income should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our adjusted net income may not be comparable to similarly titled measures of other organizations because other organizations may not calculate adjusted net income in the same manner as we do. We prepare adjusted net income to eliminate the effect of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate our adjustments and the reasons we consider them appropriate.

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

•
because cash-based customer acquisition expense is an item related to the acquisition of IDC and does not reflect how our business is performing at any particular time, cash-based customer acquisition expense is therefore not key measure of our core operating performance;

•
amortization expenses can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired; and

•
because the gain we recorded in connection with the settlement of our litigation with the former stockholders of IDC is an item related to the acquisition of IDC and does not reflect how our business is performing at any particular time.

(2) The following table presents a reconciliation of net income, the most comparable GAAP measure, to adjusted net income for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
	(unaudited) (in thousands)		(unaudited) (in thousands)

Net income	$1,830	$4,754	$10,094	$15,796

Stock-based and other customer acquisition expense	3,508	4,333	5,309	7,421
Stock-based compensation expense - ISO	373	461	810	888
Stock-based compensation expense - NQO	319	395	731	1,272
Other income	–	(1,500)	–	(1,500)
Amortization of intangibles	768	767	1,535	1,535
Amortization of finance costs	51	18	102	36
Total pre-tax adjustments	5,019	4,474	8,487	9,652
Tax rate	38.7%	38.2%	38.6%	38.2%
Tax adjustment (a)	1,796	2,106	2,963	3,921
Adjusted net income	$5,053	$7,122	$15,618	$21,527

(a)           We have reflected the tax effect of all the pre-tax adjustments except for stock-based compensation expense for incentive stock options which are generally not tax deductible and the gain recorded in connection with the settlement of our litigation with the former stockholders of IDC as the gain is not taxable.

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

For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies” within “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our annual report on Form 10-K for the year ended December 31, 2010. At June 30, 2011, there have been no material changes to any of the Critical Accounting Policies therein.

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
In April 2010, the FASB issued ASU No. 2010-17, “Milestone Method of Revenue Recognition,” which indicates the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Companies can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This ASU was effective for fiscal years beginning on or after June 15, 2010. We adopted this standard on January 1, 2011.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This accounting standard update eliminates the option to present the components of other comprehensive income as part of the statement of equity and is effective for fiscal years beginning after December 15, 2011.  This accounting standard update is not expected to have a significant impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, ”Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards”, which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact of adopting ASU 2011-04, but believe there will be no significant impact on our consolidated financial statements.

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

In December 2010, the FASB issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, the guidance states that an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments are effective for fiscal years and interim periods beginning January 1, 2011 and are not expected to have a material impact in the consolidated financial statements.

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

Item 4.                          Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2011 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

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

On April 25, 2011, HOI and the former stockholders of IDC agreed to a settlement, the material terms of which are as follows: (a) $2 million of the amount held in escrow, plus pro-rated interest, was to be paid to HOI; (b) $6.25 million of the amount held in escrow, plus pro-rated interest, was to be paid to the former stockholders; and (c) HOI and the former stockholders generally and mutually released each other from all past and future claims, known and unknown, arising out of the stock purchase agreement and related transition services agreements between HOI and each of the former stockholders, relating to the operation or sale of IDC, including all indemnification and payment obligations, with the exception of certain rights, obligations and claims.  The amount held in escrow was distributed to HOI and the former stockholders of IDC in accordance with the terms of the settlement agreement in May 2011.

We recorded the impact of the settlement agreement in the quarter ending June 30, 2011.  The $2 million returned from escrow to us was recorded as other income of $1.5 million, reflecting a payment made under the indemnification provisions of the stock purchase agreement and a reduction of general and administrative expenses of $0.5 million, reflecting the recovery of certain legal costs incurred for the litigation.

Except as described above, there have been no material developments in our legal proceedings since we filed our annual report on Form 10-K for the year ended December 31, 2010.

Item 1A.                      Risk Factors

 There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2010, except as follows:

Reviews and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations may result in changes to our business practices or may expose us to the risk of fines, restitution and litigation.

Our operations and the operations of our bank partner are subject to the jurisdiction and examination of federal, state and local regulatory authorities, including the FDIC, which is our bank partner’s primary federal regulator. Our business practices, including the terms of our products, are reviewed and approved by our banking partner and subject to both periodic and special reviews by such regulatory authorities, which can range from investigations into specific consumer complaints or concerns to broader inquiries into our practices generally. We and our bank partner are subject to ongoing and routine examination by the FDIC. If, as part of an examination or review, the regulatory authorities conclude that we are not complying with applicable laws or regulations, they could request or impose a wide range of remedies, including, but not limited to, requiring changes to the terms of our products (such as decreases in fees), the imposition of fines or penalties or the institution of enforcement proceedings or other similar actions against us alleging that our practices constitute unfair or deceptive acts or practices. As part of an enforcement action, the regulators can seek restitution for affected customers and impose civil money penalties. In addition, negative publicity relating to any specific inquiry or investigation or any related fine could adversely affect our stock price; our relationships with various industry participants; or our ability to attract new and retain existing clients, which could have a material adverse effect on our business, financial condition and results of operations.

Following a recently conducted compliance examination, the New York Regional Office of the FDIC notified us that it was prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. Any such enforcement action could result in an order to pay restitution and civil money penalties. We have responded to the FDIC’s notification, but the process is ongoing and there can be no assurances as to the outcome of this process. An action instituted against us that results in significant changes to our practices, the imposition on us of fines or penalties, or an obligation for us to pay restitution or civil money penalties could have a material adverse effect on our business, financial condition and results of operations.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, was signed into law. The Act increases the already substantial regulation and oversight of the financial services industry and imposes restrictions on the ability of firms within the industry, including us, to conduct business consistent with historical practices. For example, under the Act, a Consumer Financial Protection Bureau, or the Bureau, has been established to regulate any person engaged in a “financial activity” in connection with a consumer financial product or service, including those, such as us, that process financial services products and services. The Bureau has assumed regulatory authority for many of the laws to which we and our partner bank, The Bancorp Bank, are subject and may have direct supervisory authority over us.  The Bureau also will have authority to issue and enforce regulations relating to consumer financial protection designed to prevent unfair, deceptive, and abusive practices in the offering of consumer financial products.

The Act also requires changes to be made to the manner in which merchants accept and process certain debit- and credit-card transactions. Specifically, the Act, subject to certain exemptions, requires the Federal Reserve to impose limits on debit card interchange fees tied to the cost of processing the transaction, which may have the result of decreasing revenue to debit card issuers and processors. On June 29, 2011, the Federal Reserve Board issued its final rule implementing these limits on debit card interchange fees that, among other things would limit interchange fees on debit card transactions to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount, and up to an additional $0.01 to cover investments in fraud prevention measures.  At the same time, the Federal Reserve approved an interim final rule that allows for an upward adjustment of no more than 1 cent to an issuer's debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim final rule.  These limits become effective October 1, 2011.  In accordance with the Act, issuers that, together with their affiliates, have less than $10 billion in assets are exempt from the debit card interchange fee standards, although they are subject to the prohibitions on network exclusivity and routing restrictions.  Nevertheless, it is anticipated that smaller issuers, such as The Bancorp Bank, may also be impacted. Some federal, state, and local government-administered payment programs that use debit cards are exempt from this interchange fee restriction. Additionally, the Act permits merchants to offer a discount or other incentive to encourage use of one form of payment over another. Furthermore, the Act, as implemented by the Federal Reserve Board’s final rule, prohibits an issuer or payment card network from restricting the number of payment card networks over which an electronic debit transaction may be processed to fewer than two unaffiliated networks, or restricting the ability of a merchant to direct the routing of electronic debit transactions over any of the networks that an issuer has enabled to process the electronic debit transactions. The Act also allows merchants to set minimum purchase thresholds for credit card transactions, provided such thresholds do not exceed $10, and it permits institutions of higher education and federal agencies – which constitute many of our clients – to impose maximum dollar amounts for credit-card purchases. Individual state legislatures are also reviewing interchange fees, and legislators in a number of states have proposed bills that purport to limit interchange fees or merchant discount rates or to prohibit their application to portions of a transaction.

The scope and impact of many of the Act’s provisions, including those summarized above, will continue to be determined through the rule making process. As a result, we cannot predict the ultimate impact of the Act on us or The Bancorp Bank at this time, nor can we predict the impact or substance of other future legislation or regulation. However, we believe that the Act, other recent changes in regulation, including the Regulation E changes summarized above, and legislation under consideration by the states, could affect how we and our bank partner operate by significantly reducing the interchange fees, ATM fees, non-sufficient fund fees, other banking services fees and convenience fees charged in respect of our services and that drive our financial results. These regulatory and legislative changes could also increase our costs, impede the efficiency of our internal business processes or limit our ability to pursue business opportunities in an efficient manner. The occurrence of any of these risks could materially and adversely affect our business, financial condition and results of operations.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                      Defaults Upon Senior Securities

None.

Item 5.                      Other Information

Effective August 2, 2011, Shamez Kanji resigned from the board of directors of Higher One Holdings, Inc.  The resignation did not involve any disagreement on any matter relating to the operations, policies or practices of Higher One Holdings, Inc.  Mr. Kanji served on the audit and compensation committees of the board of the directors.  Effective August 2, 2011, Charles Moran was elected to serve as a member of the audit committee and Patrick McFadden was elected to serve as a member of the compensation committee.

At our annual meeting of stockholders held on May 18, 2011, our stockholders voted to recommend that a non-binding advisory vote on executive compensation be held every three years.  In light of this recommendation, we have decided to hold a non-binding advisory vote on executive compensation every three years until the next required vote on the frequency of a stockholder vote on executive compensation.

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

Date: August 3, 2011

Higher One Holdings, Inc.
/s/ Dean Hatton
Dean Hatton
President and Chief Executive Officer (Duly authorized officer and principal executive officer)

/s/ Mark Volchek
Mark Volchek
Chief Financial Officer (Duly authorized officer and principal financial officer)