Form 10-Q
period 2011-09-30
Higher One Holdings, Inc.
filed 2011-11-03
CIK 1486800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011.
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

As of October 31, 2011 there were 56,491,158 shares of common stock, par value $0.001 per share, outstanding.

HIGHER ONE HOLDINGS, INC.
INDEX TO REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2011

As used herein, the terms “we,” “us,” “our” or “Higher One,” unless the context otherwise requires, mean Higher One Holdings, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements (unaudited)

Higher One Holdings, Inc.
Condensed Consolidated Balance Sheets
 (In thousands of dollars, except share and per share amounts)
(unaudited)
	December 31,	September 30,
	2010	2011

Assets
Current assets:
Cash and cash equivalents	$34,484	$33,442
Investments in marketable securities	14,697	17,889
Accounts receivable	2,622	5,534
Income receivable	3,719	6,293
Deferred tax assets	48	38
Prepaid expenses and other current assets	6,981	8,291
Restricted cash	8,250	–
Total current assets	70,801	71,487
Deferred costs	3,782	3,398
Fixed assets, net	9,919	37,643
Intangible assets, net	18,456	16,153
Goodwill	15,830	15,830
Other assets	653	1,787
Deferred tax assets	–	1,950
Restricted cash	–	1,075
Total assets	$119,441	$149,323

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,063	$2,487
Accrued expenses	11,786	22,097
Acquisition payable	8,250	–
Deferred revenue	7,974	10,646
Total current liabilities	31,073	35,230
Deferred revenue	2,051	2,143
Deferred tax liabilities	2,926	–
Total liabilities	36,050	37,373
Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 56,109,234 shares issued and outstanding at December 31, 2010; 57,328,795 shares issued and 56,385,246 shares outstanding at September 30, 2011	56	57
Additional paid-in capital	136,760	155,298
Treasury stock, 943,549 shares at September 30, 2011	–	(14,244)
Accumulated deficit, net of 2008 stock tender transaction of $93,933	(53,425)	(29,161)
Total stockholders' equity	83,391	111,950
Total liabilities and stockholders' equity	$119,441	$149,323

See notes to these unaudited condensed consolidated financial statements.

 Higher One Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands of dollars, except share and per share amounts)
(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2011	2010	2011
Revenue:
Account revenue	$28,221	$35,800	$81,695	$105,500
Payment transaction revenue	5,496	6,603	12,011	13,988
Higher education institution revenue	3,528	4,595	8,949	12,696
Other revenue	1,321	1,142	2,531	2,406
Total revenue	38,566	48,140	105,186	134,590
Cost of revenue	14,390	19,630	37,328	50,486
Gross margin	24,176	28,510	67,858	84,104
Operating expenses:
General and administrative	8,278	9,415	23,861	28,202
Product development	762	1,158	2,524	2,838
Sales and marketing	4,356	4,698	13,776	16,863
Total operating expenses	13,396	15,271	40,161	47,903
Income from operations	10,780	13,239	27,697	36,201
Interest income	10	15	13	51
Interest expense	(84)	(66)	(560)	(196)
Other income	–	–	–	1,500
Net income before income taxes	10,706	13,188	27,150	37,556
Income tax expense	4,277	4,720	10,628	13,292
Net income	$6,429	$8,468	$16,522	$24,264

Net income available to common stockholders:
Basic	$6,429	$8,468	$8,543	$24,264
Participating Securities	–	–	7,979	–
Diluted	$6,429	$8,468	$16,522	$24,264

Weighted average shares outstanding:
Basic	53,987,601	55,470,457	26,370,541	55,154,973
Diluted	59,154,446	59,789,977	56,661,610	59,694,242

Net income available to common stockholders per common share:
Basic	$0.12	$0.15	$0.32	$0.44
Diluted	$0.11	$0.14	$0.29	$0.41

See notes to these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
 (In thousands of dollars, except shares)
(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at December 31, 2010	56,109,234	$56	$136,760	$–	$(53,425)	$83,391
Stock-based compensation	–	–	3,049	–	–	3,049
Stock-based customer acquisition expense	–	–	9,233	–	–	9,233
Tax benefit related to options	–	–	5,274	–	–	5,274
Repurchase of common stock	(943,549)	–	–	(14,244)	–	(14,244)
Exercise of stock options	1,219,561	1	982	–	–	983
Net income	–	–	–	–	24,264	24,264
Balance at September 30, 2011	56,385,246	$57	$155,298	$(14,244)	$(29,161)	$111,950

See notes to these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
 (In thousands of dollars)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2011
Cash flows from operating activities
Net income	$16,522	$24,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,321	5,204
Amortization of deferred finance costs	153	54
Non-cash interest expense	258	–
Stock-based customer acquisition expense	6,988	9,233
Stock-based compensation	2,184	3,049
Deferred income taxes	(4,024)	(4,866)
Gain on litigation settlement agreement	–	(1,500)
Loss on disposal of fixed assets	–	343
Changes in operating assets and liabilities:
Accounts receivable	(1,669)	(2,912)
Income receivable	(1,057)	(2,574)
Deferred costs	(1,917)	(645)
Prepaid expenses and other current assets	(822)	(1,310)
Other assets	(109)	(9)
Accounts payable	(115)	(576)
Accrued expenses	1,188	816
Deferred revenue	4,140	2,764
Net cash provided by operating activities	27,041	31,335
Cash flows from investing activities
Purchases of available for sale investment securities	(20,818)	(11,192)
Proceeds from sales and maturities of available for sale investment securities	6,080	8,000
Purchases of fixed assets, net of changes in construction payables of $0 and $9,410, respectively	(5,899)	(21,623)
Payment to escrow agent	(8,250)	(1,075)
Proceeds from escrow agent	–	1,500
Payment of acquisition payable	(1,750)	–
Net cash used in investing activities	(30,637)	(24,390)
Cash flows from financing activities
Tax benefit related to exercise of stock options	2,170	5,274
Proceeds from exercise of stock options	817	983
Repurchase of common stock	–	(14,244)
Repayments of line of credit	(22,000)	–
Proceeds from issuance of common stock, net of issuance costs	37,209	–
Proceeds from line of credit	4,000	–
Repayment of capital lease obligations	(7)	–
Net cash provided by (used in) financing activities	22,189	(7,987)
Net change in cash and cash equivalents	18,593	(1,042)
Cash and cash equivalents at beginning of period	3,339	34,484
Cash and cash equivalents at end of period	$21,932	$33,442

See notes to these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Nature of Business and Organization

Higher One Holdings, Inc. is incorporated in Delaware and provides a comprehensive suite of disbursement and payment solutions specifically designed for higher education institutions and their students. We have developed proprietary software-based solutions to provide these services.  Higher One Holdings, Inc. has one wholly-owned subsidiary, Higher One, Inc., or HOI, which has three wholly-owned subsidiaries: Higher One Machines, Inc., or HOMI; Higher One Payments, Inc., or HOPI; and Higher One Real Estate, Inc., or Real Estate Inc. Real Estate Inc. has one wholly-owned subsidiary, Higher One Real Estate SP, LLC, or Real Estate LLC. HOMI owns and manages our cash disbursement machines and home-based customer service agent services. HOPI is the acquired entity formerly known as Informed Decisions Corporation d/b/a CASHNet that provides payment solutions and services. Real Estate Inc. and Real Estate LLC were formed for purposes related to our real estate development project discussed in Note 4 below.

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

The unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2010, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of our interim period results reported herein.  The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  Due to seasonal fluctuations and other factors, the results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements reflect our financial position and results of operations, including our wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

Basic and Diluted Net Income Available to Common Stockholders per Common Share

As discussed in Note 6 below, on June 22, 2010, we consummated an initial public offering of common stock. Had we made a distribution to stockholders prior to the initial public offering, all classes of preferred stock would have participated pro rata in dividends if and when we declared a dividend. Therefore, the two class method of calculating basic net income per common share was applied for the nine months ended September 30, 2010. Upon completion of the initial public offering, all classes of preferred stock converted to common shares. As a result, the two class method does not apply to the three months ended September 30, 2010 or the three months and nine months ended September 30, 2011.

Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted net income per common share, the basic weighted-average number of shares is increased by the dilutive effect of restricted stock and stock options using the treasury-stock method.  The treasury-stock method assumes that the options or warrants are exercised at the beginning of the year (or date of issue if later), and that the company uses those proceeds to purchase common stock for treasury at the average price for the reporting period.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The dilutive effect of stock options totaling 951,748 and 1,057,115 were not included in the computation of diluted net income per common share for the three months ended September 30, 2010 and 2011, respectively, as their effect would be anti-dilutive. The dilutive effect of stock options totaling 951,748 and 1,057,115 were not included in the computation of diluted net income per common share for the nine months ended September 30, 2010 and 2011, respectively, as their effect would be anti-dilutive. Anti-dilutive securities are securities that upon conversion or exercise increase earnings per share (or reduce the loss per share). Restricted stock shares totaling 1,727,865 and 1,152,933 were not included in the computation of either basic or diluted earnings per share as all necessary conditions for vesting have not been satisfied by the end of the three and nine months ended September 30, 2010 and 2011, respectively.

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

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2009-13 “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU were effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are essential to the functionality of the product, and scopes these products out of current software revenue guidance. The new guidance includes factors to help companies determine what software elements are considered essential to the functionality of the product. The amendments subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU were effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010.

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

Recent Accounting Pronouncements – New Standards to be Implemented

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment,” which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011; however early adoption is permitted. We plan to adopt this standard for our fiscal year ending December 31, 2011 and do not expect the standard to have a significant impact on our consolidated financial statements.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income,” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This accounting standard update eliminates the option to present the components of other comprehensive income as part of the statement of equity and is effective for fiscal years beginning after December 15, 2011.  The FASB has announced that certain aspects of this update may be delayed; however as issued in June 2011, this accounting standard update is not expected to have a significant impact on our consolidated financial statements as we do not currently have any items recorded in other comprehensive income.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We believe there will be no significant impact on our consolidated financial statements as a result of adopting ASU 2011-04.

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

In December 2010, the FASB issued amendments to the guidance on goodwill impairment testing. The amendments modify step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making such a determination, the guidance states that an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments are effective for fiscal years and interim periods beginning January 1, 2011 and are not expected to have a significant impact on our consolidated financial statements.

3.	Investments in Marketable Securities and Fair Value Measurements

As of September 30, 2011 and December 31, 2010, all of our investments in marketable securities were classified as available for sale.  Amortized cost basis was equal to aggregate fair value for each of the major security types as reflected in the table below. We had no recorded unrealized gains or losses from investments as of December 31, 2010 and September 30, 2011.  The contractual maturities of our available for sale securities ranged from one to twelve months as of September 30, 2011.

All of our assets carried at fair value measured on a recurring basis are valued based on quoted prices in active markets for identical assets (Level 1).  We do not have any liabilities carried at fair value as of either September 30, 2011 or December 31, 2010. The following table provides the assets carried at fair value measured on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands of dollars):

Fair values at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)
Assets:
U.S. government debt securities	$16,888
Corporate debt securities	1,001
Total assets	$17,889

Fair values at December 31, 2010
Assets:
U.S. government debt securities	$13,695
Corporate debt securities	1,002
Total assets	$14,697

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.	Real Estate Development Project

As of September 30, 2011, we have incurred approximately $27.3 million on a project to develop two existing commercial buildings located in New Haven, Connecticut.  We will move into these buildings at the completion of the project, which is expected to be in late 2011 or early 2012.  In connection with the real estate development project, HOI and Real Estate LLC entered into an agreement with the Connecticut Development Authority that provides for sales and use tax relief for property purchases made for the project.  The total amount of potential sales and use tax relief is $1.0 million.  The conditions of the sales and use tax agreement require repayment to the Connecticut Development Authority of the actual amount of sales and use tax savings plus an additional 7.5% if HOI fails to meet certain criteria.  In accordance with this obligation, we deposited $1.1 million into an escrow account in February 2011, which is reflected on the condensed consolidated balance sheet as noncurrent restricted cash.

5.	Credit Facility

On December 31, 2010, HOI entered into a senior secured revolving credit facility, or the Credit Facility. As of September 30, 2011, $50.0 million in borrowings were available to us under the Credit Facility and we were in compliance with all of the applicable affirmative, negative and financial covenants in the Credit Facility.  The amount available to be drawn under the Credit Facility may be increased by an additional $50.0 million upon our request and the agreement of the lenders party to the Credit Facility.

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

Common Stock

In connection with the initial public offering, we effected a 3-for-1 stock split of the outstanding shares of our common stock that was previously approved by stockholders. All common share amounts and per common share amounts have been adjusted in the financial statements for all periods presented. We are authorized to issue up to 200,000,000 shares of common stock with a par value of $0.001 per share. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of our stockholders. Common stockholders are not entitled to receive dividends unless declared by the board of directors.

Preferred Stock

We are authorized to issue 20,000,000 shares of preferred stock with a par value of $0.001 per share.  As of December 31, 2010 and September 30, 2011, no shares of preferred stock were issued or outstanding.

Treasury Stock

In August 2011, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to $40.0 million of our issued and outstanding shares of common stock through September 7, 2012.  During the three months ended September 30, 2011, we repurchased 943,549 shares of our common stock at a cost of $14.2 million.  All shares repurchased were held in treasury as of September 30, 2011.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7.	Commitments and Contingencies

From time to time we are subject to litigation relating to matters in the ordinary course of business, as well as regulatory examinations, information gathering requests, inquiries and investigations.

In February 2011, the New York Regional Office of the Federal Deposit Insurance Corporation, or FDIC, notified us that it was prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. Any such enforcement action could result in an order to pay restitution and civil money penalties. We have responded to the FDIC’s notification and have amended certain practices. In view of the inherent difficulty of predicting the outcome of regulatory matters, including the FDIC notification, we generally cannot predict what the eventual outcome of pending matters will be or what the timing of the ultimate resolution of these matters will be.  While the process is ongoing, we continue to evaluate various potential courses of action in order to resolve this matter.  The potential courses of action could include increased utilization of external legal counsel to defend our position, voluntarily adopting a program which would provide restitution to current and former customers or continuing to let the current process progress through additional correspondence between us and the FDIC. Our pursuit of any of these courses of action could result in additional costs; however, we currently estimate the potential range of loss associated with these matters to be between $0 and $10 million. An adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any particular reporting period. In accordance with applicable accounting guidance, we would establish a liability for litigation and regulatory matters if and when those matters were to present loss contingencies that were both probable and reasonably estimable.

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

Our products and services for our higher education institutional clients include our OneDisburse® Refund Management® funds disbursement service and our CASHNet® suite of payment transaction products and services. Through our bank partner, we offer our OneAccount service to the students of our higher education institutional clients, which includes an FDIC-insured deposit account, a OneCard, which is a debit MasterCard® ATM card, and other retail banking services.

As of September 30, 2011, more than 490 campuses serving approximately 4.0 million students had purchased the OneDisburse service.  The number of students served as of September 30, 2011 includes an additional 115 thousand students as a result of overall enrollment growth at these campuses and an increase of 197 thousand students from the level as of June 30, 2011.  We rely on fall enrollment data provided by the U.S. Department of Education Institute of Education Sciences, Integrated Postsecondary Education Data System, or IPEDS, to count the number of students at our higher education institutional clients.  The IPEDS data is updated annually, usually in our third quarter, to reflect fall enrollments as of the prior year.  Since December 31, 2010, including enrollment growth, we have added a total of 689 thousand students, representing 21.0% growth.  As of September 30, 2011, more than 350 campuses serving approximately 2.6 million students had contracted to use one or more of our CASHNet payment products and services. As of September 30, 2011, there were approximately 2.0 million OneAccounts.

As we previously reported, on August 8, 2011 we were notified by our bank partner, The Bancorp Bank, of its intention to terminate the services agreement pursuant to which it provides our customers FDIC-insured depository services for the OneAccount checking accounts and other services related to the OneAccount.  Under the terms of the services agreement with The Bancorp Bank, we maintain responsibility for the technology-related aspects of the OneAccounts.  Upon termination of the services agreement, The Bancorp Bank is obligated to transfer the deposits and any related bank identification numbers, routing numbers and other related identifiers used by us in connection with the deposits of its customers and deliver any and all applicable information, account opening contracts and related items.  Pursuant to the notice received, the termination will be effective no later than May 4, 2012, or 270 days after the date of the termination notice, unless the services agreement is otherwise extended or the terms of the termination notice are changed.

We have been in discussions with other potential bank partners throughout 2011 and have increased the pace of such discussions since we received the termination notice described above.  We believe that there is sufficient time for us to transition the services provided by The Bancorp Bank to a different bank partner or partners in the required timeline.  We are also using this transition to further evaluate the manner in which banking services are provided to our OneAccount customers.  See Part II, Item 1A. “Risk Factors” in this quarterly report on Form 10-Q.

We continue to assess the impact of certain legislative and regulatory changes that have been enacted or made effective that may impact our operations and revenue. Effective July 1, 2010, the Federal Reserve Board amended its regulations implementing the Electronic Funds Transfer Act, or Regulation E, to limit the ability of financial institutions to assess overdraft fees for paying ATM and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents, or opts in, to the institution’s payments of overdrafts for these services. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, was signed into law. The Act will change many banking practices over time, however, the scope and impact of many of the Act’s provisions are still being defined through the rule making process. On June 29, 2011, the Federal Reserve issued its final rule implementing the limits on debit card interchange fees and requirements for future routing of transactions required by the Act.  In accordance with the Act, issuers that, together with their affiliates, have less than $10 billion in assets are exempt from these debit card interchange fee limits, although they are subject to the prohibitions on network exclusivity and routing restrictions.  Our current banking partner, The Bancorp Bank, has assets of less than $10 billion and therefore is exempt from the debit card interchange fee cap.  While we do not currently expect the limitation on debit card interchange fees or the provisions relating to network exclusivity and routing restrictions to have a material effect on our results of operations, we will continue to evaluate the Act, the ongoing rule making process and their effect on our business and results of operations.  Our search for potential bank partners is focused on those banks that have assets of less than $10 billion and would therefore also be exempt from the debit card interchange fee limits described above.  See Part II, Item 1A. “Risk Factors” in this quarterly report on Form 10-Q.

Our revenue fluctuates as a result of seasonal factors related to the academic year. A large proportion of our revenue is either directly or indirectly dependent on academic financial aid received by students. Higher education institutional clients typically disburse financial aid refunds to students at the start of each academic term. Distribution of financial aid disbursements through our OneDisburse service (1) indirectly generates revenue through deposits of financial aid into OneAccounts, which generates account revenue, and (2) directly generates revenue through our higher education institution clients’ use of the OneDisburse service, which generates higher education institution revenue.

While revenue fluctuates over the course of the year, our fixed expenses remain relatively constant, resulting in wide disparities in our net income and adjusted net income from quarter to quarter. Typically, the second quarter accounts for the smallest proportion of our revenues but an equal proportion of certain of our expenses. This is primarily because the majority of financial aid is disbursed during other times of the year and higher education institutions tend to enroll more new students in the third fiscal quarter. We expect that this trend will continue going forward.

As previously disclosed in our annual report of Form 10-K for the year ending December 31, 2010, the New York Regional Office of the FDIC notified us that it was prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. We have responded to the FDIC’s notification, but the process is ongoing and there can be no assurances as to the outcome of this process. While the process is ongoing, we continue to evaluate various potential courses of action in order to resolve this matter.  The potential courses of action could include increased use of outside legal counsel to defend our position, voluntarily adopting a program which would provide restitution to current and former customers or continuing to let the current process progress through additional correspondence between us and the FDIC.  Our pursuit of any of these courses of action could result in additional costs and we currently estimate the potential range of loss associated with these matters to be between $0 and $10 million.

Results of Operations for the Three Months Ended September 30, 2010 and 2011

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Three Months Ended
	September 30,
	(Unaudited)
	2010	2011	$ Change	% Change
	(in thousands)
Account revenue	$28,221	$35,800	$7,579	26.9%
Payment transaction revenue	5,496	6,603	1,107	20.1%
Higher education institution revenue	3,528	4,595	1,067	30.2%
Other revenue	1,321	1,142	(179)	(13.6%)
Total revenue	38,566	48,140	9,574	24.8%
Cost of revenue	14,390	19,630	5,240	36.4%
Gross margin	24,176	28,510	4,334	17.9%
General and administrative expense	8,278	9,415	1,137	13.7%
Product development expense	762	1,158	396	52.0%
Sales and marketing expense	4,356	4,698	342	7.9%
Income from operations	10,780	13,239	2,459	22.8%
Interest income	10	15	5	50.0%
Interest expense	(84)	(66)	18	(21.4%)
Net income before income taxes	10,706	13,188	2,482	23.2%
Income tax expense	4,277	4,720	443	10.4%
Net income	$6,429	$8,468	$2,039	31.7%

	Three Months Ended
	September 30,
	2010	2011

Account revenue	73.2%	74.4%
Payment transaction revenue	14.3%	13.7%
Higher education institution revenue	9.1%	9.5%
Other revenue	3.4%	2.4%
Total revenue	100.0%	100.0%
Cost of revenue	37.3%	40.8%
Gross margin	62.7%	59.2%
General and administrative expense	21.4%	19.5%
Product development expense	2.0%	2.4%
Sales and marketing expense	11.3%	9.8%
Income from operations	28.0%	27.5%
Interest income	0.0%	0.0%
Interest expense	(0.2%)	(0.1%)
Other income	0.0%	0.0%
Income before income taxes	27.8%	27.4%
Income tax expense	11.1%	9.8%
Net income	16.7%	17.6%

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenue

Account revenue
The increase in account revenue was primarily due to an increase of 31.0%, or 0.5 million, in the number of OneAccounts from September 30, 2010 to September 30, 2011.  Greater adoption and student enrollments at higher education institutions which were clients as of September 30, 2010 accounted for 76% of the increase in the number of OneAccounts.  The remaining increase was due to students choosing the OneAccount at higher education institutions which became clients after September 30, 2010.  The increase in the number of OneAccounts resulted in increases in interchange fees, ATM fees and other fees that our bank partner remits to us. While our historical experience has been that account revenue generated per OneAccount has been generally stable year over year, with total account revenue generally increasing proportionally with increases in the number of OneAccounts, the implementation of amendments to Regulation E in the third quarter of 2010 decreased the account revenue per OneAccount compared to the same period in the prior year.  We expect future account revenue per OneAccount to be stable on a year over year basis as we have now experienced a full year of impact related to the implementation of amendments to Regulation E.

Payment Transaction Revenue
The increase in payment transaction revenue was primarily due to the inclusion of new higher education institution clients that began utilizing the CASHNet payment module, ePayment, since the three months ended September 30, 2010 as well as an increase in payments processed at higher education institutions that were clients during the three months ended September 30, 2010.

Higher Education Institution Revenue
The increase in higher education institution revenue was primarily due to an increase in subscription revenue for our CASHNet suite of payment products.  The increase in subscription revenue is generally due to the increase in number of new modules sold to previously existing higher education institution clients, as well as sales of the CASHNet suite of payment products to new higher education institution clients over the course of the last twelve months.  The increase in higher education institution revenue was also supported by growth in the financial aid disbursement revenues generated by our OneDisburse Refund Management disbursement service.

Cost of Revenue

Cost of revenue is expected generally to increase proportionally with our revenue as many of these costs are variable and associated with either the number of OneAccounts or the dollar volume of transactions processed through our CASHNet payment module.  During the three months ended September 30, 2011, our cost of revenue increased at a higher rate than revenue, which resulted in a lower gross margin compared to the three months ended September 30, 2010.  During the three months ended September 30, 2011, customer service costs and write-offs and the provision for uncollectible fees both increased at higher rates than our revenue growth.

General and Administrative Expense

Although general and administrative expenses continue to increase as our size grows, such expenses are increasing at a lower rate than our revenue growth.  The increase in general and administrative expenses was driven primarily by an increase in professional fees, an increase in depreciation and amortization and also losses recorded on the disposal of ATMs.  The loss on disposal of ATMs is associated with the replacement of a portion of our ATMs during the quarter ended September 30, 2011.

Product Development Expense

The increase in product development expense was primarily due to increases in personnel costs.

Sales and Marketing Expense

The increase in sales and marketing expense was primarily due to an increase of $0.2 million in non-cash, stock-based sales acquisition expense related to the vesting of certain shares issued in connection with the acquisition of EduCard, LLC due to a higher average share price at the date of vesting.  The expense recorded related to the shares issued in connection with the acquisition of EduCard, LLC can be highly variable from period to period depending on the number of additional shares that vest and the average share price at the time of vesting.  Higher personnel related costs, including stock-based compensation, also contributed to the increase.

Income Tax Expense

The increase in income tax expense was primarily due to the increase in net income before taxes.  The effective tax rates for the three months ended September 30, 2010 and 2011 were 39.9% and 35.8%, respectively.  Our effective rate is expected to be between 35% and 37% for the 2011 fiscal year.

Results of Operations for the Nine Months Ended September 30, 2010 and 2011

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Nine Months Ended
	September 30,
	(Unaudited)
	2010	2011	$ Change	% Change
	(In thousands)
Account revenue	$81,695	$105,500	$23,805	29.1%
Payment transaction revenue	12,011	13,988	1,977	16.5%
Higher education institution revenue	8,949	12,696	3,747	41.9%
Other revenue	2,531	2,406	(125)	(4.9%)
Total revenue	105,186	134,590	29,404	28.0%
Cost of revenue	37,328	50,486	13,158	35.2%
Gross margin	67,858	84,104	16,246	23.9%
General and administrative expenses	23,861	28,202	4,341	18.2%
Product development expenses	2,524	2,838	314	12.4%
Sales and marketing expenses	13,776	16,863	3,087	22.4%
Income from operations	27,697	36,201	8,504	30.7%
Interest income	13	51	38	292.3%
Interest expense	(560)	(196)	364	(65.0%)
Other income	-	1,500	1,500	100.0%
Net income before income taxes	27,150	37,556	10,406	38.3%
Income tax expense	10,628	13,292	2,664	25.1%
Net income	$16,522	$24,264	$7,742	46.9%

	Nine Months Ended
	September 30,
	2010	2011

Account revenue	77.7%	78.4%
Payment transaction revenue	11.4%	10.4%
Higher education institution revenue	8.5%	9.4%
Other revenue	2.4%	1.8%
Total revenue	100.0%	100.0%
Cost of revenue	35.5%	37.5%
Gross margin	64.5%	62.5%
General and administrative expense	22.7%	21.0%
Product development expense	2.4%	2.1%
Sales and marketing expense	13.1%	12.5%
Income from operations	26.3%	26.9%
Interest income	0.0%	0.0%
Interest expense	(0.5%)	(0.1%)
Other income	0.0%	1.1%
Income before income taxes	25.8%	27.9%
Income tax expense	10.1%	9.9%
Net income	15.7%	18.0%

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Revenue

Account revenue
The increase in account revenue was primarily due to an increase of 31.0%, or 0.5 million, in the number of OneAccounts from September 30, 2010 to September 30, 2011.  Greater adoption and student enrollments at higher education institutions which were clients as of September 30, 2010 accounted for 76% of the increase in the number of OneAccounts.  The remaining increase was due to students choosing the OneAccount at higher education institutions which became clients after September 30, 2010.  The increase in the number of OneAccounts resulted in increases in interchange fees, ATM fees and other fees that our bank partner remits to us. While our historical experience has been that account revenue generated per OneAccount has been generally stable year over year, with total account revenue generally increasing proportionally with increases in the number of OneAccounts, the implementation of amendments to Regulation E in the third quarter of 2010 decreased the account revenue per OneAccount compared to the same period in the prior year.  We expect future account revenue per OneAccount to be stable on a year over year basis as we have now had a full year of impact related to the implementation of amendments to Regulation E.

Payment Transaction Revenue
The increase in payment transaction revenue was primarily due to an increase in payments processed at higher education institutions that were clients during the nine months ended September 30, 2010 as well as the inclusion of new higher education institution clients that began utilizing the CASHNet payment module, ePayment, since the nine months ended September 30, 2010

Higher Education Institution Revenue
The increase in higher education institution revenue was primarily due to an increase in subscription revenue for our CASHNet suite of payment products.  The increase in subscription revenue reflects a steady increase in the rate of subscription revenue since the fourth quarter of 2010 and reflects amounts earned both on new modules sold to previously existing higher education institution clients, as well as sales of the CASHNet suite of payment products to new higher education institution clients. The increase in higher education institution revenue was also supported by growth in the financial aid disbursement revenue generated by our OneDisburse Refund Management funds disbursement service.

Cost of Revenue

Cost of revenue is expected generally to increase proportionally with our revenue as many of these costs are variable and associated with either the number of OneAccounts or the dollar volume of transactions processed through our CASHNet payment module.  During the nine months ended September 30, 2011, our cost of revenue increased at a higher rate than revenue, which resulted in a lower gross margin percentage compared to the nine months ended September 30, 2010.  During the nine months ending September 30, 2011, customer service costs and write-offs and the provision for uncollectible fees both increased at higher rates than our revenue growth.

General and Administrative Expense

Although general and administrative expenses continue to increase as our size grows, such expenses are increasing at a lower rate than our revenue growth.  The increase in general and administrative expenses was driven primarily by an increase in cash-based and stock-based employee compensation costs, professional fees and depreciation and amortization.  There are also increases in varied expenses to support our business growth, including insurance costs, costs to maintain our fleet of ATMs, telecommunications and other technology costs.

Product Development Expense

The increase in product development expense was primarily due to increases in personnel costs, including stock-based compensation, partially offset by a decrease in costs related to outsourced services.

Sales and Marketing Expense

The increase in sales and marketing expense was primarily due to an increase of $2.2 million in non-cash, stock-based sales acquisition expense related to the vesting of certain shares issued in connection with the acquisition of EduCard, LLC due to a higher average share price at the date of vesting as well as additional shares vesting.  The expense recorded related to the shares issued in connection with the acquisition of EduCard, LLC can be highly variable from period to period depending on the number of additional shares that vest and the average share price at the time of vesting.  Additional advertising and tradeshow participation expenses also contributed to the overall increase.

Interest Expense

The decrease in interest expense was primarily due to lower amortization of deferred financing costs of the Credit Facility (as defined below), compared to our prior credit facility that was in place during 2010 and the accretion of acquisition payable during 2010 which became fully accreted throughout 2010.  During the nine months ended September 30, 2011, a zero balance was maintained on the Credit Facility.

Other Income

We recorded $1.5 million of other income during the nine months ended September 30, 2011 as a result of the settlement agreement reached with the former stockholders of IDC, or the Settlement Agreement.  See Part II, Item 1. Legal Proceedings, for additional information related to the Settlement Agreement.

Income Tax Expense

The increase in income tax expense was primarily due to the increase in net income before taxes.  The gain we recorded as a result of the settlement agreement with the former stockholders of IDC of $1.5 million did not have any tax impact, which resulted in only a 25.1% increase in income tax expense for the nine months ended September 30, 2011.  The effective tax rates for the nine months ended September 30, 2010 and 2011 were 39.1% and 35.4%, respectively.  Our effective rate is expected to be between 35% and 37% for the 2011 fiscal year.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows from operations, borrowings under our Credit Facility, as defined below, and available-for-sale investments. As of September 30, 2011, we had $33.4 million in cash and cash equivalents, $17.9 million in available-for-sale investments and $50.0 million in borrowing capacity available under our Credit Facility. Our primary liquidity requirements are for working capital, capital expenditures, product development expenses and general corporate needs. As of September 30, 2011, we had working capital of $36.3 million.

Senior Secured Revolving Credit Facility
Higher One, Inc. entered into a senior secured revolving credit facility dated as of December 31, 2010, which we refer to as the Credit Facility. As of September 30, 2011, $50 million in borrowings were available to the Company under the Credit Facility. The amount available to be drawn under the Credit Facility may be increased by an additional $50 million upon the request of the Company and the agreement of the lenders party to the Credit Facility.  Any amounts drawn under the Credit Facility are payable in a single maturity on December 31, 2013. Higher One Holdings, Inc., and each of the wholly-owned subsidiaries of Higher One, Inc., is a guarantor of Higher One, Inc.’s obligations under the Credit Facility.

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

As of September 30, 2011, Higher One, Inc. had no outstanding indebtedness under the Credit Facility.

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

In addition, the Credit Facility contains certain financial covenants that require us to maintain a minimum EBITDA level, as defined in the Credit Facility, of $50 million, a funded debt to EBITDA ratio not to exceed 2.00 to 1.00 and a fixed charge coverage ratio of at least 1.25 to 1.00. Each such financial covenant is measured using the financial results of the most recent four fiscal quarters.  As of September 30, 2011, Higher One, Inc. was in compliance with all covenants under the Credit Facility.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the nine months ended September 30, 2010 and 2011:

	Nine Months Ended
	September 30,
	2010	2011	$ Change
	(unaudited)
	(in thousands)
Net cash provided by (used in):
Operating activities	$27,041	$31,335	$4,294
Investing activities	(30,637)	(24,390)	6,247
Financing activities	22,189	(7,987)	(30,176)
Increase (decrease) in cash and cash equivalents	18,593	(1,042)	(19,635)
Cash and cash equivalents, end of period	$21,932	$33,442	$11,510

The increase in net cash provided by operating activities consisted of an increase of $7.7 million in net income offset by a $3.4 million net decrease in adjustments to reconcile net income to cash.  Our non-cash expenses increased by $0.6 million primarily as a result of an increase in stock-based customer acquisition expense and stock-based compensation partially offset by the income we recorded in connection with the Settlement Agreement.  Our operating assets and liabilities used an additional $4.1 million of cash, net, during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

The decrease in net cash used in investing activities primarily relates to our decreased use of cash in the purchases and proceeds of our investments in marketable securities and the payment which we made to an escrow agent in 2010 related to our acquisition of IDC which did not recur in 2011.  These decreases in cash use were partially offset by an increase in our amount spent on fixed assets primarily related to our construction project described below.

As of September 30, 2011, we have incurred approximately $27.6 million on a project to develop two existing commercial buildings located in New Haven, Connecticut into which we will move at the completion of the project, which is expected to be in late 2011 or early 2012. Of the $27.6 million incurred, we have spent approximately $17.9 million in total on the project as of September 30, 2011.  We anticipate making additional payments in 2011 and 2012 as progress continues on the project. The project has a total estimated cost of approximately $47 million. Our net cost will be reduced by federal and state subsidies, grants and tax credits from various programs and entities which are described in our annual report on Form 10-K for the year ended December 31, 2010, some of which we expect to receive in the fourth quarter of 2011.

We believe that our cash flows from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next twenty-four months. We intend to fund our real estate development project using existing cash and additional cash generated from operations.

The decrease in net cash provided by financing activities was primarily related to the issuance of our common stock in 2010, which resulted in net proceeds of $37.2 million.  We repaid $18.0 million, net, on our then existing line of credit during the nine months ended September 30, 2010.  The only cash flows from financing activities in 2011 have resulted from our common stock repurchases which used $14.2 million of cash and the exercise of stock options, which provided cash in an aggregate amount of $6.3 million.

Supplemental Financial and Operating Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
	(unaudited) (in thousands)		(unaudited) (in thousands)

Adjusted EBITDA (1)	$15,509	$18,218	$42,650	$54,195
Adjusted net income (2)	$8,771	$11,120	$24,387	$32,647

Number of students enrolled at OneDisburse client higher education institutions at end of period	3,217	3,970	3,217	3,970

Number of students enrolled at payment transaction client higher education institutions at end of period	2,450	2,576	2,450	2,576

Number of OneAccounts at end of period	1,538	2,015	1,538	2,015

(1)            We define adjusted EBITDA as net income before interest, income taxes and depreciation and amortization, or EBITDA, further adjusted to remove the effects of stock-based customer acquisition expense related to our grants of common stock in connection with our acquisition of EduCard in 2008 and cash-based customer acquisition expense related to the acquisition of IDC, stock-based compensation expense and the gain we recorded in connection with the settlement of our litigation with the former stockholders of IDC. Neither EBITDA nor adjusted EBITDA should be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and adjusted EBITDA in the same manner as we do. We prepare and present adjusted EBITDA to eliminate the effect of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate our adjustments and the reasons we consider them appropriate.

                We believe adjusted EBITDA is useful to our board of directors, management and investors in evaluating our operating performance for the following reasons:

·
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

·	securities analysts use adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies;

·
because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time, stock-based customer acquisition expense and stock-based compensation expense are not key measures of our core operating performance;

·
because cash-based customer acquisition expense is an item related to the acquisition of IDC and does not reflect how our business is performing at any particular time, cash-based customer acquisition expense is therefore not a key measure of our core operating performance; and

·
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

The following table presents a reconciliation of net income, the most comparable GAAP measure, to EBITDA and adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net income	$6,429	$8,468	$16,522	$24,264
Interest income	(10)	(15)	(13)	(51)
Interest expense	84	66	560	196
Income tax expense	4,277	4,720	10,628	13,292
Depreciation and amortization	1,947	1,770	5,321	5,204
EBITDA	12,727	15,009	33,018	42,905
Stock-based and other customer acquisition expense	2,139	2,320	7,448	9,741
Stock-based compensation expense	643	889	2,184	3,049
Other income	–	–	–	(1,500)
Adjusted EBITDA	$15,509	$18,218	$42,650	$54,195

(2)           We define adjusted net income as net income, adjusted to eliminate (a) stock-based compensation expense related to incentive stock option grants and the gain we recorded in connection with the settlement of our litigation with the former stockholders of IDC and (b) after giving effect to tax adjustments, stock-based compensation expense related to non-qualified stock option grants, stock-based customer acquisition expense related to our grant of common stock in connection with our acquisition of EduCard in 2008, cash-based customer acquisition expense related to the acquisition of IDC and amortization expenses related to intangible assets and financing costs. Adjusted net income should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our adjusted net income may not be comparable to similarly titled measures of other organizations because other organizations may not calculate adjusted net income in the same manner as we do. We prepare adjusted net income to eliminate the effect of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate our adjustments and the reasons we consider them appropriate.

                We believe adjusted net income is useful to our board of directors, management and investors in evaluating our operating performance for the following reasons:

·
because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time, stock-based customer acquisition expense and stock-based compensation expense are not key measures of our core operating performance;

·
because cash-based customer acquisition expense is an item related to the acquisition of IDC and does not reflect how our business is performing at any particular time, cash-based customer acquisition expense is therefore not a key measure of our core operating performance;

·
amortization expenses can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired; and

·
because the gain we recorded in connection with the settlement of our litigation with the former stockholders of IDC is an item related to the acquisition of IDC and does not reflect how our business is performing at any particular time.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to adjusted net income for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
	(unaudited) (in thousands)		(unaudited) (in thousands)

Net income	$6,429	$8,468	$16,522	$24,264

Stock-based and other customer acquisition expense	2,139	2,320	7,448	9,741
Stock-based compensation expense – incentive stock options	338	480	1,148	1,368
Stock-based compensation expense – non-qualified stock options	305	409	1,036	1,681
Other income	–	–	–	(1,500)
Amortization of intangible assets	768	768	2,303	2,303
Amortization of finance costs	51	18	153	54
Total pre-tax adjustments	3,601	3,995	12,088	13,647
Tax rate	38.6%	38.2%	38.6%	38.2%
Tax adjustment (a)	1,259	1,343	4,223	5,264
Adjusted net income	$8,771	$11,120	$24,387	$32,647

(a)           We have reflected the tax effect, utilizing an estimated statutory rate, of all the pre-tax adjustments except for stock-based compensation expense for incentive stock options which are generally not tax deductible and the gain recorded in connection with the settlement of our litigation with the former stockholders of IDC as the gain is not taxable.

            The adjusted EBITDA and adjusted net income measures presented in this Quarterly Report on Form 10-Q may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements, in particular our Credit Facility agreement.

Contractual Obligations

There have been no material changes to our contractual commitments from those disclosed in our annual report on Form 10-K for the year ended December 31, 2010.  During the three months ended September 30, 2011, we entered into a lease agreement for office space in Atlanta, Georgia.  Our contractual obligation under this lease agreement is less than $2.0 million over the next seven years.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The significant accounting policies and basis of preparation of our consolidated financial statements are described in Note 2, “\Significant Accounting Policies” of our notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2010. Under accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in our financial statements. Actual results could differ from those estimates.

We believe the judgments, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:
·	Provision for operational losses;
·	Stock-based compensation; and
·	Income taxes

For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies” within “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our annual report on Form 10-K for the year ended December 31, 2010. At September 30, 2011, there have been no material changes to any of the Critical Accounting Policies described therein.

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

The accounting standards described below will be effective in future reporting periods and are not yet adopted.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment,” which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, but early adoption is permitted. We plan to adopt this standard for our fiscal year ending December 31, 2011 and do not expect the standard to have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This accounting standard update eliminates the option to present the components of other comprehensive income as part of the statement of equity and is effective for fiscal years beginning after December 15, 2011.  The FASB has announced that certain aspects of this update may be delayed; however as issued in June 2011, this accounting standard update is not expected to have a significant impact on our consolidated financial statements as we do not currently have any items recorded in other comprehensive income.

In May 2011, the FASB issued ASU No. 2011-04, ”Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards”, which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. We believe there will be no significant impact on our consolidated financial statements as a result of adopting ASU 2011-04.

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

In December 2010, the FASB issued amendments to the guidance on goodwill impairment testing. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In making that determination, the guidance states that an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments are effective for fiscal years and interim periods beginning January 1, 2011 and are not expected to have a significant impact in the consolidated financial statements.

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

Item 4.                          Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2011 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.                                Legal Proceedings

On June 22, 2010, Higher One, Inc., or HOI, provided notice and a certificate of claim for indemnity under the Stock Purchase Agreement by and among HOI and the former stockholders of Informed Decisions Corporation, or IDC, dated November 19, 2009, arising from certain misrepresentations and breaches of warranty. At the same time, we deposited $8.25 million, equal to the remaining balance of the post-closing payments, with an escrow agent.  Separately, the former stockholders of IDC filed a complaint against HOI in the United States District Court for the Northern District of California, or the Complaint, on July 20, 2010, disputing that misrepresentations were made and that warranties were breached; alleging breach of contract and anticipatory breach; and seeking a declaratory judgment ordering that the post-closing payments be made in accordance with the schedule set forth in the Stock Purchase Agreement.

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

 Item 1A.                      Risk Factors

 There have been no material changes to our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2010, except as follows:

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

The Act also requires changes to be made to the manner in which merchants accept and process certain debit- and credit-card transactions. Specifically, the Act, subject to certain exemptions, requires the Federal Reserve to impose limits on debit card interchange fees tied to the cost of processing the transaction, which may have the result of decreasing revenue to debit card issuers and processors. On June 29, 2011, the Federal Reserve Board issued its final rule implementing these limits on debit card interchange fees that, among other things would limit interchange fees on debit card transactions to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount, and up to an additional 1 cent to cover investments in fraud prevention measures.  At the same time, the Federal Reserve approved an interim final rule that allows for an upward adjustment of no more than 1 cent to an issuer's debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim final rule.  These limits became effective October 1, 2011.  In accordance with the Act, issuers that, together with their affiliates, have less than $10 billion in assets are exempt from the debit card interchange fee standards, although they are subject to the prohibitions on network exclusivity and routing restrictions.  Nevertheless, it is anticipated that smaller issuers, such as The Bancorp Bank, may also be impacted. Some federal, state, and local government-administered payment programs that use debit cards are exempt from this interchange fee restriction. Additionally, the Act permits merchants to offer a discount or other incentive to encourage use of one form of payment over another. Furthermore, the Act, as implemented by the Federal Reserve Board’s final rule, prohibits an issuer or payment card network from restricting the number of payment card networks over which an electronic debit transaction may be processed to fewer than two unaffiliated networks, or restricting the ability of a merchant to direct the routing of electronic debit transactions over any of the networks that an issuer has enabled to process the electronic debit transactions. The Act also allows merchants to set minimum purchase thresholds for credit card transactions, provided such thresholds do not exceed $10, and it permits institutions of higher education and federal agencies – which constitute many of our clients – to impose maximum dollar amounts for credit-card purchases. Individual state legislatures are also reviewing interchange fees, and legislators in a number of states have proposed bills that purport to limit interchange fees or merchant discount rates or to prohibit their application to portions of a transaction.

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

As the provider of FDIC-insured depository services for all of our OneAccounts, as well as other banking functions, such as supplying cash for our ATM machines, The Bancorp Bank, our bank partner, provides third-party services that are critical to our student-oriented banking services. On August 8, 2011, The Bancorp Bank provided us a notice of termination of our services agreement that included a termination effective date of not later than May 4, 2012, or 270 days after the date of the termination notice. Upon termination of the services agreement, The Bancorp Bank is obligated to transfer the deposits and any related bank identification numbers, routing numbers and other related identifiers used by us in connection with the deposits of our customers and deliver any and all applicable information, account opening contracts and related items.

If any material adverse event were to affect The Bancorp Bank, or any future bank partner, including, but not limited to, a significant decline in its financial condition, a decline in the quality of its service, loss of deposits, its inability to comply with applicable banking and financial service regulatory requirements, systems failure or its inability to pay us fees, our business, financial condition and results of operations could be materially and adversely affected. If we change banking partners, we may not be successful in such change.  In addition, there is a risk that the terms of our services agreement with a new banking partner may not be as favorable to us.  If we are unable to change banking partners prior to the termination effective date of our agreement with The Bancorp Bank, we may not be able to extend the current relationship with The Bancorp Bank or otherwise be able to continue to offer the OneAccount in the same manner as we do now.  The aggregate impact could have a material adverse effect on our business, financial condition and results of operations.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information regarding purchases of shares of our common stock made by us during the third quarter ending September 30, 2011:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Approximate dollar value of
	of shares	price paid	purchased as part of publicly	shares that may yet be purchased
Period	purchased (1)	per share	announced plans or programs (1)	under the plans or programs (2) (in thousands)

Month #1
(July 1 to July 31)	–	–	–	–
Month #2
(August 1 to August 31)	3,100	$15.98	3,100	$39,950
Month #3
(September 1 to September 30)	940,449	$15.09	940,449	25,756

(1) No shares were repurchased other than through our publicly-announced repurchase program.  Our share repurchase program was announced on August 23, 2011 and allows for the repurchase of up to $40 million of our issued and outstanding shares of common stock through September 7, 2012.

(2) As of September 30, 2011, approximately $25.8 million was available under our publicly announced share repurchase program.  The timing, price, quantity, and manner of the purchases to be made are at the discretion of management upon instruction from our Board of Directors, depending upon market conditions.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of our Board of Directors, and no assurance can be given that shares will be repurchased in the future.

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

Date: November 2, 2011

Higher One Holdings, Inc.
/s/ Dean Hatton
Dean Hatton
President and Chief Executive Officer (Duly authorized officer and principal executive officer)

/s/ Mark Volchek
Mark Volchek
Chief Financial Officer (Duly authorized officer and principal financial officer)