Form 10-K
period 2011-12-31
Higher One Holdings, Inc.
filed 2012-02-15
CIK 1486800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34779

Higher One Holdings, Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	26-3025501
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

115 Munson Street
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common equity held by non-affiliates based upon the last sale price of the common equity reported on the New York Stock Exchange on June 30, 2011, was approximately $677.8 million.

There were 56,812,118 shares of the registrant’s common stock outstanding as of February 10, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2011. Portions of the proxy statement are incorporated herein by reference to the following parts of the Annual Report on Form 10-K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance;
Part III, Item 11, Executive Compensation;
Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence; and
Part III, Item 14, Principal Accountant Fees and Services.

HIGHER ONE HOLDINGS, INC.
YEAR 2011
FORM 10-K ANNUAL REPORT

FORWARD-LOOKING INFORMATION

This annual report on Form 10-K contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “should” and similar expressions are intended to identify forward-looking statements. The factors discussed under “Item 1A. Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. We expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

We use the terms the “Company,” “we,” “us” and “our” in this annual report to refer to Higher One Holdings, Inc. and its subsidiaries, unless the context requires otherwise.

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

We believe our products provide significant benefits to both higher education institutions as well as their campus communities, including students. For our higher education institution customers, we offer our OneDisburse® Refund Management® funds disbursement service. Our disbursement service facilitates financial aid and other refunds to students, while simultaneously enhancing the ability of our higher education institution clients to comply with the federal regulations applicable to financial aid transactions. By using our refund disbursement solutions, our clients save on the cost of handling disbursements, improve related business processes, increase the speed with which students receive their refunds and ensure their ability to comply with applicable regulations.

For students and other campus community members, we offer our OneAccount service that includes a Federal Deposit Insurance Corporation, or FDIC,-insured deposit account provided by our bank partners, OneCard, which is a debit MasterCard® ATM card, and other retail banking services. OneAccount is cost competitive and tailored to the campus communities that we serve, providing students with convenient and faster access to disbursement funds.

We also offer payment transaction services through our CASHNet® suite of payment products, which are primarily software-as-a-service solutions that facilitate electronic payment transactions allowing higher education institutions to receive easy and cost effective electronic payments from students, parents and others for essential education-related financial transactions. Features of our payment services include online bill presentment and online payment capabilities for tuition and other fees.

Higher One, Inc. was founded in 2000 in New Haven, Connecticut by Mark Volchek, Miles Lasater and Sean Glass. Higher One, Inc. is our principal operating subsidiary, which directly or indirectly runs all of our businesses. In July 2008, Higher One, Inc. formed Higher One Holdings, Inc., a Delaware corporation, which is now the holding company for all of our operations. In November 2009, we acquired Informed Decisions Corporation, which we renamed Higher One Payments, Inc., a California corporation, and which provided the CASHNet payment suite of products to higher education institutions. We merged Higher One Payments, Inc. into Higher One, Inc. on December 31, 2011. Higher One, Inc. owns Higher One Machines, Inc., a Delaware corporation, which performs certain operational functions. Higher One, Inc. also owns Higher One Real Estate, Inc., a Delaware corporation, and its subsidiary, Higher One Real Estate SP, LLC, a Delaware limited liability company, which were formed to hold certain of our real estate.

Our Strategy

We believe that there is opportunity to continue to achieve significant future growth. We intend to continue to increase revenue and profitability by strengthening our position as a leading provider of technology and payment services to the higher education industry. Key elements of our growth strategy include:

•	Expanding the number of contracted higher education institutions;

•	Increasing OneAccount usage, including incentivizing primary checking account usage;

•	Cross-selling our existing products and services;

•	Enhancing and extending our products and services; and

•	Pursuing strategic partnerships and opportunistic acquisitions.

Products and Services

We provide products and services to two distinct, but related target markets: higher education institutions and their students.

Products and Services for Higher Education Institutions

We provide our higher education institution clients with an integrated suite of products and services. These include our OneDisburse service, our payment suite and other financial services.

OneDisburse

Our OneDisburse Refund Management product is a turnkey solution that provides higher education institution clients with a comprehensive technology service for streamlining the student refund disbursement process. Following the payment of their tuition and other school-related expenses, many students receive residual financial aid disbursements to cover non-academic school expenses, such as living expenses, and books. Students also receive disbursements, such as a refund following withdrawal from a course or other miscellaneous fees. Higher education institutions have typically processed these refund disbursements by preparing and distributing paper checks, which is both time consuming and costly for institutions and slow and inconvenient for students. After a higher education institution purchases the OneDisburse service, the institution sends the full amount of each student’s disbursement to us and we then forward the funds to the student in accordance with the student’s instructions. For students with OneAccounts, disbursements are generally made by electronic transfers to their OneAccounts. By partnering with us to provide refund disbursements and related processes, including the student/customer service function, our clients reduce their time and cost spent on handling disbursements, improve the related business processes and increase convenience for students. In addition to saving time and costs for our clients, the OneDisburse service is designed to ensure that the refund disbursement process is fully compliant with all applicable federal regulations, thereby providing our clients compliance monitoring services, which eases their administrative and regulatory burden. The OneDisburse service also has a number of features that benefit students receiving refunds, including convenient and fast processing of refunds and notifications via email or text message of incoming refund disbursements. As of December 31, 2011, more than 500 campuses serving more than 4 million students had contracted to use the OneDisburse service.

CASHNet Payment Suite

Our CASHNet payment suite includes the following software-as-a-service products and services, which our higher education institution clients may purchase separately or together as a bundle. As of December 31, 2011, more than 350 campuses serving more than 2.5 million students had contracted to use one or more products and services in our payment suite.

ePayment. Our ePayment product enables higher education institutions to securely accept online payments for tuition, charges and fees from students via credit card, pinless debit or via ACH. Our ePayment product also allows students to set up and maintain recurring payments and authorize other users such as parents to pay student-related charges on their behalf. SmartPay, a feature of ePayment, enables higher education institutions to reduce the cost of accepting credit and debit cards by passing the convenience fee to the payers.

eBill. Our eBill product enables higher education institutions to automate payer billing and processing functions performed on campus and to extend payment services. This product allows the student or authorized payer to view the bill online and enables them to make payments online. By automating the billing process and facilitating electronic payments, higher education institutions can reduce administrative and labor costs, deliver bills quickly and securely and increase student and authorized payer convenience. eBill also expedites the processing, authorization and receipt of student payments.

MyPaymentPlan. Our MyPaymentPlan product enables higher education institutions to personalize students’ payment plans in order to better meet the individual needs of each student. In particular, MyPaymentPlan offers campus administrators the ability to tailor payment plan rules and fees; access the status and history of each student’s account; and calculate the due date and payment schedule for each student.  In 2011, we began offering MyPaymentPlan+, for which we fully administer all or most aspects of payment plans on behalf of institutions.

eMarket. Our eMarket product enables higher education institutions to provide their academic, athletic and other departments with Internet e-commerce storefronts that can be used for, among other things, taking alumni donations, selling items such as event tickets, t-shirts and other merchandise, and accepting payments of event and conference registration fees. Higher education institutions can also use eMarket as an administrative portal to maintain centralized control of policy setting and reporting while allowing individual departments and entities autonomy to manage their operations. This centralized approach enables the institution to update policies related to campus commerce immediately and uniformly throughout all departmental campus storefronts.

Cashiering. Our Cashiering product enables higher education institutions to operate and manage their cashiering functions, back office payments and campus-wide departmental deposits. In particular, Cashiering allows institutions to process walk-in and mail payments at any cashier’s office on campus, departments to allocate deposits to specific general ledger accounts in a paperless environment and multiple locations to receive any information that is downloaded into the CASHNet database.

Other Products and Services

•
OneDisburse® ID. We offer our higher education institution clients the option to combine our debit card with the institution’s ID cards. If an institution elects this option, we provide its students with our OneCard, which is a debit MasterCard ATM card that also serves as their official campus identification.

•	OneDisburse® Payroll. Our OneDisburse® Payroll product can quickly and efficiently distribute payroll and other employee-related payments through the OneDisburse® platform.

•	OneDisburse® PLUS. Our OneDisburse® PLUS product, which was launched in 2011, enables institutions to distribute Parent PLUS loan refunds to parents on behalf of the school.

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

Products and Services for Students – The OneAccount

Offered through our bank partners, our OneAccount product provides students, as well as faculty, staff and alumni, with an FDIC-insured online checking account with no monthly fee and no minimum balance requirement. We also provide OneAccount holders with a OneCard, which is a debit MasterCard ATM card. Students can use their OneCard instead of cash or writing checks to make purchases wherever MasterCard is accepted at millions of locations worldwide or online. Many students also use their OneCard to pay bills automatically, send money instantly to other OneAccount holders and access Higher One ATMs located on or near campuses, with no fee to OneCard holders.

The OneAccount includes features designed to provide students with powerful, convenient, user-friendly tools to manage their finances, such as free balance updates via text messaging, mobile low balance alerts, a mobile website, a mobile deposit feature and a scan deposit feature. Other customized features of the OneAccount include “Campus Auto-Load,” which allows students to set up automatic funds transfers to campus flexible spending accounts, and the “Request Money” and “Send Money” features, which allow students to request money from parents and provide parents with a mechanism to make person-to-person payments into students’ OneAccounts, respectively.

In December 2010 and August 2011, we began offering new versions of the OneAccount called OneAccount Flex and OneAccount Premier, respectively. These OneAccount types offer different fee structures and features that are designed to offer students more choice and drive behavior that incentivizes primary account usage.

As of December 31, 2011, there were approximately 2.0 million OneAccounts, inclusive of all three OneAccount types described above. OneAccount Flex and OneAccount Premier customers constituted an immaterial amount of the total number of OneAccounts as of December 31, 2011 because we have not yet strongly promoted these two OneAccount options. We intend to market these accounts more broadly in the future in order to increase overall usage of the OneAccounts.

Sales and Marketing

Our sales and marketing efforts separately target our two key markets: higher education institutions and their students.

Higher Education Institutions

Our dedicated and experienced sales team actively markets our products and services to higher education institutions in the United States. This team identifies potential new clients through a variety of channels, including higher education regional and national tradeshows, existing client showcase events and word-of-mouth referrals. The sales process typically includes an extended solicitation period that usually includes phone conversations, in-person presentations and formal proposals to various levels of administrators. Our primary points of contact are generally an institution’s chief financial officer, bursar or chief technology officer.

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

We work closely with our higher education institution clients to communicate the benefits of our products and services through school-branded communications and literature in an effort to increase both the number of new OneAccounts and usage of existing OneAccounts. Typically, we will send information to parents and incoming students soon after their admission applications are accepted by the school and during student orientation. We generally contact returning students before the beginning of a new semester and place signs in strategic campus locations such as bookstores, student centers, dining halls, athletic facilities and cash dispensers to increase awareness of our products and services. Before we introduce our OneDisburse service to a new higher education institution client, we frequently implement a word of mouth program through which selected students volunteer to use our service and provide word of mouth marketing and education to other students on campus. In an effort to strengthen our relationships with students, we often sponsor and support on-campus events and create co-branded websites with the higher education institutions. Our higher education institution clients provide us with student email addresses that we commonly use to communicate with students about our products and services. Many times, we also use these email addresses, as well as on-campus orientation events, to distribute our “Money 101” lessons, which provide tips and other information to improve students’ financial literacy, such as explaining how a checking account works, how to protect against security breaches and how to avoid excessive fees.

Customer and Client Service

We are dedicated to addressing the needs of both our higher education institution clients and our student customers. We believe that our multi-pronged approach to providing cost-effective customer service helps make us an industry-leader in customer satisfaction.

Higher Education Institutions

We believe we enhance our sales and marketing efforts by providing reliable after-sale service. Our dedicated client-service employees are focused on servicing our higher education institution clients.

We provide higher education institution clients with a variety of service touch points known as our High Touch Service® approach, such as a dedicated project manager and relationship manager, OneSupport, our client support for managers and administrative staff at our higher education institutions, and the Higher One User Group, or HUG, client conference we hold regularly. Our dedicated relationship managers are responsible for ensuring we maintain a strong relationship with each of our institution clients and for assisting, supporting and providing updates on the quality and use of our services. OneSupport is designed to address a range of client issues from client-specific technical questions to client service matters that require management’s attention. During our HUG conferences, clients can meet in-person with our management and staff to learn about new features and products, updates to current offerings and build long-lasting personal relationships.

Students

We have after-sales customer service representatives to assist students and others in the campus community that use our products and services. Our website provides a searchable database of frequently asked questions that we regularly update as more questions are answered by our customer service team. This database helps us assist our self-service oriented customers. We also provide students with the ability to contact us via telephone, email and text message.

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

The Bancorp Bank, Urban Trust Bank and Wright Express Financial Services Corporation

The Bancorp Bank, a publicly traded, Delaware-chartered depository institution, has provided FDIC-insured depository services for our OneAccounts as well as other banking functions, such as supplying cash for our ATM machines, since July 2008.  Under the terms of our agreement with The Bancorp Bank, we maintain responsibility for the technology-related aspects of the OneAccounts. On August 8, 2011, we received notice from The Bancorp Bank that it intends to terminate our Services Agreement effective on or before May 4, 2012 in accordance with the agreement. Upon termination of the agreement, The Bancorp Bank is obligated to transfer the deposits and any related bank identification numbers, routing numbers and other related identifiers, account opening contracts and related items.

On December 22, 2011 and January 11, 2012, we entered into agreements with Urban Trust Bank, a federal savings bank, or UTB, and Wright Express Financial Services Corporation, a Utah industrial bank, or Wright Express FSC, respectively, for FDIC-insured depository service. Under the respective agreements, UTB will provide and maintain demand deposit accounts and Wright Express FSC will provide and maintain negotiable order of withdrawal accounts. The agreements are similar to the arrangement we have had with The Bancorp Bank. Each institution will also provide other banking functions, such as supplying cash for our ATMs, while we will provide processing and other administrative services, including customer services, and will maintain responsibility for the technology-related aspects of the OneAccounts. We will not pay a fee to either institution for its deposit processing services; rather each institution’s sole compensation will be to retain the investment returns earned on OneAccount deposits. We may earn from each institution a monthly processing fee based on amounts deposited in OneAccounts and prevailing interest rates. In connection with our shift toward a multi-bank partner strategy, we will be required to keep minimum deposit balances at each institution and to obtain operational services such as ATM sponsorship, network sponsorship, ACH processing services and check processing services from these institutions if we are unable to extend our relationship with The Bancorp Bank.

Our agreements with UTB and Wright Express FSC each have initial terms of five years, after which each agreement will automatically renew for additional three-year terms unless either party cancels subject to customary notice periods.

An implementation plan for transitioning accounts to UTB and Wright Express FSC is currently in progress. In the past, when we have changed banking partners, we have done so in a limited amount of time and with no material disruption or inconvenience to any of our customers, and we expect that the transition to our new bank partners will proceed smoothly. We continue to hold productive discussions and negotiations with other potential bank partners.

Fiserv Solutions, Inc.

Fiserv Solutions, Inc., or Fiserv, provides back-end account and transaction data processing for OneAccounts and OneCards, including core processing, ACH processing, issuance authorization and settlement, ATM driving and related services. We began our relationship with Fiserv in November 2001 and our current master agreement is scheduled to expire in June 2014. Thereafter, unless either party cancels, our agreement will automatically renew on an annual basis. We pay Fiserv a monthly fee for services rendered and related software licenses. We are currently considering the option of insourcing certain functions provided by Fiserv.

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

Terremark North America, Inc. and Neospire, Inc.

Terremark North America, Inc. (formerly NAP of the Americas, Inc.), or Terremark and Neospire, Inc., or Neospire, provide web and application hosting services in secure data centers. These vendors provide various managed services including security, network, cooling, power, hardware and other services to host our proprietary applications. Both vendors are certified as compliant with Payment Card Industry’s, or PCI, standards and have business continuity plans. Under our standing agreement, we occasionally purchase computer hardware and software from Terremark and Neospire, and we compensate Terremark and Neospire on a monthly basis for services rendered. In connection with our capitalized information technology in-sourcing project, which includes data centers in our New Haven and Atlanta offices, we plan to deconvert from the services that Terremark and Neospire provide to us in 2012.

TeleTech Services Corporation

    TeleTech Services Corporation, or TeleTech, provides customer care services to our student accountholders in addition to the customer care services that we provide in-house. TeleTech’s services add redundancy to our customer service function and represent an important part of our business continuity plan.

Technology

We have invested in establishing a secure technology platform to provide us with a flexible and scalable infrastructure. Our technology strategy is to focus our internal resources on proprietary applications while leveraging third party partnerships or purchases for certain routine applications. For example, the OneDisburse and OneAccount platforms include major components of internally developed software, while we partner with third parties to provide banking core processing and transaction processing.

The key modules and features of our technology platform include:

HigherOneAccount.com

Our software engineering team has developed and maintains this web application, which allows students and parents to manage their OneAccount. It offers robust, self-service online banking for our OneAccount accountholders including: viewing statements, paying bills, making electronic deposits, making electronic transfers and filing service requests. It also integrates institution-specific features, including management of payroll, financial aid refunds and automatic replenishment of campus accounts through Campus Auto-Load. This website also allows attractive opportunities for co-branding with our higher education institution clients.

CASHNet.com

This web application is used to administer and initiate transactions in our payment suite of products. Higher education institution administrators can change certain confirmation settings and run reports, while students and parents can perform certain functions, such as viewing electronic bills, making payments and enrolling in payment plans.

HigherOneSupport.com

We maintain this administrative website for use by our higher education institution clients and our internal staff. It offers institutions useful functions, including real-time reports, research on cards and students, access control for administrators to the website and an audit trail of all cash movement. Our internal staff performs customer service, transaction flow monitoring, access control for employees and site administration for this website.

HigherLink

HigherLink is our batch file processing engine for integrating our technology with the systems of our higher education institution clients and other external parties. It handles import and processing of cardholder demographic data, photos and disbursement files, as well as export of card status files and other integration files.

Technology Audits

Our development team, consisting of both in-house and third party contractor team members, develops and tests our proprietary software applications, including our regular software releases. Since 2006, we have conducted technology audits that are designed to identify weaknesses in our information technology infrastructure and to provide recommendations for how to improve it. We incorporate the audit findings into our strategic planning process. Additionally, our CASHNet payment suite was most recently certified as PCI-compliant in December 2011 by 403 Labs, LLC. Most of our critical systems have internal redundancy functions and often include secondary sites.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other agreements and technical measures to protect our technology and intellectual property rights, including our proprietary software.

We have four registered patents and several patent applications in the United States relating to our products and services. In addition, we use a variety of unregistered trademarks and have six registered trademarks in the United States: Higher One®, OneDisburse®, Refund Management®, High Touch Service®, CASHNet® and CASHNet… any payment, anytime, anywhere®. Our domain names include “HigherOne.com,” “HigherOneSupport.com,” “HigherOneAccount.com” and “CASHNet.com” and our proprietary software includes both internal and customer facing applications. See “Part I, Item 1. Business—Technology” of this report. Finally, we also license certain intellectual property from third parties.

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

Competition

We do not believe there is a competitor that provides a suite of products and services to the higher education industry that is as comprehensive, integrated and tailored as ours. However, the market for payment services in the higher education industry is competitive. Other companies, including SLM Corporation (Sallie Mae), Nelnet, Inc., PNC Financial Services Group, Inc. and TouchNet Information Systems, Inc., provide payment software, products and services that are competitive to those that we offer. For student banking and debit card services, we compete with banks active in the higher education industry, including U.S. Bancorp and Wells Fargo & Company.

While many of our competitors have substantially greater financial and other resources than we have, may in the future offer a wider range of products and services and may use advertising and marketing strategies that achieve broader brand recognition, we believe that our products and services remain competitive in their respective markets. In particular, we believe that the functionality and service provided by our OneDisburse service and CASHNet suite of products provide us with a competitive advantage, while the pricing of, and services provided for, our retail banking products are competitive with those of other providers. We continue to enhance our offerings and augment our services through increased customization and creating more personalized options for school administrators.

Government Regulation

As a payments processor to higher education institutions that takes payment instructions from institutions and their constituents, including students and employees, and gives them to our Bank Partners, we are directly or indirectly subject to a variety of federal and state laws and regulations. The following discussion does not purport to be a complete description of all of the laws and regulations that may affect us or all aspects of those laws and regulations. To the extent statutory or regulatory provisions are described in this discussion, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions.

Our contracts with most of our higher education institution clients and our Bank Partners require us to comply with applicable laws and regulations, including, where applicable, regulations promulgated by the United States Department of Education, or the Department of Education, regarding the handling of student financial aid funds received by institutions on behalf of their students under Title IV of the Higher Education Act of 1965, or Title IV; the Family Educational Rights and Privacy Act of 1975, or FERPA; the Electronic Fund Transfer Act and Regulation E promulgated thereunder, or Regulation E; the USA PATRIOT Act and related anti-money laundering requirements; and certain federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of the Gramm-Leach-Bliley Act of 1999, or GLBA.

Higher Education Regulations

Because of the services we provide to some institutions with regard to the handling of Title IV funds, the Department of Education may deem us to be a “third-party servicer” under the Title IV regulations. Those regulations require a third-party servicer annually to submit a compliance audit conducted by outside independent auditors that covers the servicer’s Title IV activities. Each year we submit a “Compliance Attestation Examination of the Title IV Student Financial Assistance Programs” audit to the Department of Education, which includes a report by an independent audit firm. In addition, the yearly compliance audit submission to the Department of Education provides comfort to certain of our higher education institution clients that we are in compliance with the third-party servicer regulations that may apply to us. We also provide this compliance audit report to clients upon request to help them fulfill their compliance audit obligations as Title IV participating institutions.

Under the Department of Education regulations, a third party servicer that contracts with a Title IV institution acts in the nature of a fiduciary in the administration of Title IV programs. Among other requirements, the regulations provide that a third-party servicer is jointly and severally liable with its client institution for any liability to the Department of Education arising out of the servicer’s violation of Title IV or its implementing regulations, which could subject us to material fines related to acts or omissions of entities beyond our control. The Department of Education is also empowered to limit, suspend or terminate the violating servicer’s eligibility to act as a third-party servicer and to impose significant civil penalties on the violating servicer.

Our higher education institution clients are subject to FERPA, which provides with certain exceptions that an educational institution that receives any federal funding under a program administered by the Department of Education may not have a policy or practice of disclosing education records or “personally identifiable information” from education records, other than directory information to third parties without the student’s or parent’s written consent. Our higher education institution clients disclose to us certain non-directory information concerning their students, including contact information, student identification numbers and the amount of students’ credit balances pursuant to one or more exceptions under FERPA.

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

Banking Regulations

The Bancorp Bank, UTB and Wright Express FSC, collectively, our Bank Partners, are depository institutions that provide and maintain checking accounts for OneAccounts. Funds held in accounts at our Bank Partners are insured by the FDIC up to applicable limits. As FDIC-insured depository institutions, our Bank Partners are subject to comprehensive government regulation and supervision and, in the course of making their services available to our customers, we are required to assist our Bank Partners in complying with certain of their regulatory obligations. Among other laws and regulations, the anti-money laundering provisions of the USA PATRIOT Act require that customer identifying information be obtained and verified whenever a bank account is established. For example, because we facilitate the opening of checking accounts at our Bank Partners on behalf of our customers, we assist our Bank Partners in collecting the customer identification information that is necessary to open an account. In addition, both we and our Bank Partners are subject to the laws and regulations enforced by the Office of Foreign Assets Control, or OFAC, which prohibit U.S. persons from engaging in transactions with certain prohibited persons. As a service provider to insured depository institutions, we are required under federal law to agree to submit to examination by each of our Bank Partner’s primary federal regulator, which is the FDIC in the case of The Bancorp Bank and Wright Express FSC and the Office of the Comptroller of the Currency, or the OCC, in the case of UTB. We also are subject to audit by our Bank Partners to ensure that we appropriately comply with our obligations to them. Failure to comply with our responsibilities could negatively affect our operations. Our Bank Partners are required under our respective agreements to, and we rely on our Bank Partners’ abilities to, comply with state and federal banking regulations.

The Bancorp Bank provides, and UTB and Wright Express FSC will provide, depository services for OneAccounts through a private label relationship. We provide processing services for these OneAccounts. These services are subject to, among other things, the requirements of the Electronic Fund Transfer Act and the Bureau of Consumer Financial Protection’s Regulation E, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of ATMs, debit cards and certain other electronic banking services. Regulation E, among other things, requires initial disclosures of the terms and conditions of electronic fund transfers, dissemination of periodic statements to consumers for each monthly cycle in which an electronic fund transfer has occurred and prompt investigation and resolution of reported errors in electronic funds transfers. Regulation E also provides for limits on customer liability for transactions made with lost or stolen debit cards based upon the timeliness of the customer’s notification of the loss or theft. In conjunction with The Bancorp Bank, we promptly investigate and seek to resolve any reported errors related to the electronic banking services provided to our customers, and we plan to do the same with UTB and Wright Express FSC.

Regulation E prohibits a financial institution from assessing an overdraft fee for paying ATM and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents, or opts in, to the institution’s payment of overdrafts for these services. We and The Bancorp Bank comply with this restriction, and we do not currently offer the opt in feature to our customers for ATM or one-time debit card transactions.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law. The Dodd-Frank Act increased the already substantial regulation and oversight of the financial services industry and imposed restrictions on the ability of firms within the industry, including us, to conduct business consistent with historical practices. Among other things, the Dodd-Frank Act created the Bureau of Consumer Financial Protection, or the Bureau, to regulate any person engaged in a “financial activity” in connection with a consumer financial product or service, including those, such as us, that process financial services products and services. The Bureau has assumed regulatory authority for many of the consumer protection laws to which we and our Bank Partners are subject and may have direct supervisory authority over us. The Bureau has authority to issue and enforce regulations relating to consumer financial protection designed to prevent unfair, deceptive, and abusive practices in the offering of consumer financial products.

The Dodd-Frank Act also required changes to the manner in which merchants accept and process certain debit- and credit-card transactions. Specifically, the Dodd-Frank Act, subject to certain exemptions, requires the Federal Reserve to impose limits on debit card interchange fees tied principally to the cost of processing the transaction, which may have the result of decreasing revenue to debit card issuers and processors. On October 1, 2011, the Federal Reserve’s final rule implementing these limits on debit card interchange fees became effective. Issuers such as our Bank Partners that, together with their affiliates, have less than $10 billion in assets are exempt from the debit card interchange fee standards, although they are subject to the prohibitions on network exclusivity and routing restrictions. Nevertheless, it is anticipated that smaller issuers, such as our Bank Partners, may also be impacted. Some federal, state, and local government-administered payment programs that use debit cards are exempt from this interchange fee restriction.

Additionally, the Dodd-Frank Act permits merchants to offer a discount or other incentive to encourage use of one form of payment over another. Furthermore, the Dodd-Frank Act, as implemented by the Federal Reserve Board’s final rule, prohibits an issuer or payment card network from restricting the number of payment card networks over which an electronic debit transaction may be processed to fewer than two unaffiliated networks, or restricting the ability of a merchant to direct the routing of electronic debit transactions over any of the networks that an issuer has enabled to process the electronic debit transactions. The Dodd-Frank Act also allows merchants to set minimum purchase thresholds for credit card transactions, provided such thresholds do not exceed $10, and it permits institutions of higher education and federal agencies – which constitute many of our clients – to impose maximum dollar amounts for credit-card purchases. Individual state legislatures are also reviewing interchange fees, and legislators in a number of states have proposed bills that purport to limit interchange fees or merchant discount rates or to prohibit their application to portions of a transaction.

Individual state legislatures also periodically review interchange fees, and legislators in a number of states have proposed bills that purport to limit interchange fees or merchant discount rates or to prohibit their application to portions of a transaction.

    Federal and state regulatory agencies also frequently propose and adopt changes to their regulations or change the manner in which existing regulations are applied.  We cannot predict the substance or impact of pending or future legislation or regulation, or the application thereof, although changes to existing law could affect how we and our Bank Partners operate and could significantly increase costs, impede the efficiency of internal business processes and limit our ability to pursue business opportunities in an efficient manner.

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

In conjunction with the disbursement, payroll and tuition payment services we make available through our Bank Partners, it is necessary to collect certain information from our customers (such as bank account and routing numbers) to transmit to our Bank Partners. Our Bank Partners use this information to execute the funds transfers requested by our customers. These funds transfers are accomplished primarily by means of ACH networks and other wire transfer systems, such as FedWire. To the extent the data required by these electronic funds networks change, the information that we will be required to request from our clients may also change.

We are subject, either directly or by virtue of our contractual relationship with our Bank Partners, to the privacy and security standards of the GLBA privacy regulations, as well as certain state data protection laws and regulations. The GLBA privacy regulations require that we develop, implement and maintain a written comprehensive information security program prescribing safeguards that are appropriate to our size and complexity, the nature and scope of our activities and the sensitivity of any personally identifiable information we access for processing purposes or otherwise maintain. As a service provider of our Bank Partners, we also are limited in our use and disclosure of the personal information we receive from our Bank Partners, which we may use and disclose only for the purposes for which it was provided to us, and consistent with such Bank Partner’s own data privacy and security obligations. We also are subject to the standards set forth in guidance on data security issued by the Federal Financial Institution Examination Council, as well as the data security standards imposed by the card associations, including Visa, Inc. and MasterCard. In addition, we are subject to similar data security breach laws enacted by a number of states.

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

Compliance

We monitor our compliance through an internal audit program and our compliance management system. Our full-time internal auditor works with a third-party internal audit firm to conduct annual reviews to ensure compliance with the regulatory requirements described above. The costs of these audits and the costs of complying with the applicable regulatory requirements are significant. Increased regulatory requirements on our products and services, such as in connection with the matters described above, could materially increase our costs or reduce revenue.

Regulatory Inquiry

Because our technology services are provided in connection with the financial products of our Bank Partners, our activities are occasionally reviewed by regulatory agencies to ensure that we do not impermissibly engage in activities that require licensing at the state or federal level or that otherwise may be deemed to be in violation of law. In the ordinary course of business, we receive letters and inquiries concerning the nature of our business as it applies to state “money transmitter” licensing and regulations from different state regulatory agencies including but not limited to the State of Texas Department of Banking, the State of Washington Department of Financial Institutions and the State of Oregon Department of Consumer and Business Services. To date, we have cooperated with such inquiries by explaining the nature of our business, which, to our knowledge, has satisfied the inquiring authorities. In November 2011, we received an investigatory subpoena from the Office of the Attorney General of the State of Florida pursuant to Florida’s Deceptive and Unfair Trade Practices Act. We are in the process of providing the information requested by the subpoena, which includes information and records about our company and certain of our business practices.  In 2007, the Office of the Attorney General of the State of New York launched an investigation into practices in the higher education industry involving certain of our higher education institution clients. Pursuant to a subpoena, we have provided certain information about our clients’ and our business practices to the New York Attorney General. We most recently submitted information to the New York Attorney General in November 2010. We cannot predict whether we will become subject to any formal investigation or other action by the New York Attorney General or any other state agencies.

Our operations and the operations of our Bank Partners are subject to the jurisdiction and examination of federal, state and local regulatory authorities, including the FDIC with respect to The Bancorp Bank and Wright Express FSC, and the OCC with respect to UTB. In February 2011, the New York Regional Office of the FDIC notified us that it was prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. We have responded to the FDIC’s notification, been in regular dialogue with the FDIC since 2010 and voluntarily amended certain practices. We voluntarily initiated a plan in December 2011, which provided credits to certain current and former customers that were previously assessed certain insufficient fund fees. As a result of this plan, we recorded a reduction in our revenue of approximately $4.7 million in 2011. The insufficient funds fees that are credited to customers under this plan were originally assessed beginning in 2008.  Of the total charge of $4.7 million, an accrual of approximately $2.6 million has been established for amounts which are expected to be paid in the first quarter of 2012. While we believe that our decision to voluntarily initiate the plan described above reduces our risk, the process with the FDIC is ongoing and there continues to be various potential outcomes in order to resolve this matter. For instance, we could receive an enforcement action which could result in an order to pay civil money penalties and additional restitution. We believe that the material loss related to this matter has been recorded as of December 31, 2011. While there is the potential for additional loss related to this matter in the future, we do not consider such loss to be probable, nor is it reasonably estimable at this time. In accordance with applicable accounting guidance, we would establish a liability for litigation and regulatory matters if and when those matters were to present loss contingencies that were both probable and reasonably estimable.  See “Part 2, Item 1A. Risk Factors—Reviews and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations may result in changes to our business practices or may expose us to the risk of fines, restitution and litigation” of this report.

Employees

As of December 31, 2011, we had approximately 700 employees. In addition, during periods of peak activity, we add temporary staff to supplement our customer service department. None of our employees is a member of any labor union or subject to any collective bargaining agreement and we have never experienced any business interruption as a result of a labor dispute.

Available Information

The Securities and Exchange Commission, or SEC, maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov. We file annual reports, quarterly reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We also make available free of charge through our website (http://ir.higherone.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not incorporated into this report or any of our SEC filings and is not a part of them.

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

The market for our products and services is competitive, continually evolving and, in some cases, subject to rapid technological change. Our disbursement services compete against all forms of payment, including paper-based transactions (principally cash and checks), electronic transactions such as wire transfers and Automated Clearing House, or ACH, payments and other electronic forms of payment, including card-based payment systems. Many competitors, including Sallie Mae, TouchNet Information Systems, Inc., PNC Financial Services Group, Inc. and Nelnet, Inc., provide payment software, products and services that compete with those we offer. In addition, our OneAccount and OneCard products and services, which we provide through our Bank Partners, also compete with banks active in the higher education market, including U.S. Bancorp and Wells Fargo & Company. Future competitors may begin to focus on higher education institutions in a manner similar to us.

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

Our operations and the operations of our Bank Partners are subject to the jurisdiction and examination of federal, state and local regulatory authorities, including the FDIC, which is The Bancorp Bank’s and Wright Express FSC’s primary federal regulator, and the OCC, which is UTB’s primary federal regulator. Our business practices, including the terms of our products, are reviewed and approved by our Bank Partners and subject to both periodic and special reviews by such regulatory authorities, which can range from investigations into specific consumer complaints or concerns to broader inquiries into our practices generally. We and The Bancorp Bank are subject to ongoing and routine examination by the FDIC, and we will be subject to OCC review in connection with the services we provide to UTB. If, as part of an examination or review, the regulatory authorities conclude that we are not complying with applicable laws or regulations, they could request or impose a wide range of remedies, including, but not limited to, requiring changes to the terms of our products (such as decreases in fees), the imposition of fines or penalties or the institution of enforcement proceedings or other similar actions against us alleging that our practices constitute unfair or deceptive acts or practices. As part of an enforcement action, the regulators can seek restitution for affected customers and impose civil money penalties. In addition, negative publicity relating to any specific inquiry or investigation or any related fine could adversely affect our stock price, our relationships with various industry participants, or our ability to attract new and retain existing clients, which could have a material adverse effect on our business, financial condition and results of operations.

In February 2011, the New York Regional Office of the FDIC notified us that it was prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. We have responded to the FDIC’s notification, been in regular dialogue with the FDIC since 2010 and voluntarily amended certain practices. We voluntarily initiated a plan in December 2011, which provided credits to certain current and former customers that were previously assessed certain insufficient fund fees. As a result of this plan, we recorded a reduction in our revenue of approximately $4.7 million in 2011. The insufficient funds fees that are credited to customers under this plan were originally assessed beginning in 2008.  Of the total charge of $4.7 million, an accrual of approximately $2.6 million has been established for amounts which are expected to be paid in the first quarter of 2012.  While we believe that our decision to voluntarily initiate the plan described above reduces our risk, the process with the FDIC is ongoing and there continue to be various potential outcomes in order to resolve this matter. For instance, we could receive an enforcement action which could result in an order to pay civil money penalties and additional restitution. The process is ongoing and there can be no assurances as to the outcome of this process. Any action instituted against us that results in significant changes to our practices, the imposition on us of fines or penalties, or an obligation for us to pay restitution or civil money penalties could have a material adverse effect on our business, financial condition and results of operations.

The fees that we generate through our relationships with higher education institutions and their campus communities are subject to competitive pressures and are subject to change, which may materially and adversely affect our revenue and profitability.

We generate revenue from, among other sources, the banking services fees charged to our OneAccount holders, interchange fees related to purchases made through our OneCard debit and ATM cards, which our Bank Partners charge and remit to us, convenience fees from processing tuition payments on behalf of students, fees charged to our higher education institution clients and service fees that we receive from our Bank Partners based on amounts deposited in OneAccounts and prevailing interest rates.

In an increasingly price-conscious and competitive market, it is possible that to maintain our competitive position with higher education institutions, we may have to decrease the fees we charge institutions for our services. Similarly, in order to maintain our competitive position with our OneAccount holders, we may need to work with our Bank Partners to reduce banking services fees charged to our OneAccount holders.

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

    A substantial portion of our revenue is generated from interchange fees, ATM fees, non-sufficient funds fees, other banking services fees and convenience fees. These fees, as well as the financial services industry in general, have undergone or may undergo substantial changes in the near future. These changes could have a material adverse effect on our business, financial condition, results of operations and prospects for future growth.

    On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act increased the already substantial regulation and oversight of the financial services industry and imposed restrictions on the ability of firms within the industry, including us, to conduct business consistent with historical practices. Among other things, the Dodd-Frank Act created the Bureau of Consumer Financial Protection, or the Bureau, to regulate any person engaged in a “financial activity” in connection with a consumer financial product or service, including those, such as us, that process financial services products and services. The Bureau has assumed regulatory authority for many of the consumer protection laws to which we and our Bank Partners are subject and may have direct supervisory authority over us. The Bureau also has authority to issue and enforce regulations relating to consumer financial protection designed to prevent unfair, deceptive, and abusive practices in the offering of consumer financial products.

    The Dodd-Frank Act also required changes to the manner in which merchants accept and process certain debit- and credit-card transactions. Specifically, the Dodd-Frank Act, subject to certain exemptions, requires the Federal Reserve to impose limits on debit card interchange fees tied principally to the cost of processing the transaction, which may have the result of decreasing revenue to debit card issuers and processors. On October 1, 2011, the Federal Reserve’s final rule implementing these limits on debit card interchange fees became effective. Issuers such as our Bank Partners that, together with their affiliates, have less than $10 billion in assets are exempt from the debit card interchange fee standards, although they are subject to the prohibitions on network exclusivity and routing restrictions. Nevertheless, it is anticipated that smaller issuers, such as our Bank Partners, may also be impacted. Some federal, state, and local government-administered payment programs that use debit cards are exempt from this interchange fee restriction.

Additionally, the Dodd-Frank Act permits merchants to offer a discount or other incentive to encourage use of one form of payment over another. Furthermore, the Dodd-Frank Act, as implemented by the Federal Reserve Board’s final rule, prohibits an issuer or payment card network from restricting the number of payment card networks over which an electronic debit transaction may be processed to fewer than two unaffiliated networks, or restricting the ability of a merchant to direct the routing of electronic debit transactions over any of the networks that an issuer has enabled to process the electronic debit transactions. The Dodd-Frank Act also allows merchants to set minimum purchase thresholds for credit card transactions, provided such thresholds do not exceed $10, and it permits institutions of higher education and federal agencies – which constitute many of our clients – to impose maximum dollar amounts for credit-card purchases. Individual state legislatures are also reviewing interchange fees, and legislators in a number of states have proposed bills that purport to limit interchange fees or merchant discount rates or to prohibit their application to portions of a transaction.

Individual state legislatures also periodically review interchange fees, and legislators in a number of states have proposed bills that purport to limit interchange fees or merchant discount rates or to prohibit their application to portions of a transaction. Federal and state regulatory agencies also frequently propose and adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or impact of pending or future legislation or regulation, or the application thereof, although changes to existing law could affect how we and our Bank Partners operate and could significantly increase costs, impede the efficiency of internal business processes and limit our ability to pursue business opportunities in an efficient manner.

The scope and impact of many of the Dodd-Frank Act’s provisions, including those summarized above, will continue to be determined through the rule making process. As a result, we cannot predict the ultimate impact of the Dodd-Frank Act on us or our Bank Partners at this time, nor can we predict the impact or substance of other future legislation or regulation. However, we believe that the Dodd-Frank Act, other changes in regulation, including the Regulation E changes summarized above, and legislation under consideration by the states, could affect how we and our Bank Partners operate by significantly reducing the interchange fees, ATM fees, non-sufficient fund fees, other banking services fees and convenience fees charged in respect of our services and that drive our financial results. These regulatory and legislative changes could also increase our costs, impede the efficiency of our internal business processes or limit our ability to pursue business opportunities in an efficient manner. The occurrence of any of these risks could materially and adversely affect our business, financial condition and results of operations.

We rely on our Bank Partners for certain banking services, and a change in the relationships with, or difficulties implementing our program with, our Bank Partners or their failure to comply with certain banking regulations could materially and adversely affect our business.

As the provider of FDIC-insured depository services for all of our OneAccounts, as well as other banking functions, such as supplying cash for our ATM machines, The Bancorp Bank provides third-party services that are critical to our student-oriented banking services. On August 8, 2011, The Bancorp Bank provided us with a notice of termination of our services agreement that included a termination effective date of not later than May 4, 2012. Upon termination of the services agreement, The Bancorp Bank is obligated to transfer the deposits and any related bank identification numbers, routing numbers and other related identifiers used by us in connection with the deposits of our customers and deliver any and all applicable information, account opening contracts and related items. Although in December 2011 and January 2012, we signed agreements with UTB and Wright Express FSC, respectively, for the provision of depository services, if we experience any problems delays or increased costs in implementing our partnerships with these institutions or in obtaining operational services such as ATM sponsorship, network sponsorship, ACH processing services and check processing services from these institutions or are unable to extend our relationship with The Bancorp Bank, we may not be able to continue to offer the OneAccount in the same manner as we do now, which would have a material adverse effect on our business, financial condition and results of operations. Additionally, if any material adverse event were to affect any of our Bank Partners or future bank partners, including, but not limited to, a significant decline in financial condition, a decline in the quality of service, loss of deposits, inability to comply with applicable banking and financial service regulatory requirements, systems failure or inability to pay us fees, our business, financial condition and results of operations could be materially and adversely affected. There is also a risk that the terms of our services agreement with future bank partners may not be as favorable to us. The aggregate impact of any of these risks could have a material adverse effect on our business, financial condition and results of operations.

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

A decrease in consumer confidence due to the weakened global economy may cause decreased spending among our student customers and may decrease the use of our OneAccount and OneCard products and services. Increases in college tuition alongside stagnation or reduction in available financial aid may also restrict spending among college students and the size of disbursements, reducing the use of our OneAccount and OneCard products and services and demand for our disbursement services, which could materially and adversely affect our business, financial condition and results of operations.

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

Our success will depend in part upon the ability of our executive officers to manage growth effectively. Our ability to grow also depends upon our ability to successfully hire, train, supervise, and manage new employees, obtain financing for our capital needs, expand our systems effectively, control increasing costs, allocate our human resources optimally, maintain clear lines of communication between our operational functions and our finance and accounting functions, and manage the pressures on our management and administrative, operational and financial infrastructure. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we continue to expand our operations or that we will be able to manage growth effectively or to achieve further growth at all. If our business does not continue to grow or if we fail to effectively manage any future growth, our business, financial condition and results of operations could be materially and adversely affected.

We depend on our founders and other key members of executive management and the loss of their services could have a material adverse effect on our business.

We substantially depend on the efforts, skill and reputations of our founders and senior management team including Dean Hatton (President and CEO), Mark Volchek (Founder and CFO), Miles Lasater (Founder and COO), Casey McGuane (Chief Service Officer) and Robert Reach (Chief Sales Officer). We do not currently maintain key person life insurance policies with respect to our executive officers. None of our executive officers have entered into employment agreements with us, leaving them free to terminate their involvement with us at any time and/or to pursue other opportunities. On January 9, 2012, Mr. Hatton informed our board of directors that he intends to retire from his position as President and CEO, effective on or before June 30. Upon Mr. Hatton’s departure, Mr. Volchek will become CEO, Mr. Lasater will become President in addition to continuing to serve as COO and we intend to have hired a new CFO. However, the retirement of Mr. Hatton and the loss of any of our other executive officers or founders, including Mr. Hatton, could have a material adverse effect on our ability to manage our company, growth prospects, business financial condition and results of operations.

We have no operating history in rehabilitation and development activities and these activities are inherently risky and could adversely impact our business and strain management resources.

We recently moved into our new headquarters, marking the near completion of a project to rehabilitate and develop two existing commercial buildings located in New Haven, Connecticut. We do not have any prior operating history in property rehabilitation and development and therefore uncertainties and unknown future challenges that may arise in connection with these activities could divert management’s attention from our core business and strain management’s resources. In addition, rehabilitation and development projects entail the following considerable risks, some of which may still arise or be discovered at a later date:

•	unforeseen quality or engineering problems;
•	cost overruns including construction costs that may exceed our original estimates;
•	costs for the removal or remediation of hazardous or toxic substances present at, on, under or in or released from the project site; and
•	delays with respect to obtaining or the inability to obtain necessary zoning, occupancy, land use and other governmental permits, and/or changes in zoning and land use laws.

    If any of these problems occur, the overall project costs may significantly exceed the costs that were estimated when the project was originally undertaken, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to meet all of the continuing criteria required in order to retain the various subsidies, grants and credits we have received in connection with our rehabilitation and development project.

We have received various subsidies, grants and credits from different state and federal agencies and private entities that will offset our investment in the rehabilitation project. Many of these programs have criteria that we must meet on an ongoing basis in order to prevent forfeiture of the subsidies, grants and credits, and in some cases the imposition of a penalty. If we are not able to meet the continuing criteria, we may forfeit some or all of the incentives we have received.

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

As a payments processor to higher education institutions that takes payment instructions from institutions and their constituents, including students and employees, and gives them to our Bank Partners, we are directly or indirectly subject to a variety of federal and state laws and regulations. Our contracts with most of our higher education institution clients and our Bank Partners require us to comply with applicable laws and regulations, including, where applicable:

•	Title IV;
•	FERPA;
•	the Electronic Fund Transfer Act and Regulation E;
•	the USA PATRIOT Act and related anti-money laundering requirements; and
•	certain federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of GLBA.

Higher Education Regulations

Third-Party Servicer. Because of the services we provide to some institutions with regard to the handling of Title IV funds, the Department of Education may deem us to be a “third-party servicer” under the Title IV regulations. Those regulations require a third-party servicer annually to submit a compliance audit conducted by outside independent auditors that covers the servicer’s Title IV activities. Each year we submit a “Compliance Attestation Examination of the Title IV Student Financial Assistance Programs” audit to the Department of Education, which includes a report by an independent audit firm. In addition, the yearly compliance audit submission to the Department of Education provides comfort to certain of our higher education institution clients that are in compliance with the third-party servicer regulations that may apply to us. We also provide this compliance audit report to clients upon request to help them fulfill their compliance audit obligations as Title IV participating institutions.

Under the Department of Education regulations, a third party servicer that contracts with a Title IV institution acts in the nature of a fiduciary in the administration of Title IV programs. Among other requirements, the regulations provide that a third-party servicer is jointly and severally liable with its client institution for any liability to the Department of Education arising out of the servicer’s violation of Title IV or its implementing regulations, which could subject us to material fines related to acts or omissions of entities beyond our control. The Department of Education is also empowered to limit, suspend or terminate the violating servicer’s eligibility to act as a third-party servicer and to impose significant civil penalties on the violating servicer. In the event the Department of Education concluded that we had violated Title IV or its implementing regulations and should be subject to one or more of these sanctions, our business and results of operations could be materially and adversely affected. There is limited enforcement and interpretive history of Title IV regulations relevant to this risk factor.

FERPA. Our higher education institution clients are subject to FERPA, which provides with certain exceptions that an educational institution that receives any federal funding under a program administered by the Department of Education may not have a policy or practice of disclosing education records or “personally identifiable information” from education records, other than directory information to third parties without the student’s or parent’s written consent. Our higher education institution clients disclose to us certain non-directory information concerning their students, including contact information, student identification numbers and the amount of students’ credit balances. We believe that our higher education institution clients may disclose this information to us without the students’ or their parents’ consent pursuant to one or more exceptions under FERPA. However, if the Department of Education asserts that we do not fall into one of these exceptions or if future changes to legislation or regulations required student consent before our higher education institution clients could disclose this information to us, a sizeable number of students may cease using our products and services, which could materially and adversely affect our business, financial condition and results of operations.

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

Regulation of OneAccounts

Anti-Money Laundering; USA PATRIOT ACT; OFAC. The Bancorp Bank, UTB and Wright Express FSC are insured depository institutions and funds held at our Bank Partners are insured by the FDIC up to applicable limits. As insured depository institutions, our Bank Partner are subject to comprehensive government regulation and supervision and, in the course of making its services available to our customers, we are required to assist our Bank Partners in complying with certain of their regulatory obligations. In particular, the anti-money laundering provisions of the USA PATRIOT Act require that customer identifying information be obtained and verified whenever a checking account is established. For example, because we facilitate the opening of checking accounts at our Bank Partners on behalf of our customers, we assist our Bank Partners in collecting the customer identification information that is necessary to open an account. In addition, both we and our Bank Partners are subject to the laws and regulations enforced by the OFAC, which prohibit U.S. persons from engaging in transactions with certain prohibited persons. Our failure to comply with any of these laws or rights could materially and adversely affect or business, financial credit and results of operations.

Compliance; Audit. As a service provider to insured depository institutions, we are required under applicable federal and state laws to agree to submit to examination by our Bank Partners’ regulators. We also are subject to audit by our Bank Partners to ensure that we comply with our obligations to them appropriately. Failure to comply with our responsibilities properly could negatively affect our operations. Our Bank Partners are required under their respective agreements with us to, and we rely on our Bank Partners’ ability to, comply with state and federal banking regulations. The failure of our Bank Partners to maintain regulatory compliance could result in significant disruptions to our business and have a material adverse effect on our business, financial condition and results of operations.

Electronic Fund Transfer Act; Regulation E. Our Bank Partners provide depository services for OneAccounts through a private label relationship. We provide processing services for OneAccounts for our Bank Partners. These services are subject to, among other things, the requirements of the Electronic Fund Transfer Act and the Bureau of Consumer Financial Protection’s Regulation E, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of ATMs, debit cards and certain other electronic banking services. We may assist our Bank Partners with fulfilling its compliance obligations pursuant to these requirements. See “Part I, Item 1A. Risk Factors—Fees for financial services are subject to increasingly intense legislative and regulatory scrutiny, which could have a material adverse effect on our business, financial condition, results of operations and prospects for future growth”, of this report. Failure to comply with applicable regulations could materially and adversely affect our business, financial condition and results of operations.

Money Transmitter Regulations. Because our technology services are provided in connection with the financial products of our Bank Partners, our activities are occasionally reviewed by regulatory agencies to ensure that we do not impermissibly engage in activities that require licensing at the state or federal level. In the ordinary course of business, we receive letters and inquiries concerning the nature of our business as it applies to state “money transmitter” licensing and regulations from different state regulatory agencies. If a state agency were to conclude that we are required to be licensed as a “money transmitter,” we may need to undergo a costly licensing process in that state, and failure to comply could be a violation of state and potentially federal law.

Privacy and Data Regulation

We are subject to laws and regulations relating to the collection, use, retention, security and transfer of personally identifiable information and data regarding our customers and their financial information. In addition, we are bound by our own privacy policies and practices concerning the collection, use and disclosure of user data, which are posted on certain of our website pages.

In conjunction with the disbursement, payroll and tuition payment services we make available through our Bank Partners, it is necessary to collect certain information from our customers (such as bank account and routing numbers) to transmit to our Bank Partners. Our Bank Partners use this information to execute the funds transfers requested by our customers, which are effected primarily by means of ACH networks and other wire transfer systems, such as FedWire. To the extent the data required by these electronic funds networks change, the information that we will be required to request from our clients may also change.

We are subject, either directly or by virtue of our contractual relationship with our Bank Partners, to the privacy and security standards of the GLBA privacy regulations, as well as certain state data protection laws and regulations. The GLBA privacy regulations require that we develop, implement and maintain a written comprehensive information security program prescribing safeguards that are appropriate to our size and complexity, the nature and scope of our activities and the sensitivity of any personally identifiable information we access for processing purposes or otherwise maintain. As a service provider of our Bank Partners, we also are limited in our use and disclosure of the personal information we receive from our Bank Partners, which we may use and disclose only for the purposes for which it was provided to us and consistent with the bank’s own data privacy and security obligations. We also are subject to the standards set forth in guidance on data security issued by the Federal Financial Institution Examination Council, as well as the data security standards imposed by the card associations, including Visa, Inc., and MasterCard. In addition, we are subject to similar data security breach laws enacted by a number of states.

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

Most credit and debit card associations and networks permit us to charge convenience fees to students, parents or other payers who make online payments to our higher education institution clients through the SmartPay feature of our ePayment product using a credit or debit card. In 2011, 2010 and 2009, these convenience fees accounted for substantially all of our payment transaction revenue, which is a trend we expect to continue going forward. While the majority of credit and debit card associations and networks routinely permit merchants and other third parties to charge these fees, it is not a ubiquitous practice in the payment industry. If these credit and debit card associations and networks change their policies in permitting merchants and other third-parties to charge these fees or otherwise restrict our ability to do so, our business, financial condition and results of operations could be materially and adversely affected.

There are risks associated with charging convenience fees.

Through our SmartPay service, which we acquired in connection with our acquisition of IDC in 2009, some of our higher education institution clients charge convenience fees to students, parents or other payers who make online payments using a credit or debit card. In light of the ongoing legislative efforts at financial regulatory reform, we examined the laws and regulations related to convenience fees. We found that these laws and regulations vary from state to state and certain states, including California, Florida, Massachusetts, New York and Texas, have laws that to varying degrees prohibit the imposition of a surcharge on a credit or debit cardholder who elects to use a credit or debit card in lieu of payment by cash, check or other means. The penalties for violating these laws vary from state to state and include, in certain circumstances, fines that could be significant.

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

In general, the U.S. federal government distributes financial aid to students through higher education institutions as intermediaries. Our OneDisburse service provides our higher education institution clients an electronic system for improving the administrative efficiency of this refund disbursement process. If the government, through legislation or regulatory action, restructures the existing financial aid regime in such a way that reduces or eliminates the intermediary role played by financial institutions serving higher education institutions or limits or regulates the role played by service providers such as us, our business, results of operations and prospects for future growth could be materially and adversely affected.

A change in the availability of financial aid, as well as U.S. budget constraints, could materially and adversely affect our financial performance by reducing demand for our services.

The higher education industry depends heavily upon the ability of students to obtain financial aid. As part of our contracts with our higher education institution clients that use OneDisburse, students’ financial aid and other refunds are sent to us for disbursement. The fees that we charge most of our OneDisburse higher education institution clients are based on the number of financial aid disbursements that we make to students. In addition, our relationships with OneDisburse higher education institution clients provide us with a market for OneAccounts, from which we derive a significant proportion of our revenues. Consequently, a change in the availability of financial aid that restricted client use of our OneDisburse product or otherwise limited our ability to attract new higher education institution clients could materially and adversely affect our financial performance. Future legislative and executive branch efforts to reduce the U.S. federal budget deficit or worsening economic conditions may require the government to severely curtail its financial aid spending, which could materially and adversely affect our business, financial condition and results of operations.

Termination of, or changes to, the MasterCard association registration could materially and adversely affect our business, financial condition and results of operations.

We and our Bank Partners, which issue our OneCards, are subject to MasterCard association rules that could subject us to a variety of fines or penalties that may be levied by MasterCard for acts or omissions by us or businesses that work with us. The termination of the card association registration held by us or our Bank Partners or any changes in card association or other network rules or standards, including interpretation and implementation of existing rules or standards, that increase the cost of doing business or limit our ability to provide our products and services could materially and adversely affect our business, financial condition and results of operations.

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

We may need or seek additional financing in the future to refinance our existing credit facility, fund our operations, fund acquisitions, develop additional products and services or implement other projects. As of December 31, 2011, Higher One, Inc. had no borrowings outstanding under its senior secured revolving credit facility. Given the state of the current credit environment resulting from, among other things, the general weakening of the global economy, it may be difficult to refinance our credit facility or obtain any additional financing on acceptable terms, which could have an adverse effect on our business, financial condition and results of operations. In addition, if, as a result of the current conditions in the credit markets, the lenders under our current credit agreement or any other lender under any future credit agreement is unable to fund borrowings under that agreement, our liquidity could be adversely affected.

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

A cybersecurity breach of our information systems could lead to fraudulent activity, including with respect to our OneCards, such as identity theft, losses on the part of our banking customers, additional security costs, negative publicity and damage to our reputation and brand. In addition, our customers could be subject to scams that may result in the release of sufficient information concerning themselves or their accounts to allow others unauthorized access to their accounts or our systems (e.g., “phishing” and “smishing”). Claims for compensatory or other damages may be brought against us as a result of a breach of our systems or fraudulent activity. If we are unsuccessful in defending against any resulting claims against us, we may be forced to pay damages, which could materially and adversely affect our financial condition and results of operations.

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

We attempt to limit, by contract, our liability for damages arising from our negligence, errors, mistakes or security breaches. Contractual limitations on liability, however, may not be enforceable or may otherwise not provide sufficient protection to us from liability for damages. For example, as we may be deemed by the Department of Education to be a third-party servicer to our higher education institution clients, we are required to agree to be held jointly and severally liable with our clients for violations of the federal regulations that govern the disbursement of financial aid refunds. Additionally, some of our public higher education institutions clients are prohibited by state law from contractually indemnifying us for liability resulting from such violations. We maintain liability insurance coverage, including coverage for errors and omissions. It is possible, however, that claims could exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may delay market acceptance of our products and services, any of which could materially and adversely affect our reputation and our business.

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

We conduct all of our operations through our subsidiaries. Accordingly, our main cash source is dividends and other distributions from these subsidiaries. The ability of each subsidiary to make distributions depends on the funds that a subsidiary has from its operations in excess of the funds necessary for its operations, obligations or other business plans. If our operating subsidiaries are unable to make distributions, we may not be able to implement our growth strategy, unless we are able to obtain additional debt or equity financing. In the event of a subsidiary’s liquidation, there may not be assets sufficient for us to recoup our investment in the subsidiary.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

On December 30, 2011, we moved into our new corporate headquarters located at 115 Munson Street, New Haven, Connecticut. We constructed our headquarters on land that we lease at a nominal cost pursuant to a 90 year lease with a right to purchase at the end of year seven.  The lease for our previous headquarters in New Haven expired on January 13, 2012. We have operations in Oakland, California, where we lease general office space pursuant to a lease agreement which is currently due to expire on January 31, 2016, and in Atlanta, Georgia, where we lease general office space and a data center pursuant to a lease agreement which is currently due to expire on October 31, 2022.

We believe that these properties are suitable and adequate for our current use and also provide us with sufficient space to grow to meet additional business needs.

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

In February 2011, the New York Regional Office of the Federal Deposit Insurance Corporation, or FDIC, notified us that it was prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. We have responded to the FDIC’s notification, been in regular dialogue with the FDIC since 2010 and voluntarily amended certain practices. We voluntarily initiated a plan in December 2011, which provided credits to certain current and former customers that were previously assessed certain insufficient fund fees.  As a result of this plan, we recorded a reduction in our revenue of approximately $4.7 million in 2011.  The insufficient funds fees that are credited to customers under this plan were originally assessed beginning in 2008.  Of the total charge of $4.7 million, an accrual of approximately $2.6 million has been established for amounts which have not yet been paid.  While we believe that our decision to voluntarily initiate the plan described above reduces our risk, the process with the FDIC is ongoing and there continues to be various potential outcomes in order to resolve this matter.  For instance, we could receive an enforcement action which could result in an order to pay civil money penalties and additional restitution.  We believe that the material loss related to this matter has been recorded as of December 31, 2011.  While there is the potential for additional loss related to this matter in the future, we do not consider such loss to be probable, nor is it reasonably estimable at this time. In accordance with applicable accounting guidance, we would establish a liability for litigation and regulatory matters if and when those matters were to present loss contingencies that were both probable and reasonably estimable.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth information about individuals who currently serve as our executive officers.

Name	Age	Title
Dean Hatton	51	President, Chief Executive Officer and Director
Mark Volchek	34	Chairman of the Board of Directors and Chief Financial Officer
Miles Lasater	34	Chief Operations Officer and Director
Casey McGuane	37	Chief Service Officer
Robert Reach	55	Chief Sales Officer

Set forth below is certain biographical information for each of these individuals.

Dean Hatton has been our chief executive officer, president and director since March 2002. From 2001 to 2002, Mr. Hatton was chief executive officer and president of Yclip, Inc., a direct marketing promotion company that was sold to First Data Corporation. From 1999 to 2001, Mr. Hatton was executive vice president and chief operations officer of Carlson Wagonlit Travel, a corporate travel and expense management company, and from 1997 to 1999, he was senior vice president at Citigroup, where he was chief executive officer of Travelers Property Casualty Direct Response. Mr. Hatton holds a BA in Economics from Franklin and Marshall College and a graduate degree in bank management from the Stonier Graduate School of Banking.  In January 2012, Dean Hatton informed the board of directors of Higher One Holdings, Inc., that he intends to retire from his position as Chief Executive Officer and President.  In order to help ensure a smooth transition, Mr. Hatton will continue to serve as Chief Executive Officer and President until the effective date of his retirement, which has yet to be determined but will be on or before June 30, 2012.  Following his retirement, Mr. Hatton will continue to serve on the Board.

Mark Volchek is one of our founders and has been our chairman and chief financial officer since 2000 and 2002, respectively. From 2000 to 2002, Mr. Volchek was our chief executive officer. Recently, Mr. Volchek was appointed by our Board to succeed Dean Hatton as Chief Executive Officer upon Mr. Hatton’s retirement from that position. Mr. Volchek is also a director of innRoad, Inc. He is a founding officer of the Yale Entrepreneurial Society, a not-for-profit organization that promotes entrepreneurship among Yale students, faculty and alumni and served on its board from 1999 to 2010. Since 2007, Mr. Volchek has been the chairman of the board of the Tweed New Haven Airport Authority. Other past civic roles have included positions on the New Haven Economic Development Commission and the Regional Growth Partnership strategic planning committee. Mr. Volchek holds a BA and an MA in economics from Yale University.

Miles Lasater is one of our founders and has been our chief operations officer since 2000. Mr. Lasater will succeed Dean Hatton as president upon Mr. Hatton’s retirement from that position. Mr. Lasater serves on the boards of Yale New Haven Hospital and SeeClickFix, a software-as-a-service company that provides a platform for governments and citizens to interact. Mr. Lasater has been a board member of the New Haven Port Authority and a member of Yale University’s Advisory Committee on Investor Responsibility. He has been a founding officer and board member of both the Yale Entrepreneurial Society and the Yale Entrepreneurial Institute since 1999 and 2008, respectively. Both are organizations at Yale University that promote entrepreneurship among Yale students, faculty and alumni. Mr. Lasater holds a BA in computer science from Yale University.

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

Our common stock is quoted on New York Stock Exchange, or NYSE, under the symbol “ONE.” Prior to June 17, 2010 our common stock was privately held and did not trade on any exchange. The following table sets forth, for each of the periods indicated, the high and low reported sales price at close of our common stock on the NYSE.

	High	Low
Year ended December 31, 2011
Fourth Quarter	$20.01	$16.25
Third Quarter	21.08	14.28
Second Quarter	18.92	13.71
First Quarter	20.60	14.45

Year ended December 31, 2010
Fourth Quarter	$21.87	$15.54
Third Quarter	16.49	11.30
Second Quarter (Beginning June 17)	15.15	14.27
First Quarter	—	—

As of February 10, 2012, we had 32 stockholders of record of our common stock, excluding stockholders whose shares were held in nominee or street name by brokers. The closing sale price of our common stock on February 10, 2012 was $15.29 per share.

We have not paid any cash dividends on our common stock during the years ended December 31, 2011 or 2010. The payment of future cash dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, financial condition and other relevant factors. See Note 12 “Capital Stock – Common Stock” of the notes to our consolidated financial statements provided elsewhere in this report for a description of restrictions on our ability to pay dividends.

We have outstanding options and restricted shares as detailed in Note 13 “Stock-Based Compensation” of the notes to our consolidated financial statements provided elsewhere in this report.  These options and restricted shares are not transferable for consideration and do not have dividend equivalent rights attached.

Issuer Purchases of Common Stock

The following table includes information regarding purchases of shares of our common stock made by us during the fourth quarter ending December 31, 2011:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Approximate dollar value of
	of shares	price paid	purchased as part of publicly	shares that may yet be purchased
Period	purchased (1)	per share	announced plans or programs (1)	under the plans or programs (2) (in thousands)

Month #1
(October 1 to October 31)	–	–	–	–
Month #2
(November 1 to November 31)	107,472	$16.83	107,472	$23,947
Month #3
(December 1 to December 31)	9,102	$16.95	9,102	$23,793

(1) No shares were repurchased other than through our publicly-announced repurchase program.  Our share repurchase program was announced on August 23, 2011 and allows for the repurchase of up to $40 million of our issued and outstanding shares of common stock through September 7, 2012.

(2) As of December 31, 2011, approximately $23.8 million was available under our publicly announced share repurchase program.  The timing, price, quantity, and manner of the purchases to be made are at the discretion of management upon instruction from our Board of Directors, depending upon market conditions.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of our Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Securities Authorized For Issuance Under Equity Compensation Plans

The table below sets forth the following information as of the end of December 31, 2011 for (1) all compensation plans previously approved by our stockholders and (2) all compensation plans not previously approved by our stockholders.

	Equity Compensation Plan Information
Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options (2)	Weighted- average exercise price of outstanding options	Weighted- average term to expiration of options outstanding	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	6,190,466	$5.53	6.0 years	3,740,025
Equity compensation plans not approved by stockholders	—	—	—	—

(1)
Reflects number of shares of common stock to be issued upon exercise of outstanding options under all of our equity compensation plans, including our 2000 Stock Option Plan and 2010 Equity Incentive Plan. No shares of common stock are available for future issuance under any of our equity compensation plans, except the 2010 Equity Incentive Plan.

(2)	Does not include 21,678 restricted shares outstanding that were issued under the 2000 Stock Option Plan.

Stockholder Return Performance Presentation

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from June 17, 2010 (the first day our stock began trading on the NYSE) through December 31, 2011, with the cumulative total return on the S&P 500 Index and the S&P 500 Financials Index. The comparison assumes that $100 was invested on June 17, 2010 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Item 6.	Selected Financial Data

You should read the data set forth below in conjunction with “Item 7.–Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and related notes and other financial information included elsewhere in this report. We derived the selected financial data as of December 31, 2010 and 2011 and for each of the three years ended December 31, 2009, 2010 and 2011 from our audited consolidated financial statements and the related notes appearing elsewhere in this report. We derived the selected financial data as of and for the years ended December 31, 2007 and 2008 and as of December 31, 2009 from our audited financial statements and the related notes not included in this report.

Consolidated Statement of Income Data
	Year Ended December 31,
	2007	2008	2009	2010	2011
	(in thousands, except share and per share amounts)
Revenue	$27,978	$44,006	$77,606	$144,969	$176,320
Cost of revenue	11,140	16,302	26,529	51,845	67,560
Gross margin	16,838	27,704	51,077	93,124	108,760
Operating expenses	12,625	17,753	28,396	51,877	61,245
Income from operations	4,213	9,951	22,681	41,247	47,515
Other income (expense)	(569)	(26)	(537)	(700)	1,302
Income before income taxes	3,644	9,925	22,144	40,547	48,817
Income tax expense	1,362	3,547	7,925	15,488	16,924
Net income	2,282	6,378	14,219	25,059	31,893
Less: Effect of redemption of preferred stock	—	80,744	—	—	—
Less: Net income allocable to participating securities	1,808	—	11,477	8,910	—
Net income (loss) available and attributable to common shareholders	$474	$(74,366)	$2,742	$16,149	$31,893

Net income (loss) per common share:
Basic	$0.04	$(7.22)	$0.29	$0.48	$0.58
Diluted	0.04	(7.22)	0.27	0.44	0.54
Weighted average common shares outstanding:
Basic	10,957,833	10,306,392	9,298,131	33,395,310	55,210,972
Diluted	57,090,867	10,306,392	53,150,890	57,302,843	59,553,678

 Consolidated Balance Sheet Data
	As of December 31,
	(in thousands)
	2007	2008	2009	2010	2011
Cash and cash equivalents	$9,755	$1,488	$3,339	$34,484	$39,085
Total assets	18,423	13,665	58,695	119,441	176,015
Total debt and capital lease obligations, including current maturities	1,172	18,934	27,647	8,250	9,801
Total liabilities	22,675	25,402	51,589	36,050	52,429
Total stockholders’ (deficit) equity	(4,252)	(11,737)	7,106	83,391	123,586

Item  7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this report contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, which may cause our actual results to differ materially from plans and results discussed in forward-looking statements. We encourage you to review the risks and uncertainties, discussed in the section entitled “Risk Factors,” in Part I, Item 1A of this report, and the note regarding “Forward-Looking Statements,” included at the beginning of this report. Such risks and uncertainties can cause actual results to differ significantly from those forecasted in forward-looking statements or implied in historical results and trends.

The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

Overview

We believe that based on market share and the number of campuses employing our products, we are a leading provider of technology and payment services to the higher education industry. We believe that none of our competitors match our ability to provide solutions for higher education institutions’ financial services needs, including compliance monitoring, and, consequently, that we provide the most comprehensive suite of disbursement and payment solutions specifically designed for higher education institutions and their students. We also provide campus communities with convenient, cost-competitive and student-oriented banking services, which include extensive user-friendly features.

Our products and services for our higher education institution clients include our OneDisburse Refund Management disbursement service and our suite of payment transaction products and services. Through our current bank partner, The Bancorp Bank, we offer our OneAccount service to the students of our higher education institution clients, which includes an FDIC-insured deposit account, a OneCard, which is a debit MasterCard ATM card, and other retail banking services.

As of December 31, 2011, more than 500 campuses serving more than 4.0 million students had purchased the OneDisburse service and more than 350 campuses serving more than 2.5 million students had contracted to use one or more of our payment products and services. We also had approximately 2.0 million OneAccounts as of December 31, 2011.

For the year ended December 31, 2011:

•	total revenue was approximately $176.3 million, representing three-year compounded annual growth of approximately 59%;

•	net income was approximately $31.9 million, representing three-year compounded annual growth of approximately 71%;

•	adjusted EBITDA was approximately $74.0 million, representing three-year compounded annual growth of approximately 78%; and

•	adjusted net income was approximately $45.0 million, representing three-year compounded annual growth of approximately 80%.

See “Supplemental Non-GAAP Financial and Operating Information” below for definitions of EBITDA and adjusted EBITDA and adjusted net income (each non-GAAP measures) and reconciliations to net income.

In addition, as of December 31, 2011, the number of OneAccounts had increased by a compounded annual growth rate of 53% compared to December 31, 2008.

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

In evaluating our results, we consider a variety of operating and financial measures. The key metrics that we use to determine how our business is performing include: (i) total number of students enrolled at our higher education institution clients; (ii) number of active OneAccounts; (iii) total revenue; (iv) adjusted EBITDA; (v) adjusted net income; and (vi) net income. See “Supplemental Non-GAAP Financial and Operating Information” below for definitions of EBITDA and adjusted EBITDA and adjusted net income (each non-GAAP measures) and reconciliations to net income.

Our primary source of revenue is generated from the use of OneAccounts. The primary factor affecting our revenue is the number of active OneAccounts, which, in turn, is significantly affected by the total number of students enrolled at our higher education institution clients.

Revenue

We derive revenue primarily from fees charged for the transactions that we facilitate for our higher education institution clients and our banking customers. Most of these fees are charged on a per transaction basis and, accordingly, transaction volumes significantly affect our revenue growth. Transaction volumes are generally a function of the number of students enrolled at each of our higher education institution clients, as larger student populations lead to a greater number of active OneAccounts and related banking transactions, as well as other transactions such as OneDisburse-based disbursements and payment transactions.

Generally, we negotiate our fee rates with our higher education institution clients. Fees charged to our banking and payment transaction customers are generally set by a schedule and apply unilaterally to all customers. Fees charged for OneAccount services are collected by our bank partner as incurred and subsequently remitted to us. Fees charged on payment transactions are charged as incurred and retained by us, while fees charged in respect of our OneDisburse product are billed to our higher education institution clients and subsequently collected from them.

We believe our revenue stream is relatively stable, recurring and predictable, as the majority of our revenue each year is generated through existing relationships with higher education institutions and their campus communities. For example, in 2011, including revenue generated by customers acquired through our acquisition of IDC in November 2009, we generated over 90% of our revenue from contracts signed in prior years. In addition, our experience is that OneAccount, disbursement and payment transaction volumes and patterns are generally similar from one period to another, resulting in a large degree of predictability. However changes in enrollment at our higher education institution clients can have an impact on our revenues and profitability and impact the predictability of our results.

Our retention rate of all higher education institution clients has been in excess of 98% each of the past 3 years which also helps to ensure a relatively stable, recurring and predictable revenue stream.

We divide our revenue into four categories: account revenue, payment transaction revenue, higher education institution revenue and other revenue. Also, during 2011, we initiated a plan which provided credits to certain current and former customers that were previously assessed certain non-sufficient fund fees and which resulted in a reduction to revenues in the year.

Account Revenue

We generate revenue from active OneAccounts, which are opened and funded by students and other members of the campus community. We earn revenue based on both interchange fees and account service fees. Account service fees include, for example, foreign ATM fees and non-sufficient fund fees. These fees are either charged by our bank partner and remitted to us or we charge them to our customers directly. In both December 2010 and August 2011, we began offering new versions of the OneAccount each of which has a different fee schedule compared to the original OneAccount, including a monthly fee that is waived if certain activity requirements are met.

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

Our bank partner charges non-sufficient funds fees and remits them to us when OneAccount holders attempt to withdraw or transfer money from their OneAccounts in excess of their deposited funds. These non-sufficient funds fees are primarily assessed on electronic transfers from, and checks drawn on, accounts in excess of available funds. Prior to the third quarter of 2010, our bank partner also assessed these fees on overdrafts on debit card transactions. However, the Federal Reserve Board amended Regulation E to limit the ability of financial institutions, effective July 1, 2010, to assess an overdraft fee for paying ATM and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents, or opts in, to the institution’s payment of overdrafts for these services. We have not offered the opt in feature to our customers for ATM or one-time debit card transactions. In the absence of debit card-related non-sufficient funds fees, our total non-sufficient funds fees per OneAccount that our bank partner remits to us began to decrease during 2010 and continued to decrease on a comparative basis through 2011.

While our historical experience has been that account revenue generated per OneAccount has been generally stable year over year, with total account revenue generally increasing proportionally with increases in the number of OneAccounts, the implementation of Regulation E in the third quarter of 2010 along with other changes that we made to our account fee schedule in 2010, decreased the revenue per OneAccount in 2010 compared to the same period in 2009. This trend continued through the remainder of 2010 and through 2011.  Notwithstanding the decrease in non-sufficient fund fees, the primary influence on account revenue growth is expected to continue to be the number of active OneAccounts and the amount of refunds disbursed by our higher education institution clients.  During the fourth quarter of 2011, for instance, account revenue on a per account basis was lower than the fourth quarter of 2010, which we believe was the result of a smaller percentage of OneAccount holders receiving financial aid refunds in this disbursement cycle.  We believe that the main driver of the reduction in number of students receiving refunds during this time period is a slowdown in enrollment growth. Growth in the number of accounts is tied to growth in the number of students enrolled at our OneDisburse higher education institution clients, which expands as new clients contract to use this product. The average percentage of students that maintain OneAccounts at a higher education institution generally increases over the first several years after the higher education institution becomes a OneDisburse client. We believe the rate of OneAccount adoption varies, however, based on a number of factors including, but not limited to, the average tenure of a student at a higher education institution, whether the higher education institution is a 2-year or a 4-year school or a public or private school and the mix of undergraduate and graduate students.

The number of OneAccounts has risen in each of the last three years, which has led to a compounded annual growth rate of 56% in account revenue over this period. While we expect the number of OneAccounts to continue to grow in the near-term, there is a possibility that further legislative and regulatory changes will be enacted in the near-term that may reduce account revenue. See “Part I, Item 1A. Risk Factors—Fees for financial services are subject to increasingly intense legislative and regulatory scrutiny, which could have a material adverse effect on our business, financial condition, results of operations and prospects for future growth” of this report.

Payment Transaction Revenue

We generate payment transaction revenue through convenience fees charged to students, parents or other payers who make online payments to our higher education institution clients through the SmartPay feature of our ePayment product using a credit or debit card. As this fee is assessed on a per transaction basis, growth in payment transaction revenue is primarily influenced by transaction volumes. We acquired our ePayment product when we purchased IDC in November 2009.

Higher Education Institution Revenue

Our higher education institution clients pay fees for the products and services they purchase from us. We charge our clients: (i) an annual subscription fee based on the size of their student population; (ii) a per-transaction fee; or (iii) a combination of both. For certain payment transaction products, we also charge an implementation fee, which is deferred and recognized over the estimated client relationship period, which we currently estimate to be five years.  The composition of our higher education institution revenue changed substantially with our acquisition of IDC in November 2009, with a large proportion of this revenue stream now being derived from our payment products-related revenue.  Prior to the acquisition of IDC, our revenue from higher education institutions had been primarily comprised of carding and transaction fees related to our OneDisburse product.

The number of students enrolled at client institutions and the number of campuses under contract are significant drivers of our higher education institution revenue. As we have expanded the number of our institution clients over the last three years, our higher education institution revenue has grown by a compounded annual rate of 73%. We expect that future increases in our institution client base will also result in increases in our higher education institution revenue.

Other Revenue

Other revenue consists of two main components: a marketing incentive fee paid by MasterCard based on transaction volumes and new OneCard issuances, and processing fees paid by our bank partner based on the total amount of deposits held in our OneAccounts and prevailing interest rates. Because the amount of the processing fee is in part a function of prevailing interest rates, this revenue stream has historically fluctuated in accordance with interest rate movements. Since 2008, fees paid by our bank partner have been relatively small due to low interest rates. If prevailing interest rates rise, our processing fee will also increase. Currently, this revenue stream is immaterial to our overall results of operations.

Customer Credit Plan

In December 2011, we voluntarily initiated a plan which provided credits to certain current and former customers that were previously assessed certain insufficient fund fees.  As a result of this plan, we recorded a reduction in our revenue of approximately $4.7 million in 2011.  The insufficient funds fees that are credited to customers under this plan were originally assessed beginning in 2008.

Cost and Expenses

Employee compensation and related expenses represent our largest single expense. We allocate compensation and other related expenses, including stock-based compensation, to cost of revenue, product development, sales and marketing and general and administrative expenses. While we expect the number of our employees to increase over time, we believe that economies of scale in our business model will allow us to grow our compensation and related expenses at a lower rate than revenue.

Other costs and expenses include outsourced managed hosting, data processing, ATM-related expenses, professional services, office lease payments, travel and amortization.

The following summarizes our cost of revenue and certain significant operating expenses:

Cost of Revenue

Cost of revenue consists primarily of data processing expenses, interchange expenses related to SmartPay and ATM transactions, customer service expenses, uncollectible fees, write-offs and amortization of implementation fees. These expenses are shared across our different revenue categories and we are not able to meaningfully allocate such costs between separate categories of revenue. Consequently, all costs and expenses applicable to our revenue are included in the cost of revenue category in our statements of operations. These expenses generally move in line with the number of active OneAccounts and transaction volumes for our banking and payment transactions services.

General and Administrative

General and administrative expenses include finance, legal, compliance, facility and administration costs, as well as components of operational costs such as ATM cash services and maintenance, data center costs and costs associated with our information technology. These costs include employee compensation and related expenses, as well as fees for professional services. As a newly public company, we started to incur additional general and administrative expenses in 2010 and throughout 2011 as a result of our need to comply with the ongoing legal and regulatory requirements associated with being a public company, including SEC reporting obligations, director and officer liability insurance and other expenses.

Product Development

Product development expenses include costs associated with defining and specifying new features and ongoing enhancements for our proprietary technology platform and other aspects of our service offerings. Product development costs primarily relate to employee compensation.

Sales and Marketing

Sales and marketing expenses include costs of acquiring new institution clients and educating their students about our services in order to improve the adoption and usage rates of our OneAccount and our other student-oriented products and services. The majority of our sales and marketing expenses are comprised of stock-based customer acquisition expense we record in connection with acquisition of EduCard in 2008 and pursuant to a related intellectual property purchase agreement. The amount of stock-based customer acquisition expense depends on the number of shares released from escrow and the value of the shares at that time.  The remainder of the sales and marketing costs are primarily comprised of employee compensation. Each of our sales representatives earns: (i) a base salary; (ii) sales commissions, which are earned upon the signing of a contract with a higher education institution client; and (iii) generally, certain trailing commissions, which are based on account performance.

We also recorded cash-based customer acquisition expense in connection with our acquisition of IDC in November 2009. Both of the agreements related to our stock-based and cash-based customer acquisition expense expired at the end of 2011, and we do not expect expense in future periods related to these agreements.

IDC Acquisition

In November 2009, we acquired IDC, a leader in providing cashiering and payment solutions in higher education. This transaction provided us with our suite of payment transaction products and services, the capability to offer our higher education institution clients a full complement of services and nearly doubled the number of campuses with which we have relationships. At the time of the acquisition, there was a 6% overlap of students enrolled at institutions that used both Higher One and IDC products and services. Our overlap has increased to approximately 13% as of December 31, 2011 and we expect our overlap to continue to increase as a result of additional cross-selling efforts.

We purchased IDC for $27.5 million, which was financed by cash and debt. At closing, we made an initial payment of $17.6 million. The remaining non-interest bearing post-closing payment of $10 million was due to the former shareholders in quarterly payments through December 31, 2010. During 2010, we made one payment of $1.75 million to the former shareholders and deposited the remaining $8.25 million in an escrow account as a result of a dispute that arose between HOI and the former stockholders of HOI.  On April 25, 2011, HOI and the former stockholders of IDC agreed to a settlement, which resulted in $2.0 million of the amount held in escrow being paid to HOI and the remaining amount being paid to the former stockholders of IDC.  We recorded the impact of the settlement agreement in the quarter ending June 30, 2011.  The $2.0 million returned from escrow to us was recorded as other income of $1.5 million, reflecting a payment made under the indemnification provisions of the stock purchase agreement and a reduction of general and administrative expenses of $0.5 million, reflecting the recovery of certain legal costs incurred for the litigation.  See also “Part I, Item 3. Legal Proceedings” of this report.

In acquiring IDC, we purchased its payment transaction suite of products and services, such as ePayment, eBill, MyPaymentPlan, eMarket and Cashiering, which we did not previously offer. See also “Part I, Item 1. Business—Products and Services—Payment Suite” of this report.

Critical Accounting Policies

A number of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry and information available from other outside sources, as appropriate. On an ongoing basis, we evaluate our estimates and judgments. Actual results may differ significantly from the estimates contained in our consolidated financial statements. The following areas represent our critical accounting policies:

• Provision for Operational Losses	• Stock-Based Compensation
• Goodwill and Intangible Assets	• Income Taxes
• Business Combinations

Information about these critical accounting policies is included in Note 2 “Significant Accounting Policies” of the notes to our consolidated financial statements appearing elsewhere in the report and to the extent different is also included below.

Provision for Operational Losses

Since our reserve is established based upon an analysis of outstanding overdrafts and historical repayment rates, if the financial condition of our accountholders were to deteriorate, thereby reducing their ability to make payments, additional reserves would be required in the future.

Goodwill and Intangible Assets

We have one operating segment and reporting unit for purposes of our goodwill testing as a result of the integrated way that the entire business is managed. As of the completion of our impairment test on October 31, 2010, our reporting unit was not at risk of failing step one of the goodwill impairment test. We performed the annual impairment test during 2011 with a qualitative assessment and determined it was more likely than not that the fair value of our reporting unit was not less than its carrying value.

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

Stock-Based Compensation

The options we grant expire ten years from the date of grant. Options for our employees vest over periods ranging from one month to five years, with the majority vesting as follows: one-fifth of the granted options vest one year from the date of grant; the remaining four-fifths vest at a rate of 1/48 per month over the remaining four years of the vesting period. The board grants primarily incentive stock options, but occasionally grants nonqualified stock options to key members of management.

The amount of stock-based compensation expense we recognize during a period is based on the portion of the awards that are ultimately expected to vest. We estimate option forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

Restricted stock is a stock award that entitles the holder to receive shares of our common stock as the award vests over time. The board granted restricted stock awards for the first, and to date only, time in 2009 when it granted a total of 43,344 shares to its executive officers. These awards vest over four years which start on the first anniversary of the grant. The fair value of each restricted stock award is estimated using the intrinsic value method that is based on the fair value of our common stock on the date of grant. Compensation expense for restricted stock awards is recognized ratably over the vesting period on a straight-line basis.

Generally, employees have received stock option grants when joining the company and then may have received periodic awards thereafter in the discretion of the board and management, although the timing of additional awards has previously not been made according to any established policy. The board intends all options to be granted with an exercise price equal to or greater than the per share fair value of our common stock underlying those options on the date of grant. On each of the grant dates up until our common stock offering in June 2010, the fair value of common stock underlying stock options granted was either estimated by the board on a contemporaneous basis with input from management and an independent valuation firm or was determined not to have changed since a prior valuation. Given the absence of a public trading market in our common stock through June 2010, our board considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each meeting at which stock option grants were approved. These factors included, but were not limited to, the following:

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

If we had made different assumptions and estimates regarding the value of our stock at the time of the options being granted, the amount of our recognized and to be recognized stock-based compensation expense could have been materially different. We believe that the board used reasonable methodologies, approaches and assumptions in determining the fair value of our common stock.

We requested periodic valuation reports from an independent valuation firm, prepared consistent with the methods outlined in the American Institute of Certified Public Accountants’ Practice Guide, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation” in 2009 and up until our common stock offering in June 2010. Each valuation recommended a fair value of our common stock on a minority, non-marketable basis as of the date of the report.

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

Upon our common stock offering in June 2010, we have relied upon the trading price of our common stock to determine fair value of our common stock.

Grants in 2009 and 2010

With respect to equity grants made in 2009 and up until our initial public offering in June 2010, the key assumptions in the common stock valuations recommended by an independent valuation firm were as follows:

Date of Valuation	Discounted Cash Flows Method / Guideline Public Company Weighting	Discount for Lack of Marketability	Discounted Cash Flow Discount Rate	Common Stock Value
June 30, 2009	75% / 25%	30%	20%	5.56
November 19, 2009	75% / 25%	20%	25%	10.80
March 15, 2010	75% / 25%	15%	23%	13.94

For purposes of the June 2009 valuations, the comparable publicly-traded companies utilized in the market approach consisted of Alliance Data Systems Corporation, CyberSource Corp., MasterCard Incorporated, TNS Inc. and Total Systems Services, Inc. The list was expanded to include Visa, Inc. in the November 2009 valuation report and to include Financial Engines, Inc. in the March 2010 valuation report.

Income Taxes

Our deferred tax balances are dependent upon our estimation of the rates at which these deferred taxes will reduce in the future.  Differences in our estimation of apportionment in future years would have an impact on the amount of deferred taxes we record as of any point in time.

Business Combinations

In recording the fair value of assets acquired and liabilities assumed in a business combination, we make estimates regarding customer retention rates, discount rates and future revenues among other things.  Changes in the these estimates would have an impact on the amount of value assigned to our assets acquired and therefore impact the amount of amortization that is recorded in future periods.

Results of Operations for the Years Ended December 31, 2009, 2010 and 2011

The following tables summarize key components of our results of operations for the periods indicated, both in thousands of dollars and as a percentage of revenue:

	Year Ended December 31,			Change from prior period
	2009	2010	2011	2010	2011	2010	2011
	(in thousands)			(in thousands of dollars)		(percentage)
Account revenue	$68,529	$113,516	$142,589	$44,987	$29,073	65.6%	25.6%
Payment transaction revenue	1,688	15,742	18,733	14,054	2,991	832.6%	19.0%
Higher education institution revenue	5,135	12,543	16,614	7,408	4,071	144.3%	32.5%
Other revenue	2,254	3,168	3,112	914	(56)	40.6%	(1.8%)
Revenues before customer credit plan	77,606	144,969	181,048	67,363	36,079	86.8%	24.9%
Less customer credit plan	—	—	(4,728)	—	(4,728)	—%	100.0%
Revenue	77,606	144,969	176,320	67,363	31,351	86.8%	21.6%
Cost of revenue	26,529	51,845	67,560	25,316	15,715	95.4%	30.3%
Gross margin	51,077	93,124	108,760	42,047	15,636	82.3%	16.8%
General and administrative	18,143	32,381	37,715	14,238	5,334	78.5%	16.5%
Product development	2,287	3,311	3,265	1,024	(46)	44.8%	(1.4%)
Sales and marketing	7,966	16,185	20,265	8,219	4,080	103.2%	25.2%
Income from operations	22,681	41,247	47,515	18,566	6,268	81.9%	15.2%
Interest income	4	29	68	25	39	625.0%	134.5%
Interest expense	(558)	(729)	(266)	(171)	463	30.6%	(63.5%)
Other income	17	—	1,500	(17)	1,500	(100.0%)	100.0%
Net income before income taxes	22,144	40,547	48,817	18,403	8,270	83.1%	20.4%
Income tax expense	7,925	15,488	16,924	7,563	1,436	95.4%	9.3%
Net income	$22,144	$40,547	$48,817	$18,403	$8,270	83.1%	20.4%

	Year Ended December 31,
	2009	2010	2011
	(% of revenue)
Account revenue	88.3%	78.3%	80.9%
Payment transaction revenue	2.2%	10.9%	10.6%
Higher education institution revenue	6.6%	8.6%	9.4%
Other revenue	2.9%	2.2%	1.8%
Revenues before customer credit plan	100.0%	100.0%	102.7%
Less customer credit plan	0.0%	0.0%	(2.7%)
Revenue	100.0%	100.0%	100.0%
Cost of revenue	34.2%	35.8%	38.3%
Gross margin	65.8%	64.2%	61.7%
General and administrative	23.4%	22.3%	21.4%
Product development	2.9%	2.3%	1.9%
Sales and marketing	10.3%	11.1%	11.5%
Income from operations	29.2%	28.5%	26.9%
Interest income	0.0%	0.0%	0.0%
Interest expense	(0.7%)	(0.5%)	(0.2%)
Other income	0.0%	0.0%	1.0%
Net income before income taxes	28.5%	28.0%	27.7%
Income tax expense	10.2%	10.7%	9.6%
Net income	18.3%	17.3%	18.1%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

Account revenue

The increase in account revenue was primarily due to an increase of 23.4%, or 0.4 million, in the number of OneAccounts from December 31, 2010 to December 31, 2011. Greater adoption of the OneAccount at existing higher education institution clients accounted for 63% of the increase in OneAccounts.  The remaining increase was due to students choosing the OneAccount at higher education institutions which became clients after December 31, 2010.  The increase in the number of OneAccounts resulted in increases in interchange fees, ATM fees and other fees that our bank partner remits to us.

Payment Transaction Revenue

The increase in payment transaction revenue was primarily due to an increase in payments processed at higher education institutions that were utilizing the CASHNet payment module, ePayment, as of the beginning of 2011, as well as the inclusion of new higher education institution clients that began utilizing ePayment since the year ended December 31, 2010.

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

Customer Credit Plan

In December 2011, we initiated a plan which provided credits to certain current and former customers that were previously assessed certain insufficient fund fees.  As a result of this plan, we recorded a reduction in our revenue of approximately $4.7 million in 2011.  The insufficient funds fees that are credited to customers under this plan were originally assessed beginning in 2008.  Of the total charge of $4.7 million, an accrual of approximately $2.6 million has been established for amounts which are expected to be paid in the first quarter of 2012.

Cost of Revenue

Our gross margin percentage decreased by approximately 2.5 percentage points compared to 2010.  Approximately 40% of that decrease was as a result of the credits that we agreed to provide to customers during 2011 discussed above.  The remaining decrease in margin is primarily related to higher costs associated with honoring MasterCard Zero Liability protection to our customers.  These higher costs included approximately $1.2 million of losses associated with a theft at an unrelated third-party merchant which impacted our customers, which was a component of this overall increase.

General and Administrative Expense

Although general and administrative expenses continue to increase as our size grows, such expenses are increasing at a lower rate than our revenue growth.  The increase in general and administrative expenses was driven primarily by increases in employee compensation, professional fees, depreciation, and losses recorded on the disposal of ATMs.  We expect general and administrative expenses to continue to grow at a rate slower than revenue growth in the future.

Sales and Marketing Expense

The increase in sales and marketing expense was primarily due to an increase of $3.2 million in the non-cash, stock-based sales acquisition expense related to the vesting of certain shares issued in connection with the acquisition of EduCard due to a higher average share price at the date of vesting. The remainder of the increase was the result of increases in certain marketing efforts during 2011, including additional tradeshow participation and higher employee compensation costs to support business growth.

Interest Expense

The decrease in interest expense was primarily due to lower amortization of deferred financing costs of the Credit Facility (as defined below), compared to our prior credit facility that was in place during 2010, and accretion of our acquisition payable which became fully accreted by December 31, 2010.  During the year ended December 31, 2011, a zero balance was maintained on the Credit Facility.

Other Income

We recorded $1.5 million of other income during the year ended December 31, 2011, as a result of the settlement agreement reached with the former stockholders of IDC, or the Settlement Agreement. See Part I, Item 3. Legal Proceedings, for additional information related to the Settlement Agreement.

Income Tax Expense

The increase in income tax expense was primarily due to the increase in net income before taxes.  The gain we recorded as a result of the settlement agreement with the former stockholders of IDC of $1.5 million did not have any tax impact for the year ended December 31, 2011.  In addition, we recorded a deferred tax benefit of approximately $0.8 million as a result of a decrease in the expected rate that certain of our deferred tax liabilities will reverse, which resulted in an income tax benefit during the year ended December 31, 2011.  The effective tax rates for the years ended December 31, 2010 and 2011 were 38.2% and 34.7%, respectively.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue

Account revenue

The increase in account revenue was primarily due to an increase of 61.2%, or 0.6 million, in the number of OneAccounts from December 31, 2009 to December 31, 2010. Greater adoption of the OneAccount at existing higher education institution clients accounted for 47% of the increase in OneAccounts, while 53% of the increase was due to new higher education institution clients. The increase in the number of OneAccounts resulted in increases in interchange fees relating to point of sale purchases made with our OneCards, ATM fees, and other fees that our bank partner remitted to us. While our historical experience has been that account revenue generated per OneAccount has been generally stable year over year, with total account revenue generally increasing proportionally with increases in the number of OneAccounts, the implementation of Regulation E in the third quarter of 2010 as well as other changes we made to our fee schedule decreased the revenue per OneAccount compared to the same period in the prior year. This trend continued into the fourth quarter of 2010 and through 2011.

Payment Transaction Revenue

The increase in payment transaction revenue was primarily generated from our CASHNet payment transaction products, which were added to our product offering with the acquisition of IDC in November 2009 and, accordingly, were only included in our payment transaction revenues for approximately one and one half months during the twelve months ended December 31, 2009.

Higher Education Institution Revenue

The increase in higher education institution revenue was primarily due to the inclusion of a full year of subscription and deployment revenue from our CASHNet suite of products compared to only approximately 42 days of revenue in 2009.

Other Revenue

The increase in other revenue was primarily due to an increase in the marketing incentive fees payable to us from MasterCard due to higher MasterCard issuance incentives. An increase in processing fees that our bank partner paid to us, which resulted primarily from an increase in OneAccount deposits, also contributed to the growth in other revenue.

Cost of Revenue

The inclusion of processing fees related to our CASHNet payment transaction revenue for the whole year in 2010, compared to only 42 days in 2009, accounted for $9.8 million, or 38.6% of the total growth in cost of revenue. Increases in data processing expenses of $4.6 million, or 67.8%, network fees and expenses of $2.7 million or 61.5% and customer service expenses of $2.0 million, or 61.1%, also contributed to the increase. The growth in these expenses was primarily due to a 61.2% increase in the number of active OneAccounts. An increase in amortization expense, primarily related to deferred implementation costs, of $2.0 million, or 132.1%, was driven by both new client implementations and the inclusion of costs resulting from our CASHNet deployments. Write-offs and the provision for uncollectible fees increased $2.6 million, or 42.4%, driven by the increase in the number of active OneAccounts, which was partially offset by higher fee collection rates and lower aggregate overdrawn balances resulting from the implementation of amendments to Regulation E. The lower margin generally attained on the CASHNet payment transaction revenue contributed to the 1.6% overall decrease in gross margin percentage.

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

Sales and Marketing Expense

The increase in sales and marketing expense was primarily due to an increase of $4.9 million in the non-cash, stock-based sales acquisition expense related to the vesting of certain shares issued in connection with the acquisition of EduCard due to a higher average share price at the date of vesting. Increases in costs related to employee compensation, primarily related to the addition of employees from HOPI and cash-based sales acquisition expense related to the acquisition of IDC of $0.7 million also contributed to the overall increase.

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

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows from operations and borrowings under our Credit Facility. As of December 31, 2011, we had $39.1 million in cash and cash equivalents, $15.7 million in available-for-sale securities and $50 million available under our Credit Facility. Our primary liquidity requirements are for working capital, capital expenditures, product development expenses and general corporate needs. As of December 31, 2011, we had working capital of $44.7 million.

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

Senior Secured Revolving Credit Facility

Higher One, Inc. entered into a senior secured revolving credit facility dated as of August 26, 2008 that was subsequently amended as of July 15, 2009 and November 19, 2009. We refer to this credit facility, as amended, as the Prior Credit Facility. The Prior Credit Facility matured on December 31, 2010 and there were no amounts outstanding at maturity.

On December 31, 2010, Higher One, Inc. entered into a new senior secured revolving credit facility, or the Credit Facility. Among other things, the Credit Facility increased the maximum amount available to be drawn to $50 million and allows us to request an increase in this limit to $100 million. Any amounts drawn under the amended and restated credit facility are payable in a single maturity on December 31, 2013. Each of Higher One Holdings, Inc., Higher One Machines, Inc., Higher One Real Estate, Inc. and Higher One Real Estate SP, LLC, which we refer to collectively, together with Higher One Inc., as the Credit Facility Loan Obligors, is a guarantor of Higher One, Inc.’s obligations under the Credit Facility.

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

In addition, the Credit Facility contains certain financial covenants that require we maintain a minimum EBITDA level measured on the prior four fiscal quarters of $50 million, a funded debt to EBITDA ratio not to exceed 2.00 to 1.00 and a fixed charge coverage ratio of at least 1.25 to 1.00. We were in compliance with all of the relevant covenants as of December 31, 2011.

Cash Flows

The following table presents information regarding our cash flows, cash and cash equivalents for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,			Change from prior period
	2009	2010	2011	2010	2011
	(in thousands)			(in thousands)
Net cash provided by (used in):
Operating activities	$20,656	$40,056	$44,467	$19,400	$4,411
Investing activities	(18,731)	(31,756)	(43,011)	(13,025)	(11,255)
Financing activities	(74)	22,845	3,145	22,919	(19,700)
Increase in cash and cash equivalents	1,851	31,145	4,601	29,294	(26,544)
Cash and cash equivalents, end of period	$3,339	$34,484	$39,085	$31,145	$4,601

Operating Activities

The $4.4 million increase in net cash provided by operating activities for the year ended December 31, 2011 was primarily comprised of an increase of $6.8 million in net income offset by a greater use of cash in working capital accounts.  In addition, there were non-cash adjustments from net income to operating cash flows that contributed to a $3.8 million increase in cash provided by operating activities in 2011.  An increase in stock-based customer acquisition expense, due primarily to a higher average share price at the time of vesting and a related decrease in our deferred tax benefit, both offset by the gain we recorded upon the settlement of our litigation with the former stockholders of IDC contributed to our non-cash adjustments from net income to operating income.

The $19.4 million increase in net cash provided by operating activities for the year ended December 31, 2010 was primarily comprised of an increase of $10.8 million in net income and an $8.6 million increase in adjustments to reconcile net income to net cash flows, including a $4.9 million increase in stock-based sales acquisition expense and $4.3 million increase in depreciation and amortization. The increase in stock-based sales acquisition expense is due primarily to higher average share price at the date of vesting.

Investing Activities

Net cash used for investing activities for 2011 primarily related to capital expenditures, including the expenditures related to the real estate development project described below and related investing activities, including the receipt of various grants and subsidies and a loan provided in connection with our New Markets Tax Credit financing.  In addition, during 2011 we commenced several software development projects which are being capitalized while in the application development stage.

Net cash used for investing activities for 2010 primarily related to our investment in available for sale securities, the payment and deposit into escrow related to our acquisition of IDC and our purchases of fixed assets.

In 2011 we began to invest in certain information technology infrastructure projects that we expect will provide us with more flexibility and opportunities while helping us control costs over the long-term.  While we do not have material commitments to expend amounts on these projects, we do expect to continue investing in these projects in 2012.  We believe that our cash flow from operations together with our existing liquidity sources will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

Real Estate Development Project

As of December 31, 2011, we have incurred approximately $32.8 million, net of the grants, credits and subsidies described below, on a project that developed two previously existing commercial buildings located in New Haven, Connecticut into our new corporate headquarters.  We moved into the redeveloped buildings at the end of 2011.  Real Estate LLC engaged Winchester Arms NH, LLC to develop the buildings and John Moriarty & Associates, or Moriarty, to be the general contractor for the project.  The project has a total estimated cost of approximately $47 million. Our net cost has been reduced by federal tax credits, state grants and other programs described below. The real estate development project was funded using existing cash, cash generated from operations, various credits and grants and other financing.

A summary of the subsidies, grants and credits we received as of December 31, 2011 is as follows:

Name of program	Amount (in thousands)	Description
Federal Historic Preservation Tax Incentives Program	$6,000
We will receive a federal tax credit equal to 20% of qualified rehabilitation expenditures related to the project.  A receivable for this estimated amount is recorded as of December 31, 2011 and is expected to be received in the first half of 2012.

State of Connecticut Department of Economic and Community Development, or DECD, Urban Act and Environmental Remediation Grant	5,500
The full grant proceeds were received in 2011.  We must (i) maintain corporate headquarters in Connecticut for the next 10 years, (ii) maintain a specified minimum average employment level for the years 2015 – 2018 and (iii) adhere to other administrative criteria.

Connecticut Development Authority Sales and Use Tax Relief Program	757	This program provided relief on certain sales and use tax associated with the real estate development project. We must maintain corporate headquarters in Connecticut for the next 10 years.
Other contributions	1,625	Cash contributions from Science Park Development Corporation and the prior building owner were received during 2011 to offset a portion of the environmental remediation costs.

Many of these programs have criteria that we must meet in order to prevent forfeiture or repayment of the grants and credits and also criteria that we must meet on an ongoing basis in order to prevent forfeiture of the subsidies, grants and credits, and in some cases the imposition of a penalty.  Higher One Holdings, Inc. has provided a guaranty to the DECD related to our obligation to repay the amounts granted to us if we fail to meet the criteria described above.  The maximum potential amount of future payments of this guaranty is approximately $5.9 million.  We currently believe that the likelihood of us being required to make a payment under this guaranty is remote.

In addition to the programs described above, we are also eligible to receive additional credits and subsidies in the future.  A description of these programs is included in the table below.
Name of program	Potential amount (in thousands)	Nature of the program
DECD Urban and Industrial Site Reinvestment Tax Credits	$18,500	State tax credits that can be earned beginning in 2013 and continuing through 2019
Other contributions	2,730	Cash contributions from SPDC (i) following completion of our project and (ii) based on the value of state historic tax credits awarded to SPDC.

In December 2011, we consummated a financing transaction related to the federal New Markets Tax Credit, or NMTC, program which provided funding for our real estate development project.  The NMTC program is designed to encourage new or increased investments into operating businesses and real estate projects located in low-income communities.  In connection with this transaction, HOI provided a loan of $7.6 million to an unrelated third party.  The loan bears interest at 1.0%, payable quarterly and matures in December 2041.  Repayments on the loan commence in December 2019.

Also in connection with this transaction, Real Estate LLC entered into a loan agreement and borrowed $7.6 million from an unrelated third party.  Real Estate LLC’s loan bears interest at approximately 1.1%, payable quarterly and matures in December 2041.  Repayments on the loan commence in December 2019.  This loan is secured by the real estate development project.  In addition to the loan agreement, Real Estate Inc. admitted a new member into Real Estate LLC.  The new member contributed $2.2 million of capital in exchange for a 2% interest in Real Estate LLC which was used to pay for a portion of our real estate development costs. We have presented this contribution on the consolidated balance sheet as a deferred contribution as a result of our expectation that we will re-acquire this interest in approximately seven years through the exercise of a put option for a nominal price by the counterparty to this agreement or through a fair value call option that we can exercise.

In connection with the NMTC transaction, we have provided a guaranty related to our actions or inactions which cause either a NMTC disallowance or recapture event.  In the event that we cause either a recapture or disallowance of the tax credits expected to be generated under this program, we will be required to repay the disallowed or recaptured tax credits plus an amount sufficient to pay the taxes on such repayment, to the counterparty of the agreement.  This guaranty will remain in place for seven years following this NMTC transaction. The maximum potential amount of future payments of this guaranty is approximately $6.0 million.  We currently believe that the likelihood of us being required to make a payment under this guaranty is remote.

Financing Activities

The net cash provided by financing activities in 2011 was primarily related the impact of stock option exercises and the New Markets Tax Credit financing described in the section above.  Those cash inflows were offset by a use of cash to repurchase our common stock during the year.  We used $16.2 million to repurchase approximately 1.1 million shares of common stock in 2011.  Our share repurchase program was announced on August 23, 2011 and allows for the repurchase of up to $40.0 million of our issued and outstanding shares of common stock through September 7, 2012.

The net cash provided by financing activities in 2010 was primarily related to proceeds received from our initial public offering, net of issuance costs, of $37.2 million, a tax benefit related to options of $2.8 million and proceeds received from the exercise of stock options of $1.0 million. These were partially offset by net payments of $18.0 million of debt under our Prior Credit Facility.

Supplemental Non-GAAP Financial and Operating Information

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Adjusted EBITDA(1)	$30,516	$59,465	$73,993
Adjusted net income(2)	$18,085	$34,418	$45,028

Number of students enrolled at OneDisburse client higher education institutions at end of period	2,331	3,281	4,169

Number of students enrolled at payment transaction client higher education institutions at end of period	1,949	2,460	2,617

Number of OneAccounts at end of period	1,004	1,618	1,997

(1)     We define adjusted EBITDA as net income before interest, income taxes and depreciation and amortization, or EBITDA, further adjusted to remove the effects of stock-based customer acquisition expense related to our grants of common stock in connection with our acquisition of EduCard in 2008, cash-based customer acquisition expense related to the acquisition of IDC, stock-based compensation expense, the impact of the customer credit plan in 2011, the gain we recorded in connection with the settlement of our litigation with the former stockholders of IDC and a non-recurring milestone bonus paid to non-executive employees in 2009 upon our reaching a particular long-term operational target. Neither EBITDA nor adjusted EBITDA should be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and adjusted EBITDA in the same manner as we do. We prepare and present adjusted EBITDA to eliminate the effect of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate our adjustments and the reasons we consider them appropriate.

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

•	because our decision to institute the customer credit plan during 2011 which will provide approximately $4.7 million in credits to customers does not reflect on our current performance;

•
because the milestone bonus was a non-recurring expense that we recorded upon reaching a particular long-term operational target that we do not expect to incur again in the near-term, the milestone bonus does not necessarily reflect how our business is performing at any particular time and is therefore not a key measure of our core operating performance;

•	because cash-based customer acquisition expense is an item related to the acquisition of IDC and does not reflect how our business is performing at any particular time; and

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

The following table presents a reconciliation of net income, the most comparable GAAP measure, to EBITDA and adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Net income	$14,219	$25,059	$31,893
Interest income	(4)	(29)	(68)
Interest expense	558	729	266
Income tax expense	7,925	15,488	16,924
Depreciation and amortization	2,969	7,292	7,021
EBITDA	25,667	48,539	56,036
Customer credit plan	—	—	4,728
Other income	(17)	—	(1,500)
Stock-based and other customer acquisition expense	2,385	8,013	10,861
Stock-based compensation expense	1,387	2,913	3,868
Milestone bonus	1,094	—	—
Adjusted EBITDA	$30,516	$59,465	$73,993

(2)     We define adjusted net income as net income, adjusted to eliminate (a) stock-based compensation expense related to incentive stock option grants and the gain we recorded in connection with the settlement of our litigation with the former stockholders of IDC and (b) after giving effect to tax adjustments, stock-based compensation expense related to non-qualified stock option grants, stock-based customer acquisition expense related to our grant of common stock in connection with our acquisition of EduCard in 2008, cash-based customer acquisition expense related to the acquisition of IDC, the impact of the customer credit plan in 2011, a non-recurring milestone bonus paid to non-executive employees in 2009 upon our reaching a particular long-term operational target and amortization expenses related to intangible assets and financing costs. Adjusted net income should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our adjusted net income may not be comparable to similarly titled measures of other organizations because other organizations may not calculate adjusted net income in the same manner as we do. We prepare adjusted net income to eliminate the effect of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate our adjustments and the reasons we consider them appropriate.

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

•	because cash-based customer acquisition expense is an item related to the acquisition of IDC and does not reflect how our business is performing at any particular time;

•	because our decision to institute the customer credit plan during 2011 which will provide approximately $4.7 million in credits to customers does not reflect on our current performance;

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

 The following table presents a reconciliation of net income, the most comparable GAAP measure, to adjusted net income for each of the periods indicated:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Net income	$14,219	$25,059	$31,893
Customer credit plan	—	—	4,728
Stock-based and other customer acquisition expense	2,385	8,013	10,861
Stock-based compensation expense - ISO	610	1,526	1,743
Stock-based compensation expense - NQO	777	1,387	2,125
Other income	—	—	(1,500)
Milestone bonus	1,094	—	—
Amortization of intangible assets	710	3,070	3,071
Amortization of deferred finance costs	113	204	76
Total pre-tax adjustments	5,689	14,200	21,104
Tax rate	35.9%	38.2%	38.2%
Tax adjustment (1)	1,823	4,841	7,969
Adjusted net income	$18,085	$34,418	$45,028

(1)
We have tax effected all the pre-tax adjustments except for stock-based compensation expense for incentive stock options, which are generally not tax deductible and other income which is not tax deductible.

The adjusted EBITDA and adjusted net income measures presented in this annual report on Form 10-K may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements, in particular our credit facility agreement.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	5+ Years	All Other
	(in thousands)
Long-term debt obligations(1)	$7,633	$—	$—	$—	$7,633	$—
Operating lease obligations(2)	3,633	353	863	720	1,697	—
Purchase obligations(3)	10,541	4,216	6,325	—	—	—
Uncertain tax positions and related interest(4)	380	—	—	—	—	380
Total contractual obligations	$23,807	$4,569	$7,188	$2,720	$9,330	$380

(1)	We have a loan payable which has a maturity date of 2041 and in which payments commence in 2019.
(2)
We lease certain property in Oakland, California and Atlanta, Georgia under non-cancelable operating leases. The leases in Oakland and Atlanta are due to expire in January 2016 and September 2022, respectively.

(3)	Purchase obligations include minimum amounts committed under contracts for services.
(4)	We are unable to reasonably estimate the timing of such liability and interest payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, change in our financial condition, results of operations, liquidity, capital expenditures or capital resources that is material.

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

Item 7A.              Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our Credit Facility accrues interest at a rate equal to a base rate or Eurodollar rate plus an applicable margin (depending on Higher One, Inc.’s funded debt to EBITDA ratio). Based upon a sensitivity analysis at January 1, 2012, assuming average outstanding borrowings during the year ended December 31, 2011 of $10.0 million, a hypothetical 50 basis point increase in interest rates would result in an increase in interest expense of $0.05 million.

In addition, we receive processing fees paid from our bank partner, based on prevailing interest rates and the total deposits held in our OneAccounts. Since 2008, fees paid by our bank partner have been relatively small because of low interest rates. A change in interest rates would affect the amount of processing fees that we earn and therefore would have an effect on our revenue, cash flows and results of operations.

Item 8.	Financial Statements and Supplementary Data

Information required by this item is contained in our consolidated financial statements, related footnotes and the report of PricewaterhouseCoopers LLP, which information follows the signature page to this annual report and is incorporated herein by reference.

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Report of Management on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: 1) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are made in accordance with management and board of director authorization; and 3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.                      Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

 The information required by this item with respect to our executive officers is provided under the caption entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and is incorporated by reference herein. The rest of the information required by this Item will be included in our Proxy Statement for the 2012 Annual Meeting of Stockholders set forth under the captions “General Information About the Board of Directors” and “Election of Directors,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2011 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be included in our Proxy Statement for the 2012 Annual Meeting of Stockholders set forth under the captions “Director Compensation,” “Named Executive Officer Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2011 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in our Proxy Statement for the 2012 Annual Meeting of Stockholders set forth under the captions “Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management” and “Equity Compensation Plan Information,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2011 and is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this Item will be included in our Proxy Statement for the 2012 Annual Meeting of Stockholders set forth under the caption “Certain Relationships and Related Transactions,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2011 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be included in our Proxy Statement for the 2012 Annual Meeting of Stockholders set forth under the headings “Fees Billed by Principal Accountant” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2011 and is incorporated herein by reference.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2011 to be signed on their behalf by the undersigned, thereunto duly authorized.

Date: February 15, 2012

Higher One Holdings, Inc.

/S/ DEAN HATTON
Dean Hatton President and Chief Executive Officer (Duly authorized officer and principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DEAN HATTON
Dean Hatton	President, Chief Executive Officer and Director (principal executive officer)	February 15, 2012

/S/ MARK VOLCHEK
Mark Volchek	Chief Financial Officer and Chairman of the Board of Directors (principal financial and accounting officer)	February 15, 2012

/S/ MILES LASATER	Director	February 15, 2012
Miles Lasater

/S/ PAUL BIDDELMAN	Director	February 15, 2012
Paul Biddelman

/S/ DAVID CROMWELL	Director	February 15, 2012
David Cromwell

/S/ STEWART GROSS	Director	February 15, 2012
Stewart Gross

/S/ ROBERT HARTHEIMER	Director	February 15, 2012
Robert Hartheimer

/S/ PATRICK MCFADDEN	Director	February 15, 2012
Patrick McFadden

/S/ CHARLES MORAN	Director	February 15, 2012
Charles Moran

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Higher One Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows present fairly, in all material respects, the financial position of Higher One Holdings, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2011).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
February 15, 2012

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2010 and 2011
(In thousands, except share and per share amounts)

	2010	2011
Assets
Current assets:
Cash and cash equivalents	$34,484	$39,085
Investments in marketable securities and certificate of deposit	14,697	15,743
Accounts receivable	2,622	3,672
Income receivable	3,719	5,961
Deferred tax assets	48	33
Income tax receivable	2,381	12,671
Prepaid expenses and other current assets	4,600	6,774
Restricted cash	8,250	—
Total current assets	70,801	83,939
Deferred costs	3,782	3,776
Fixed assets, net	9,919	46,088
Intangible assets, net	18,456	16,787
Goodwill	15,830	15,830
Loan receivable related to New Markets Tax Credit financing (Note 11)	—	7,633
Other assets	653	712
Restricted cash	—	1,250
Total assets	$119,441	$176,015

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,063	$3,118
Accrued expenses	11,786	26,414
Acquisition payable	8,250	—
Deferred revenue	7,974	9,690
Total current liabilities	31,073	39,222
Deferred revenue	2,051	2,173
Loan payable and deferred contribution related to New Markets Tax Credit financing (Note 11)	—	9,801
Deferred tax liabilities	2,926	1,233
Total liabilities	36,050	52,429
Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 56,109,234 shares issued and outstanding at December 31, 2010; 57,675,806 shares issued and 56,615,683 shares outstanding at December 31, 2011	56	58
Additional paid-in capital	136,760	161,268
Treasury stock, 1,060,123 shares at December 31, 2011	—	(16,208)
Accumulated deficit, net of 2008 stock tender transaction of $93,933	(53,425)	(21,532)
Total stockholders’ equity	83,391	123,586
Total liabilities and stockholders’ equity	$119,441	$176,015

The accompanying notes are an integral part of these consolidated financial statements.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended December 31, 2009, 2010 and 2011
(In thousands of dollars, except shares and per share amounts)
	2009	2010	2011
Revenue:
Account revenue	$68,529	$113,516	$142,589
Payment transaction revenue	1,688	15,742	18,733
Higher education institution revenue	5,135	12,543	16,614
Other revenue	2,254	3,168	3,112
Revenue before customer credit plan	77,606	144,969	181,048
Less customer credit plan	—	—	(4,728)
Revenue	77,606	144,969	176,320
Cost of revenue	26,529	51,845	67,560
Gross margin	51,077	93,124	108,760
Operating expenses:
General and administrative	18,143	32,381	37,715
Product development	2,287	3,311	3,265
Sales and marketing	7,966	16,185	20,265
Total operating expenses	28,396	51,877	61,245
Income from operations	22,681	41,247	47,515
Interest income	4	29	68
Interest expense	(558)	(729)	(266)
Other income	17	–	1,500
Net income before income taxes	22,144	40,547	48,817
Income tax expense	7,925	15,488	16,924
Net income	$14,219	$25,059	$31,893

Net income available to common stockholders:
Basic	$2,742	$16,149	$31,893
Participating Securities	11,477	8,910	–
Diluted	$14,219	$25,059	$31,893

Weighted average shares outstanding:
Basic	9,298,131	33,395,310	55,210,972
Diluted	53,150,890	57,302,843	59,553,678

Net income available to common stockholders per common share:
Basic	$0.29	$0.48	$0.58
Diluted	0.27	0.44	0.54
The accompanying notes are an integral part of these consolidated financial statements.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
For the Years Ended December 31, 2009, 2010 and 2011
(In thousands of dollars, except shares)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2008	12,975,169	$80,954	11,626,941	$12	$—	$—	$(92,703)	$(11,737)
Stock-based compensation	—	—	—	—	1,387	—	—	1,387
Purchase of common stock pursuant to stock subscription agreement	—	—	108,000	—	495	—	—	495
Stock-based customer acquisition expense	—	—	—	—	2,385	—	—	2,385
Tax benefit related to options	—	—	—	—	148	—	—	148
Issuance of restricted common stock	—	—	43,344	—	—	—	—	—
Exercise of stock options	—	—	498,480	—	209	—	—	209
Net income	—	—	—	—	—	—	14,219	14,219
Balance at December 31, 2009	12,975,169	$80,954	12,276,765	$12	$4,624	$—	$(78,484)	$7,106
Stock-based compensation	—	—	—	—	2,913	—	—	2,913
Stock-based customer acquisition expense	—	—	—	—	7,274	—	—	7,274
Tax benefit related to options and restricted stock	—	—	—	—	2,811	—	—	2,811
Conversion of preferred stock to common stock	(12,975,169)	(80,954)	38,925,507	39	80,915	—	—	—
Issuance of common stock	—	—	3,569,395	4	37,205	—	—	37,209
Exercise of stock options, net of repurchases	—	—	1,337,567	1	1,018	—	—	1,019
Net income	—	—	—	—	—	—	25,059	25,059
Balance at December 31, 2010	—	$—	56,109,234	$56	$136,760	$—	$(53,425)	$83,391
Stock-based compensation	—	—	—	—	4,010	—	—	4,010
Stock-based customer acquisition expense	—	—	—	—	10,493	—	—	10,493
Tax benefit related to options	—	—	—	—	8,793	—	—	8,793
Repurchase of common stock	—	—	(1,060,123)	—	—	(16,208)	—	(16,208)
Exercise of stock options	—	—	1,566,572	2	1,212	—	—	1,214
Net income	—	—	—	—	—	—	31,893	31,893
Balance at December 31, 2011	—	$—	56,615,683	$58	$161,268	$(16,208)	$(21,532)	$123,586

The accompanying notes are an integral part of these consolidated financial statements.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009, 2010 and 2011
(In thousands of dollars)

	2009	2010	2011
Cash flows from operating activities
Net income	$14,219	$25,059	$31,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,969	7,292	7,021
Amortization of deferred finance costs	113	204	76
Non-cash interest expense	40	360	—
Stock-based customer acquisition expense	2,385	7,274	10,493
Stock-based compensation	1,387	2,913	3,868
Deferred income taxes	(726)	(3,166)	(1,678)
Gain on litigation settlement agreement	—	—	(1,500)
Loss on disposal of fixed assets	—	24	428
Changes in operating assets and liabilities:
Accounts receivable	27	(263)	(1,050)
Income receivable	219	(382)	(2,242)
Deferred costs	(1,917)	(988)	(992)
Prepaid expenses and other current assets	(811)	(4,480)	(6,464)
Other assets	(330)	(125)	109
Accounts payable	665	263	55
Accrued expenses	2,109	2,732	2,612
Deferred revenue	307	3,339	1,838
Net cash provided by operating activities	20,656	40,056	44,467
Cash flows from investing activities
Purchases of available for sale investment securities	—	(20,777)	(14,101)
Proceeds from sales and maturities of available for sale investment securities	—	6,080	13,055
Purchases of fixed assets, net of changes in construction payables of $0, $347 and $11,584, respectively	(2,188)	(7,059)	(40,328)
Additions to internal use software	—	—	(1,379)
Proceeds from development related subsidies	—	—	7,125
Loan made related to New Markets Tax Credit financing (Note 11)	—	—	(7,633)
Payment to escrow agent	—	(8,250)	(1,250)
Proceeds from escrow agent	—	—	1,500
Payment of acquisition payable	—	(1,750)	—
Acquisition of Informed Decisions Corporation, net of cash acquired	(16,543)	—	—
Net cash used in investing activities	(18,731)	(31,756)	(43,011)
Cash flows from financing activities
Tax benefit related to stock options	148	2,811	8,793
Proceeds from exercise of stock options	210	1,019	1,214
Repurchases of common stock	—	—	(16,208)
Proceeds related to New Markets Tax Credit financing (Note 11)	—	—	7,633
Deferred contribution related to New Markets Tax Credit financing (Note 11)	—	—	2,168
Repayments of line of credit	(21,150)	(22,000)	—
Proceeds from issuance of common stock, net of issuance costs	495	37,209	—
Proceeds from line of credit	20,250	4,000	—
Payment of deferred financing costs	—	(187)	(455)
Repayment of capital lease obligations	(27)	(7)	—
Net cash (used in) provided by financing activities	(74)	22,845	3,145
Net change in cash and cash equivalents	1,851	31,145	4,601
Cash and cash equivalents at beginning of period	1,488	3,339	34,484
Cash and cash equivalents at end of period	$3,339	$34,484	$39,085

Supplemental information:
Income tax paid	$8,732	$16,491	$14,279
Cash paid for interest	581	165	190

The accompanying notes are an integral part of these consolidated financial statements.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2011
(In thousands of dollars, except share and per share amounts)

1. Nature of Business and Organization

Higher One Holdings, Inc., or the Company or HOH, is a leading provider of technology and payment services to the higher education industry. The Company is incorporated in Delaware and provides a comprehensive suite of disbursement and payment solutions specifically designed for higher education institutions and their students. The Company has developed proprietary software-based solutions to provide these services. The Company has a wholly-owned subsidiary, Higher One, Inc., or HOI, which has two wholly owned subsidiaries, Higher One Machines, Inc., or HOMI, and Higher One Real Estate, Inc., or Real Estate Inc.  Higher One Payments, Inc., or HOPI, was previously a subsidiary and was merged into HOI in December 2011.  As of December 31, 2011, Real Estate Inc. has a 98% ownership interest in Higher One Real Estate SP, LLC, or Real Estate LLC.  HOMI performs certain operational support functions. HOPI was the acquired entity formerly known as Informed Decisions Corporation, or IDC, discussed in Note 3. Real Estate Inc. and Real Estate LLC were each formed to hold and operate certain of our real estate.  The terms “we,” “us,” “our” or “Higher One,” unless the context otherwise requires, mean Higher One Holdings, Inc. and its subsidiaries.

2. Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements reflect our financial position and results of operations and our majority and wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

We consider all short-term, highly-liquid investments, with an original maturity of three months or less, to be cash equivalents. Cash equivalents are recorded at cost which approximates their fair value.

Investments in Marketable Securities

Marketable securities that have a readily determinable fair value and that we do not intend to trade are classified as available for sale and carried at fair value. Unrealized holding gains and losses are recorded as other comprehensive income, a separate component of shareholders’ equity, net of deferred income taxes.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, which include cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value because of the short-term nature of these instruments.

Fair Value Measurements

We evaluate assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them each reporting period.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued
December 31, 2011
(In thousands of dollars, except share and per share amounts)

The following table provides the assets and liabilities carried at fair value measured on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Fair values at December 31, 2011
Assets:
U.S. government debt securities	$15,498	$15,498	$—
Certificate of deposit	245	—	245
Total assets	15,743	$15,498	$245

Fair values at December 31, 2010
Assets:
U.S. government debt securities	$13,695	$13,695	$—
Corporate debt securities	1,002	1,002	—
Total assets	$14,697	$14,697	$—

We had no recorded unrealized gains or losses from investments as of either December 31, 2010 or 2011 and there is no difference between the amortized cost and fair value of the securities we held. There were no liabilities carried at fair value measured on a recurring basis as of December 31, 2010 or 2011.

At December 31, 2011, our investments have remaining maturities which vary between 1 and 12 months. The fair value of our cash equivalents as of December 31, 2010 and 2011 was valued based upon Level 1 inputs.

Concentration of Credit Risk

Our potential concentration of credit risk consists primarily of trade accounts receivable from university clients. For the years ended December 31, 2010 and 2011 no university client individually accounted for more than 10% of trade accounts receivable or revenue.

Fixed Assets

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Capital lease assets are depreciated over the lesser of the estimated useful life of the asset or the term of the lease.

Goodwill and Intangible Assets

Goodwill represents costs in excess of the fair value of consideration transferred over the fair values assigned to the underlying net identifiable assets of acquired businesses. We test goodwill for impairment annually on October 31, or whenever events or changes in circumstances indicate that an impairment may have occurred, by comparing its fair value to its carrying value. Effective for our test as of October 31, 2011, we adopted Accounting Standard Update No. 2011-08, “Testing Goodwill for Impairment” which allows for a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value.  Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If it is determined that an impairment has occurred, we record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. We test intangible assets for impairment whenever events occur indicating that the carrying value may be impaired. As of the completion of our impairment test on October 31, 2010, our reporting unit was not at risk of failing step one of the goodwill impairment test. We performed the annual impairment test during 2011 with a qualitative assessment and determined it was more likely than not that the fair value of our reporting unit was not less than its carrying value.

The costs of defending and protecting patents are expensed. All costs incurred to the point when a patent application is to be filed are expensed as incurred.

Intangible assets are amortized using the straight-line method over the following estimated useful lives of the assets:
Acquired technology	5 to 7 years
Customer contracts	4 to 10 years
Non-compete agreements	5 years
Trademarks	10 years

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued
December 31, 2011
(In thousands of dollars, except share and per share amounts)

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the difference between the fair value of the asset compared to its carrying amount.

Capitalized Software

Computer software costs incurred in the preliminary project stage for software to be used for internal use are expensed as incurred until the capitalization criteria have been met. The criteria for capitalization is defined as the point at which the preliminary project stage is complete, management commits to funding a computer software project, it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization ceases at the point that the computer software project is substantially complete and ready for its intended use. The capitalized costs are amortized using the straight-line method over the estimated economic life of the software, generally three years. Although we incurred costs relating to software improvements, for the years ended December 31, 2009 and 2010, none of these costs met the criteria for capitalization.   During the year ended December 31, 2011, approximately $1,402 million of costs were capitalized.

 Revenue Recognition and Deferred Revenue

We derive revenues from the delivery of services to higher education institution clients and their constituents such as students, faculty, staff and alumni. Revenues are recognized when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured. We enter into long-term (generally three- or five-year initial term) contracts with the institutions to provide payment and disbursement services. We categorize revenue as account revenue, payment transaction revenue, higher education institution revenue and other revenue. Deferred revenue consists of amounts billed to or received from clients for services prior to the recognition of services revenue.  During 2011, we implemented a customer credit plan which returned fees that had been charged to customers previously which is recorded as a reduction of revenue.  See Note 15 for further information.

Account Revenue

Account revenue is generated from deposit accounts opened and funded by students and other members of the campus community. We earn fees for services based on a fee schedule, including interchange fees charged to merchants, ATM fees, non-sufficient funds fees and other fees. Revenue on such transactions is recognized when the banking transaction is completed.

Payment Transaction Revenue

Payment transaction revenue is generated through convenience fees charged to students, parents or other payors who make online payments to higher education institution clients through our online payment product using a credit or debit card. Payment transaction revenue is recognized as the transaction is processed and reflects the convenience fees from items paid by our clients’ customers via the service.

Higher Education Institution Revenue

Revenue from higher education institution clients is generated from fees charged for the services they purchase from us. For refund management services, clients are charged an annual fee and/or per-transaction fees for certain transactions. The annual fee is recognized ratably over the period of service and the transaction fees are recognized when the transaction is completed.

Revenues from payment services include subscription license fees from clients accessing on-demand application services. Subscription fees are recognized ratably over the term of the subscription agreement, which generally ranges from 1 to 5 years and are renewable at the option of the customer. For certain payment transaction products, an implementation fee may be charged. This implementation fee is deferred and recognized over the longer of the estimated client relationship period, which we estimate is 5 years, or the contractual term of the agreement.

Other Revenue

Other revenue consists of two main components: (i) fees received from our current bank partner based on prevailing interest rates and the total deposits held in accounts and (ii) a marketing incentive fee paid by MasterCard International Incorporated, or MasterCard, based on new debit card issuances. We recognize this revenue as it is earned in each period.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued
December 31, 2011
(In thousands of dollars, except share and per share amounts)

Cost of Revenues

Cost of revenue consists primarily of data processing expenses, interchange expenses related to online payment and ATM transactions, amortization of acquired technology and uncollectible fees and customer service expenses.

We incur set-up and other direct costs of implementation at the outset of certain contracts that are comprised primarily of employee labor costs. These costs are directly related to a contract and are thus deferred and amortized to costs of revenue over the expected term of the contract, which is generally three to five years. In instances where a client terminates its contract before the end of the expected term of the contract, we modify the amortization period of the deferred costs of the related contract to equal the remaining period of time until termination of the service. See Note 5 for further information.

Stock-based Compensation

We measure and recognize compensation expense for share-based awards based on the estimated fair value on the date of grant. We issue new shares upon the exercise of outstanding stock options.  We estimate fair value of each option using the Black-Scholes option-pricing model with the following assumptions for stock options granted during the years ended December 31, 2009, 2010 and 2011:

	2009	2010	2011
Expected term	5.8 – 6.3 years	6.2 – 6.3 years	5.0 – 6.3 years
Expected volatility	50.7%	51.0% – 51.9%	46.7% – 55.4%
Risk-free rate	2.2% – 3.2%	1.5% – 3.0%	1.1% – 2.7%
Expected dividends	None	None	None

Expected term is the period of time that the equity grants are expected to remain outstanding. The Company calculates the expected life of the options using the “simplified method.”  The simplified method is used because we do not yet have sufficient historical exercise data to provide a reasonable basis to estimate the expected term. We use the midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing. The simplified method was applied for all options granted during 2009, 2010 and 2011.

Expected volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. We have based our estimated volatility primarily on the historical volatility of a peer group of publically traded companies which includes companies that are in the same industry or are our competitors. We use historical volatility of a peer group because we do not yet have sufficient historical exercise data to provide a reasonable basis to estimate our expected volatility.

Risk-free rate is the average U.S. Treasury rate at the time of grant having a term that most closely approximates the expected term of the option.

Expected dividends have not been assumed as we have never declared or paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

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

Provision for Operational Losses

We have entered into an agreement with a third-party FDIC-insured bank to hold all deposit accounts of our accountholders. Although those deposit funds are held by the third-party bank, we are liable to the bank for any uncollectible accountholder overdrafts and any other losses due to fraud or theft. We provide reserves for our estimated overdraft liability and our estimated uncollectible fees to the third-party bank. The provision for these reserves is included within the costs of revenue on the accompanying consolidated financial statements. Such reserve is based upon an analysis of outstanding overdrafts and historical repayment rates. See Note 8 for further information.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued
December 31, 2011
(In thousands of dollars, except share and per share amounts)
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

We utilize a more-likely-than-not recognition threshold, based on the technical merits of the tax position taken, when we consider the need for a provision related to an uncertain tax provision.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement in the financial statements. We recognize interest and penalties related to income tax matters in income tax expense.

Business Combinations

When we are the acquiring entity in a business combination, we recognize all of the assets acquired and liabilities assumed in the transaction at their acquisition-date fair value. Contingent consideration, if any, is recognized and measured at fair value on the acquisition date. Transaction costs associated with an acquisition are expensed as incurred.

Basic and Diluted Net Income Available to Common Stockholders per Common Share

As discussed in Note 12 below, on June 22, 2010, we consummated an initial public offering of common stock. Had we made a distribution to stockholders prior to the initial public offering, all classes of preferred stock would have participated pro rata in dividends if and when we declared a dividend. Therefore, the two class method of calculating basic net income per common share was applied for the periods prior to the initial public offering. Upon completion of the initial public offering, all classes of preferred stock were converted to common shares.

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

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income available to common stockholders per common share:
	2009	2010	2011
Net income available to common shareholders:
Basic	$2,742	$16,149	$31,893
Participating securities	11,477	8,910	—
Diluted	$14,219	$25,059	$31,893

Weighted average shares outstanding:
Basic	9,298,131	33,395,310	55,210,972
Stock awards	43,852,759	23,907,533	4,342,706
Diluted	53,150,890	57,302,843	59,553,678

Net income per common share:
Basic	$0.29	$0.48	$0.58
Diluted	$0.27	$0.44	$0.54

The dilutive effect of stock options totaling 2,876,400, 936,728 and 1,091,876 were not included in the computation of diluted net income per common share for the years ended December 31, 2009, 2010 and 2011, respectively, as their effect would be anti-dilutive. Anti-dilutive securities are securities that upon conversion or exercise increase earnings per share (or reduce the loss per share). Restricted stock shares totaling 2,272,809, 1,701,975 and 1,073,556 were not included in the computation of either basic or diluted earnings per share as all necessary conditions for vesting had not been satisfied by the end of the years ended December 31, 2009, 2010 and 2011, respectively.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued
December 31, 2011
(In thousands of dollars, except share and per share amounts)

Comprehensive Net Income

Comprehensive net income includes net income, combined with any unrealized gains and losses not included in earnings and reflected as a separate component of stockholders’ equity. There were no differences between net income and comprehensive net income for the years ended December 31, 2009, 2010 and 2011.

Segment Information

We currently operate in one business segment, namely, providing technology and payment services to the higher education industry. We provide products and services to two distinct, but related target markets, higher education institutions and their students. We are not organized by market and we are managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. We do not operate any material separate lines of business or separate business entities with respect to our products or product development. Accordingly, we do not accumulate discrete financial information with respect to separate product lines and we do not have separately reportable segments. All of our material identifiable assets are located in the United States.

Recent Accounting Pronouncements

There were no new accounting standards adopted during 2011 which had a material impact on our consolidated financial position, results of operations or liquidity.  There were no new accounting standards issued which we expect to have a material impact on our consolidated financial position, results of operations or liquidity.

3. Acquisitions

Intellectual Property Acquisition

On June 9, 2008, HOI entered into a purchase agreement with one of the officers of Educard, LLC to purchase certain intellectual property owned by this individual. The purchase price of 3,000,000 shares of common stock of the Company issued to the individual was subject to restrictions and certain repurchase rights through December 31, 2011 based upon student enrollment at qualified educational institutions, which convert to HOI’s platform as defined in the agreement. As specific student milestones were met, the individual vested in a defined number of shares.  There were 1,051,878 shares which did not vest and which will revert back to us in 2012.  We have accounted for the vesting of shares as a selling expense and have recorded $2,385, $7,274 and $10,493 of expense associated with shares that were vested in 2009, 2010 and 2011, respectively, based on the fair value of the shares at the time they were vested.

Informed Decisions Corporation Acquisition

On November 19, 2009, the Company entered into a Stock Purchase Agreement, or SPA, with IDC to acquire all of the shares of outstanding capital stock of IDC. The initial purchase price was $27,489. The purchase price was comprised of cash paid of $17,889, excluding cash acquired, and an acquisition payable of $9,600.  Pursuant to the SPA, the Company was required to make post-closing payments of $10,000. The post-closing payments called for four quarterly payments of $1,750 each on or before March 31, June 30, September 30 and December 31, 2010. A final post-closing payment of $3,000 was to be paid on or before December 31, 2010, but was subject to an escrow deposit reduction in regard to any applicable indemnification adjustments. After making the post-closing payment on March 31, 2010 of $1,750, the remaining amount due was placed into an escrow account. See Notes 4, 10 and 15 for further information.

IDC, which was renamed HOPI upon the acquisition and then subsequently merged into HOI on December 31, 2011, conducts business as CASHNet and provides payment services to higher education institutions. Management believes that the acquisition of IDC will allow us to continue to cross-sell its products to acquired IDC customers, thereby resulting in greater market penetration and increased revenue growth.

The acquisition was accounted for under the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of November 19, 2009. We have included the financial results of HOPI in our consolidated financial statements beginning November 20, 2009.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued
December 31, 2011
(In thousands of dollars, except share and per share amounts)

Under the acquisition method of accounting, the total fair value of consideration transferred was allocated to IDC’s net tangible and intangible assets based on their estimated fair values as of November 19, 2009. The excess of the fair value of consideration transferred over the fair value of the net tangible and identifiable intangible assets was recorded as goodwill. The fair values of the intangible assets acquired and the deferred revenue assumed was based upon a third party valuation, which was based on estimates and assumptions that are subject to change. The fair value of consideration transferred was allocated as follows as of November 19, 2009:
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

    Definite-lived intangible assets of $20,880 consist of the value assigned to IDC’s customer relationships of $10,160, developed software of $6,790, trademarks of $450 and non-compete arrangements between us and the two former shareholders of IDC of $3,480. These intangible assets, other than the non-compete agreements, are not deductible for tax purposes.

As of the date of acquisition, IDC maintained relationships with over 200 active customers. The majority of these customer relationships are contractual in nature and it has been determined that the customer relationships meet the separability criterion of ASC 805. The value assigned to IDC’s customer relationships was determined by utilizing the direct method of the Income Approach to valuation, whereby after-tax cash flows attributable to the existing customer relationships were examined. A discounted cash flow analysis was performed whereby the expected cash flows of the acquired customers were estimated assuming an attrition rate based on the average life of a customer. The present value of the cash flows was added to the present value of the related tax shield associated with the customer relationships’ amortization to determine the fair value of the customer relationships. The estimated cash flows were based on revenues for those existing customers net of operating expenses and net of contributory asset charges associated with servicing those customers. The projected revenues were based on existing recurring subscription revenues, revenue associated with the deployment of subscription backlog, additional sales of add- on modules and new products to be developed and adopted by existing customers. Operating expenses were estimated based on the supporting infrastructure expected to sustain the assumed revenue streams. Net contributory asset charges were based on the estimated fair value of those assets that contribute to the generation of the estimated cash flows and estimated to be 8% of gross revenue. A discount rate of 23% was deemed appropriate for valuing the existing customer base. We are amortizing the value of IDC’s customer relationships on a straight-line basis over an estimated useful life of ten years.

The value assigned to IDC’s developed software was determined by utilizing the relief from royalty method of the Income Approach to valuation, whereby the net cash flows generated by the sales revenue, license income, or royalty income associated with the distribution of the software system in the marketplace was projected. The relief from royalty method was used to estimate the cost savings that accrue to the owner of the intangible asset who would otherwise have to pay royalties (or license fees) on revenue earned through use of the asset. The royalty rate used in the analysis was based on an analysis of empirical, market-driven royalty rates for comparable or guideline intangible assets. In the case of product software, revenues are projected over the expected remaining economic life of the software. The market-derived royalty rate is then applied to estimate the royalty savings. The net after-tax royalty savings are calculated for each year in the remaining economic life of the software and then discounted to a present value, as in the discounted cash flow method. A discount rate of 23% was deemed appropriate for valuing developed software and was based on the risks associated with the respective cash flows. We are amortizing the developed software on a straight-line basis over an estimated useful life of seven years.

The value assigned to IDC’s trademarks was determined by utilizing the relief from royalty method of the Income Approach to valuation, whereby net after–tax royalty savings are calculated for each year in the remaining economic life of the trademarks and then discounted to a present value, as in the discounted cash flow method. The trademarks are comprised of “CASHNet” and “CASHNet Business Offices.” Service marks include “CASHNet” and “CASHNet…any payment, anytime, anywhere.” The royalty rate of 0.5% used to value the trademarks was based on estimates of prevailing royalty rates paid for the use of similar trademarks in arm’s-length licensing transactions of companies that operate in related industries. A discount rate of 23% was deemed appropriate for valuing IDC’s trademarks and was based on the risks associated with the respective royalty savings. We are amortizing the trademarks on a straight-line basis over an estimated useful life of ten years.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued
December 31, 2011
(In thousands of dollars, except share and per share amounts)

Upon close of the acquisition, we also entered into two separate five year non-compete agreements with each of the former shareholders of IDC. The value assigned to IDC’s non-compete agreements was determined by utilizing the discounted cash flow method of the Income Approach to valuation, whereby a comparative discounted cash flow analysis was completed. In the analysis, the expected cash flows of IDC were estimated assuming the covenant not to compete is executed and was then compared to the diminished cash flows assuming the covenant not to compete was absent whereby the company is assumed to be “impaired” by the competition and solicitation of the covenantor for the term of the covenant.  The difference in the present value of the cash flows under the two scenarios was then probability weighted (based on the likelihood of the covenantor competing and soliciting) and added to the present value of the related tax-shield associated with the covenant’s amortization to determine the fair value of the covenant. A discount rate of 23% was deemed appropriate for valuing the covenants not to compete. We are amortizing the value of IDC’s non-competes on a straight-line basis over the actual term of the agreement of five years.

Of the total purchase price, approximately $15,830 has been allocated to goodwill. Goodwill represents the excess of the fair value of consideration transferred of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill exists in the transaction as a result of value beyond that of the tangible and other intangible assets, attributable to synergies that exist in the combined business. The goodwill from this transaction is not deductible for tax purposes.

IDC does not constitute a separate operating segment and we have integrated the payment services business into our then existing business. We have concluded that our operating segment is a single reporting unit. Our single operating segment does not have any components that constitute a separate business for which discrete information will be available. We planned to operate and have operated the combined enterprise as one integrated business. Accordingly, the goodwill arising from the acquisition was assigned to our single operating segment and single reporting unit.

As a result of the IDC acquisition, the Company recorded tax deferred liabilities of $7,876 resulting primarily from the acquired intangible assets which have no tax basis. The deferred tax liabilities are offset by approximately $619 in net deferred tax assets that relate primarily to federal and state net operating losses and certain amortization and depreciation expenses.

Deferred Revenue

In connection with the purchase price allocation, the estimated fair value of the support obligation assumed from IDC in connection with the acquisition was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates the amount that we would be required to pay a third party to assume the support obligation. Estimated costs to fulfill the support obligation, including cost of sales, administrative expenses and expected income taxes, were based on IDC’s historical and projected financial ratios and the guideline public company financial ratios. These estimated costs did not include any costs associated with selling efforts. Profit associated with selling efforts is excluded because IDC had concluded the selling effort on the contracts prior to November 19, 2009. As a result, in allocating the purchase price, we recorded an adjustment to reduce the carrying value of IDC’s November 19, 2009 deferred revenue to $6,310 which represented our estimate of the fair value of the service obligation assumed. As former IDC customers renew these annually billed service contracts, we will recognize revenue for the full value of the service contracts over the remaining terms of the contracts.

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

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued
December 31, 2011
(In thousands of dollars, except share and per share amounts)

4. Restricted Cash

On June 22, 2010, HOI provided notice and a certificate of claim for indemnity to the former stockholders of IDC under the Stock Purchase Agreement arising from certain misrepresentations and breaches of warranty. At the same time, HOI deposited an amount of $8,250 with an escrow agent, equal to the remaining balance of the acquisition payable. The funds which were held in escrow are shown on the accompanying balance sheet as restricted cash as of December 31, 2010. All amounts were paid out of escrow during 2011, $2,000 of which was paid to us and the remainder that was paid to the former shareholders of IDC. See Note 15 for additional discussion of the indemnity claim made by HOI, the complaint filed by the former stockholders of IDC and the settlement that was agreed upon by the parties

Also, in February 2011 we deposited $1,075 into an escrow account to fulfill our obligations related to a sales and use tax agreement with the Connecticut Development Authority.  See Note 11 for additional information.  This amount is reflected on the condensed consolidated balance sheet as noncurrent restricted cash.

5. Deferred Costs

Deferred costs consist of the following:

	December 31,
	2010	2011
Deferred implementation costs	$9,788	$8,484
Deferred financing costs	222	978
Less: Accumulated amortization	(6,228)	(5,686)
	$3,782	$3,776

For the years ended December 31, 2009, 2010 and 2011, we deferred $2,008, $1,308 and $1,447 respectively, of such costs. Amortization of deferred costs for the years ended December 31, 2009, 2010 and 2011 was $1,583, $2,538 and $1,453, respectively. Amortization of deferred financing costs is charged to interest expense. Amortization of deferred implementation costs is charged to cost of revenue.

6. Fixed Assets

Fixed assets consist of the following:

	Estimated
	Useful Life	December 31,
	(in years)	2010	2011

Building and related improvements	39	$—	$32,758
Computers and software	7	4,549	5,881
Equipment	7	6,508	9,591
Furniture and fixtures	5	481	515
Leasehold improvements	5	376	498
Assets under construction		2,529	2,776
		14,443	52,019
Less: Accumulated depreciation		(4,524)	(5,931)
		$9,919	$46,088

Depreciation and amortization of fixed assets for the years ended December 31, 2009, 2010 and 2011 was $883, $1,684 and $2,573, respectively.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued
December 31, 2011
(In thousands of dollars, except share and per share amounts)

7. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	Weighted Average Amortization Period	December 31,
	(in years)	2010	2011
Goodwill		$15,830	$15,830

Acquired technology	7	$6,883	$6,883
Internal use software	3	422	422
Contracts and customer lists	10	11,031	11,031
Trademarks and domain names	10	450	450
Covenants not to compete	5	4,016	4,016
Internal use software in development		—	1,402
		22,802	24,204
Less: Accumulated amortization		(4,346)	(7,417)
Intangible assets, net		$18,456	$16,787

Intangible assets from acquisitions are amortized over five to ten years. Amortization expense related to intangible assets was approximately $710, $3,070 and $3,071 for the years ended December 31, 2009, 2010 and 2011, respectively. Amortization related to internal use software is expensed to cost of service revenues, while amortization of other intangibles is expensed to general and administrative expenses. Amortization expense for the years ended December 31, 2012, 2013, 2014, 2015 and 2016 is expected to be approximately $2,949, $2,783, $2,644, $2,033 and $1,918 respectively.

8. Provision for Operational Losses

Activity in the provision for operational losses for each of the last three years is as follows:

	December 31,
	2009	2010	2011
(Prepayment of) reserve for operational losses, beginning	$201	$533	$(1,870)
Provision for operational losses	5,492	7,197	8,860
Payments to third party for losses, net of recoveries	(5,160)	(9,600)	(10,786)
(Prepayment of) reserve for operational losses, ending	$533	$(1,870)	$(3,796)

The balance as of December 31, 2010 and 2011 is included within prepaid expenses and other current assets on the accompanying balance sheet.

9. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2010	2011
Construction related	$347	$11,931
Compensation and benefits	5,066	4,093
Bank and payment processing expenses	2,167	5,680
Data processing	1,487	1,364
Other	2,719	3,346
	$11,786	$26,414

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued
December 31, 2011
(In thousands of dollars, except share and per share amounts)

10. Debt and Acquisition Payable

Credit Facilities

August 2008 Facility

In August 2008, HOI entered into a credit agreement with two lenders for a revolving loan facility and such agreement was amended in July 2009 and November 2009, or the August 2008 Facility. The August 2008 Facility permitted up to $25,000 in borrowings and matured on December 31, 2010. There was no amount outstanding at maturity under the August 2008 Facility. The August 2008 Facility also provided for a letter of credit facility of $3,000 and permitted acquisitions up to an aggregate of $2,000.  Amounts borrowed under the August 2008 Facility bore interest based on LIBOR, plus an interest rate margin based upon a funded debt to EBITDA ratio. At December 31, 2009, the interest rate on the revolving loan facility was 1.9%.

December 2010 Facility

On December 31, 2010, HOI entered into a new senior secured revolving credit facility in an amount of $50,000, the December 2010 Facility. The December 2010 Facility provides for a letter of credit facility of up to $3,000 and includes certain restrictions on the amount of acquisitions we may complete. Each of HOH, HOMI, Real Estate Inc. and Real Estate LLC (together with HOI, the Loan Obligors) is a guarantor of HOI’s obligations under the December 2010 Facility.

The December 2010 Facility is secured by a perfected first priority security interest in all of the capital stock of Higher One, Inc. and its subsidiaries, and substantially all of each Loan Obligor’s tangible and intangible assets, other than intellectual property. Each of the Loan Obligors has also granted to the administrative agent under the December 2010 Facility a negative pledge of the intellectual property of HOI and its subsidiaries including patents and trademarks that are pending and acquired in the future.

At our option, each advance under the December 2010 Facility accrues interest on the basis of a base rate or on the basis of a one-month, two-month or three-month Eurodollar rate, plus in either case, the Applicable Margin based on our Funded Debt to EBITDA, as each term is defined in the December 2010 Facility, at the time each loan is made. We also pay commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the product obtained by multiplying the Applicable Margin for commitment fees by the average daily unused commitment for that calendar quarter. The Applicable Margin for base rate advances is between (1.25%) and 0%, subject to a minimum total rate of 2%, and the Applicable Margin for Eurodollar rate advances is between 2.0% and 3.25%. The Applicable Margin for commitment fees is between 0.25% and 0.375%. The base rate is the higher of Bank of America’s announced prime rate, the federal funds rate plus 0.50% or the Eurodollar rate plus 1.00%. Interest on Eurodollar loans is payable at the end of each applicable interest period. Interest on base rate advances is payable quarterly in arrears.

The December 2010 Facility contains certain affirmative covenants including, among other things, covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral. The December 2010 Facility also contains certain negative covenants that, among other things, restrict Higher One, Inc.’s ability, subject to certain exceptions, to incur additional indebtedness, grant liens on its assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of its business and engage in transactions with its affiliates.

In addition, the December 2010 Facility contains certain financial covenants that require us to maintain a minimum EBITDA level measured on the prior four fiscal quarters of $50 million, a funded debt to EBITDA ratio not to exceed 2.00 to 1.00, and a fixed charge coverage ratio of at least 1.25 to 1.00. We were in compliance with all of the applicable debt covenants in the December 2010 Facility as of December 31, 2011.

The Company incurred financing costs of $187 in 2010, relating to the December 2010 Facility. These financing costs are included in deferred costs on the accompanying consolidated balance sheets.

Acquisition Payable

In November 2009, in conjunction with the acquisition of IDC, we incurred payment obligations totaling $10,000 to the former shareholders of IDC. The agreement called for four quarterly payments of $1,750 to be made on or before each quarter ended March 31, June 30, September 30 and December 31, 2010. The agreement also called for one final payment of $3,000 on or before December 31, 2010, subject to adjustments for indemnification claims. The payment obligations were non-interest bearing. The acquisition payable was recorded at is fair value of $9,600 based upon an estimated interest rate of 5.0%. The payable was accreted to its principle amount on an effective interest rate method. For the years ended December 31, 2009 and 2010 we recorded $40 and $360 of interest expense, respectively.

During 2010 we made one payment of $1,750 to the former shareholders of IDC and deposited the remaining $8,250 in an escrow account.  All amounts were paid out of escrow during 2011, $2,000 of which was paid to us and the remainder that was paid to the former shareholders of IDC. See Note 15.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued
December 31, 2011
(In thousands of dollars, except share and per share amounts)

11. Real Estate Development Project and New Markets Tax Credit Financing

As of December 31, 2011, we have incurred approximately $32.8 million, net of the grants, credits and subsidies described below, on a project that developed two previously existing commercial buildings located in New Haven, Connecticut into our new corporate headquarters, to which we moved at the end of 2011.  Real Estate LLC engaged Winchester Arms NH, LLC to develop the buildings and John Moriarty & Associates, or Moriarty, to be the general contractor for the project.

On February 18, 2011, Real Estate LLC signed a land lease with Science Park Development Corporation, or SPDC, which owns the property on which the two buildings reside, concerning the leasing, expansion and buyout of the land. The lease provides for a long term lease of the land at a nominal cost per year and includes a buyout option for a nominal amount after seven years.

During the year ended December 31, 2011, we received a number of grants, credits and subsidies which have reduced our basis in the building.  Many of these programs have criteria that we must meet in order to prevent forfeiture or repayment of the grants and credits and also criteria that we must meet on an ongoing basis which are described below.

Name of program	Amount	Continuing criteria	Potential recapture or forfeiture
Federal Historic Preservation Tax Incentives Program	$6,000	We may not dispose of the building or reduce our ownership interest below a specified level for five years following the date the building is placed in service.	The recapture amount is reduced 20% of the total amount claimed each year.
Department of Economic and Community Development Urban Act Grant and Environmental Remediation Grant	5,500
We must (i) maintain corporate headquarters in Connecticut for the next 10 years, (ii) maintain a specified minimum average employment level for the years 2015 – 2018 and (iii) adhere to other administrative criteria.

			The full amount of the grant, plus 7.5% may be required to be repaid to the Department of Economic and Community Development.
Connecticut Development Authority Sales and Use Tax Relief Program	757	We must maintain corporate headquarters in Connecticut for the next 10 years.	The full amount of benefit received from the program plus 7.5%.
Other contributions	1,625	None	None

 All amounts, other than the Federal Historic Preservation Tax Incentives Program, were received by us during 2011.  The historic tax credits are expected to be received in 2012 and are included within prepaid expenses and other currents assets as of December 31, 2011.

We provided a guaranty to the Department of Economic and Community Development related to our obligation to repay the amounts granted to us if we fail to meet the criteria described above.  The maximum potential amount of future payments of this guaranty is approximately $5.9 million.  We currently believe that the likelihood of us being required to make a payment under this guaranty is remote.

 In December 2011, we consummated a financing transaction related to the federal New Markets Tax Credit, or NMTC, program which provided funding for our real estate development project.  The NMTC program is designed to encourage new or increased investments into operating businesses and real estate projects located in low-income communities.  In connection with this transaction, HOI provided a loan of $7,633 to an unrelated third party.  We consider this loan to be a debt instrument held to maturity which is recorded at amortized cost and the value as of December 31, 2011 approximates fair value.  The loan bears interest at 1.0% which is payable quarterly and matures in December 2041.  Repayments on the loan commence in December 2019.

Also in connection with this transaction, Real Estate LLC entered into a loan agreement and borrowed $7,633 from an unrelated third party.  Real Estate LLC’s loan bears interest at approximately 1.1% which is payable quarterly and matures in December 2041.  Repayments on the loan commence in December 2019.  This loan is secured by the real estate development project.  In addition to the loan agreement, Real Estate Inc. admitted a new member into Real Estate LLC.  The new member contributed $2,168 of capital in exchange for a 2% interest in Real Estate LLC. We have presented this contribution on the consolidated balance sheet as a deferred contribution as a result of our expectation that we will re-acquire this interest in approximately seven years through the exercise of a put option for a nominal price by the counterparty to this agreement or through a fair value call option that we can exercise.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued
December 31, 2011
(In thousands of dollars, except share and per share amounts)

In connection with the NMTC transaction, we have provided a guaranty related to our actions or inactions which cause either a NMTC disallowance or recapture event.  In the event that we cause either a recapture or disallowance of the tax credits expected to be generated under this program, then we will be required to repay the disallowed or recaptured tax credits plus an amount sufficient to pay the taxes on such repayment, to the counterparty of the agreement.  This guaranty will remain in place for seven years following this NMTC transaction. The maximum potential amount of future payments of this guaranty is approximately $6.0 million.  We currently believe that the likelihood of us being required to make a payment under this guaranty is remote.

12. Capital Stock

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

Upon consummation of the Company’s initial public offering, 417,049 shares of Series A convertible preferred stock outstanding, 1,086,784 shares of Series B convertible preferred stock outstanding, 2,522,554 shares of Series C convertible preferred stock outstanding, 2,180,633 shares of Series C-1 convertible preferred stock outstanding, 1,313,604 shares of Series D convertible preferred stock outstanding and 5,454,545 shares of Series E convertible preferred stock outstanding were converted into a total of 38,925,507 shares of common stock after giving effect to the 3-for-1 stock split discussed below. Following the consummation of the offering, there were no shares of preferred stock outstanding.

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

Treasury Stock

In August 2011, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to $40.0 million of our issued and outstanding shares of common stock through September 7, 2012.  During the year ended December 31, 2011, we repurchased 1,060,123 shares of our common stock at a cost of $16.2 million.  All repurchased shares were held in treasury as of December 31, 2011.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued
December 31, 2011
(In thousands of dollars, except share and per share amounts)
13. Stock Based Compensation

Our Board of Directors adopted the 2000 Stock Plan, or 2000 Plan, on April 20, 2000. The Plan, as amended, permitted the granting of stock options and restricted stock to employees and directors not to exceed in the aggregate 11,400,000 shares of Common Stock. Such options expire ten years from the date of grant and options are no longer able to be granted under the 2000 Plan. On March 26, 2010, our Board of Directors adopted the 2010 Equity Incentive Plan, or 2010 Plan. The 2010 Plan permits the granting of stock options, restricted stock and other stock-based awards to employees and directors not to exceed in the aggregate 4,860,000 shares of Common Stock. Options for our employees under the 2000 Plan and 2010 Plan vest over periods ranging from one month to five years, with the majority vesting as follows: one-fifth of the granted options vest one year from the date of grant; the remaining four-fifths vest at a rate of 1/48 per month over the remaining four years of the vesting period. We primarily grant incentive stock options, but occasionally grant nonqualified stock options to key members of management.

As of December 31, 2011, 5,083,266 and 4,847,225 shares of common stock were reserved under the 2000 Plan and 2010 Plan, respectively, of which 3,740,025 remain available for grant under the 2010 Plan.  A summary of stock option and restricted stock activity under the Company’s stock plan for the years ended December 31, 2009, 2010 and 2011, and changes during the years then ended are as follows:

	Stock Options		Restricted Stock
	Shares	Weighted Average Exercise Price	Shares		Weighted Average Grant Stock Price
Outstanding at December 31, 2008	7,780,416	$1.57	—		$—
Granted	1,241,250	7.97	43,344		10.80
Exercised	(498,480)	0.42	—		—
Forfeited / Canceled	(59,754)	3.51	—		—
Outstanding at December 31, 2009	8,463,432	$2.57	43,344		$10.80
Granted	630,750	14.48	—		—
Exercised	(1,337,567)	0.81	(10,833	)(1)	10.80
Forfeited / Canceled	(450,872)	8.03	—		—
Outstanding at December 31, 2010	7,305,743	$3.58	32,511		$10.80
Granted	608,750	17.45	—		—
Exercised	(1,566,572)	0.77	(10,833	)(1)	10.80
Forfeited / Canceled	(157,455)	8.52	—		—
Outstanding at December 31, 2011	6,190,466	$5.53	21,678		$10.80

Intrinsic value
Shares outstanding	$79,919		$400
Shares vested	68,353
(1)	Represents restricted stock vested

The weighted-average grant-date fair value of options granted during the years ended December 31, 2009, 2010 and 2011 was $4.12, $7.58 and $8.92, respectively. The weighted-average grant-date fair value of options vested during the years ended December 31, 2009, 2010 and 2011 was $1.25, $2.28 and $3.48, respectively. The total grant-date fair value of options vested during the years ended December 31, 2009, 2010 and 2011 was $1,450, $2,545 and $3,448, respectively. The weighted-average grant-date fair value of options forfeited in 2009, 2010 and 2011 was $1.71, $4.11 and $4.38, respectively.

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.22-1.00	1,617,751	2.7	$0.45	1,617,751	2.7	$0.45
1.01-4.00	1,097,655	5.6	2.11	989,030	5.6	2.06
4.01-6.00	1,999,860	6.9	4.68	1,520,752	6.8	4.64
6.01-14.00	719,250	8.1	12.29	298,423	8.0	11.98
14.01-21.23	755,950	9.2	17.17	112,028	9.0	17.22
	6,190,466	6.0	$5.53	4,537,984	5.2	$3.38

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued
December 31, 2011
(In thousands of dollars, except share and per share amounts)

The total intrinsic value, the amount by which the stock price exceeds the exercise of the option on the date of exercise, of stock options exercised for the years ended December 31, 2009, 2010 and 2011 was $4,037, $17,550 and $26,764, respectively.

    As of December 31, 2011, the total compensation cost related to non-vested options and restricted stock not yet recognized in the consolidated financial statements is approximately $9,171, net of estimated forfeitures. The cost is expected to be recognized through December 2016 with a weighted average recognition period of approximately 3.4 years.

The total income tax benefits recognized in the consolidated statements of operations related to stock options for the years ended December 31, 2009, 2010 and 2011 were approximately $152, $71 and $125, respectively.

14. Income Taxes

The components of income tax expense for the years ended December 31, 2009, 2010 and 2011, were as follows:

	2009	2010	2011
Current income tax expense
Federal	$8,276	$17,035	$17,131
State and local	375	1,619	1,471
Total	8,651	18,654	18,602

Deferred income tax benefit
Federal	(677)	(3,082)	(807)
State and local	(49)	(84)	(871)
Total	(726)	(3,166)	(1,678)
Income tax expense	$7,925	$15,488	$16,924

The reconciliation of expected income tax expense at the statutory federal income tax rate to the effective income tax rate is as follows:

	2009	2010	2011
Expected federal income tax expense	$7,750	$14,191	$17,086
Non-deductible expenses	251	496	26
State tax expense, net of federal tax effect	201	968	85
Federal credits	(141)	(98)	(253)
Other	(136)	(69)	(20)
	$7,925	$15,488	$16,924

Deferred tax (liabilities) assets reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of net deferred tax (liabilities) assets are as follows:

	December 31,
	2010		2011
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

Stock options	$793	$—	$1,526	$—
Tax credits	596	—	693	—
Intangible assets	—	(2,241)	2,952	—
Fixed assets	—	(1,776)	—	(6,116)
Other	450	—	731	—
Total	1,839	(4,017)	5,902	(6,116)
Valuation allowance	(700)	—	(986)	—
Total	$1,139	$(4,017)	$4,916	$(6,116)

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued
December 31, 2011
(In thousands of dollars, except share and per share amounts)

As of December 31, 2011, we had approximately $7,047 of state net operating loss carry-forwards, which expire from 2020 through 2030. We also have approximately $934 in state credit carry-forwards layers of which expire from 2013 to 2025. State net operating loss and credit carry-forwards of approximately $1,199 and $50, respectively are restricted under Section 382 of the Internal Revenue Code. As of December 31, 2011, we had federal net operating loss carry-forwards of approximately $182 that expire in 2022 and federal credit carry-forwards of approximately $86 that expire from 2020 to 2023. All federal net operating loss and credit carry-forwards are restricted under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code limits the utilization of net operating losses and credits when ownership changes, as defined by that section, occur. We have performed an analysis of our Section 382 ownership changes and determined that the utilization of certain of our net operating loss and credit carry-forwards may be limited. We do not expect that Section 382 will limit the utilization of the net operating loss or credit carry-forwards. Valuation allowances have been established primarily for state tax credits and net state operating loss carry-forwards. As of December 31, 2011, we had income tax refund receivable of approximately $9,343 included in prepaid expenses and other current assets on our consolidated balance sheet.

All tax years are subject to examination for state purposes.  We are no longer subject to examination for federal purposes for tax years prior to 2010. All of the Company’s unrecognized tax benefit liability would affect the Company’s effective tax rate if recognized.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2009, 2010 and 2011 are as follows:

	2009	2010	2011
Balance at January 1	$363	$545	$606
Additions for tax positions related to the current year	60	40	53
Additions for tax positions of prior years	1	33	243
Reductions for tax positions of prior years	(6)	—	(402)
Settlements	(10)	(12)	(158)
Acquisition of Informed Decisions Corporation	137	—	—
Balance at December 31	$545	$606	$342

15. Commitments and Contingencies

Operating Leases and Purchase Obligations

We lease facilities with varying terms, renewal options and expiration dates. Aggregate future minimum lease payments under non-cancelable operating leases are as follows:

2012	$353
2013	429
2014	434
2015	443
2016	277
Thereafter	1,697
Total payments	$3,633

Rent expense under non-cancelable operating leases for the years ended December 31, 2009, 2010 and 2011 was $1,142, $1,036, and $1,235 respectively.

We also have certain purchase obligations which include minimum amounts committed for contracts for services through 2014.  The minimum payments due for these services are as follows:

2012	$4,216
2013	4,216
2014	2,109
Total	$10,541

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued
December 31, 2011
(In thousands of dollars, except share and per share amounts)

Litigation and Regulatory

The Company and its subsidiaries, from time to time, are subject to litigation relating to matters in the ordinary course of business, as well as regulatory examinations, information gathering requests, inquiries and investigations. In February 2011, the New York Regional Office of the Federal Deposit Insurance Corporation, or FDIC, notified us that it was prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. We have responded to the FDIC’s notification, been in regular dialogue with the FDIC since 2010 and voluntarily amended certain practices. We voluntarily initiated a plan in December 2011, which provided credits to certain current and former customers that were previously assessed certain insufficient fund fees.  As a result of this plan, we recorded a reduction in our revenue of approximately $4.7 million in 2011.  The insufficient funds fees that are credited to customers under this plan were originally assessed beginning in 2008.  Of the total charge of $4.7 million, an accrual of approximately $2.6 million has been established for amounts which are expected to be paid in the first quarter of 2012.  While we believe that our decision to initiate the plan described above reduces our risk, the process with the FDIC is ongoing and there continues to be various potential outcomes in order to resolve this matter.  For instance, we could receive an enforcement action which could result in an order to pay civil money penalties and additional restitution.  We believe that the material loss related to this matter has been recorded as of December 31, 2011. While there is the potential for additional loss related to this matter in the future, such loss is not considered probable, nor is it reasonably estimable at this time. In accordance with applicable accounting guidance, we would establish a liability for litigation and regulatory matters if and when those matters were to present loss contingencies that were both probable and reasonably estimable.

In June 2010, HOI provided notice and a certificate of claim for indemnity under the Stock Purchase Agreement by and among us and the former stockholders of Informed Decisions Corporation, or IDC, dated November 19, 2009, arising from certain misrepresentations and breaches of warranty. At the same time, we deposited $8.25 million with an escrow agent, equal to the remaining balance of the post-closing payments. Separately, the former stockholders of IDC filed a complaint against HOI in the United States District Court for the Northern District of California, or the Complaint, on July 20, 2010, disputing that misrepresentations were made and that warranties were breached; alleging breach of contract and anticipatory breach; and seeking a declaratory judgment ordering that the post-closing payments be made in accordance with the schedule set forth in the stock purchase agreement.

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

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued
December 31, 2011
(In thousands of dollars, except share and per share amounts)

16. Quarterly Results (unaudited)

The quarterly results of the Company for the years ended December 31, 2011 and 2010 are as follows:

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenue	$51,383	$35,067	$48,140	$41,730
Gross margin	33,950	21,644	28,510	24,656
Income from operations	17,929	5,033	13,239	11,314
Net income before income taxes	17,880	6,488	13,188	11,261
Net income	11,042	4,754	8,468	7,629
Basic net income per share	0.20	0.09	0.15	0.14
Diluted net income per share	0.19	0.08	0.14	0.13

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenue	$38,870	$27,750	$38,566	$39,783
Gross margin	26,331	17,351	24,176	25,266
Income from operations	13,659	3,258	10,780	13,550
Net income before income taxes	13,431	3,013	10,706	13,397
Net income	8,264	1,830	6,429	8,536
Basic net income per share	0.17	0.04	0.12	0.16
Diluted net income per share	0.15	0.03	0.11	0.14

Exhibit Index

Exhibit No.		Description
2.1	(1)	Asset Purchase Agreement dated as of June 9, 2008 by and among Higher One, Inc., EduCard, LLC and the members listed therein.
2.2	(1)	Intellectual Property Purchase Agreement dated as of June 9, 2008 by and between Kevin Jones and Higher One, Inc. (the “Intellectual Property Purchase Agreement”).
2.3	(1)	First Amendment to the Intellectual Property Purchase Agreement dated as of May 7, 2009 by and between Kevin Jones and Higher One, Inc.
2.4	(1)	Second Amendment to the Intellectual Property Purchase Agreement dated as of August 21, 2009 by and between Kevin Jones and Higher One, Inc.
2.5	(1)	Stock Purchase Agreement dated as of November 19, 2009 by and among Higher One, Inc. and the shareholders of Informed Decisions Corporation listed thereto.
2.6	(4)	Third Amendment to the Intellectual Property Purchase Agreement dated as of May 5, 2010 by and between Kevin Jones and Higher One, Inc.
2.7	(4)	Fourth Amendment to the Intellectual Property Purchase Agreement dated as of December 10, 2010 by and between Kevin Jones and Higher One, Inc.
2.8	(4)	Fifth Amendment to the Intellectual Property Purchase Agreement dated as of February 3, 2010 by and between Kevin Jones and Higher One, Inc.
2.9	(5)	Sixth Amendment to the Intellectual Property Purchase Agreement dated as of April 15, 2011 by and between Kevin Jones and Higher One, Inc.
2.10	(5)	Seventh Amendment to the Intellectual Property Purchase Agreement dated as of April 20, 2011 by and between Kevin Jones and Higher One, Inc.
2.11	*	Eighth Amendment to the Intellectual Property Purchase Agreement dated as of December 21, 2011 by and between Kevin Jones and Higher One, Inc.
3.1	(2)	Second Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 18, 2010.
3.2	(2)	Bylaws of the Registrant effective as of June 16, 2010.
10.1	(1)	Amended and Restated Investor Rights Agreement dated as of August 26, 2008 by and among Higher One Holdings, Inc. and the shareholders listed thereto.
10.2	(1)	Services Agreement dated as of May 9, 2008 by and between The Bancorp, Inc. and Higher One, Inc.**
10.3	(1)	Lease Agreement dated as of November 1, 2007 by and between WE 150 Munson LLC and Higher One, Inc (the “New Haven Lease”).
10.4	(1)	Amendment No. 1 to the New Haven Lease dated as of June 5, 2009 by and between WE 150 Munson LLC and Higher One, Inc.
10.5	(1)	Amendment No. 2 to the New Haven Lease dated December 1, 2009 by and between WE 150 Munson LLC and Higher One, Inc.
10.6	(1)	Higher One Holdings, Inc. 2000 Stock Incentive Plan dated as of April 20, 2000, as amended on August 3, 2006.
10.7	(1)	Form of Higher One Holdings, Inc. Incentive Stock Option Agreement.
10.8	(1)	Form of Higher One Holdings, Inc. Non-Qualified Stock Option Agreement.
10.9	(1)	Form of Higher One Holdings, Inc. Stock Restriction Agreement.
10.10	(1)	Higher One Holdings, Inc. Short Term Incentive Plan, dated as of March 26, 2010
10.11	(1)	Higher One Holdings, Inc. 2010 Equity Incentive Plan, dated as of March 26, 2010
10.12	(1)	Form of Higher One Holdings, Inc. Stock Option Grant Agreement.
10.13	(3)	Credit Agreement, dated as of December 31, 2010, by and among Higher One, Inc., and Bank of America, N.A.
10.14	(4)	Guaranty dated as of December 31, 2010 by Higher One Holdings, Inc. in favor of Bank of America, N.A., as administrative agent.
10.15	(4)	Guaranty dated as of December 31, 2010 by Higher One Payments, Inc. in favor of Bank of America, N.A., as administrative agent.
10.16	(4)	Guaranty dated as of December 31, 2010 by Higher One Real Estate, Inc. in favor of Bank of America, N.A., as administrative agent.
10.17	(4)	Guaranty dated as of December 31, 2010 by Higher One Real Estate SP, LLC in favor of Bank of America, N.A., as administrative agent.
10.18	(4)	Guaranty dated as of December 31, 2010 by Higher One Machines, Inc. in favor of Bank of America, N.A., as administrative agent.
10.19	(4)	Stock Pledge Agreement dated as of December 31, 2010 by and between Higher One Holdings, Inc. and Bank of America, N.A., as administrative agent.
10.20	(4)	Lease Agreement dated as of May 21, 2010 by and between Higher One Payments, Inc. and GSR II, LLC and LM Swan Way, LLC
10.21	(6)	Termination to Amended and Restated Investor Rights Agreements dated as of August 22, 2011 by and among Higher One Holdings, Inc. and the shareholders listed thereto.
10.22	*	Deposit Processing Services Agreement between Urban Trust Bank and Higher One, Inc., dated December 22, 2011.**
10.23	*	Deposit Processing Services Agreement between Wright Express Financial Services Corporation and Higher One, Inc., dated January 11, 2012.**
21.1	*	List of Subsidiaries of Higher One Holdings, Inc.
23.1	*	Consent of PricewaterhouseCoopers LLP
31.1	*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Index, continued

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(1)	Incorporated by reference to exhibit filed with Registrant’s registration statement on Form S-1 (File No. 333-165673), as amended.
(2)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2010.
(3)	Incorporated by reference to exhibit filed with Registrant’s Report on Form 8-K filed on January 5, 2011.
(4)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010.
(5) (6)
Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2011.
Incorporated by reference to exhibit filed with Registrant’s Report on Form 8-K filed on August 23, 2011.

*	Filed herewith