Form 10-Q
period 2012-03-31
Higher One Holdings, Inc.
filed 2012-05-02
CIK 1486800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012.
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

As of April 30, 2012 there were 54,778,382 shares of common stock, par value $0.001 per share, outstanding.

HIGHER ONE HOLDINGS, INC.
INDEX TO REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2012

As used herein, the terms “we,” “us,” “our,” “the Company” or “Higher One,” unless the context otherwise requires, mean Higher One Holdings, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Higher One Holdings, Inc.
Condensed Consolidated Balance Sheets
 (In thousands of dollars, except share and per share amounts)
(unaudited)

	December 31,	March 31,
	2011	2012
Assets
Current assets:
Cash and cash equivalents	$39,085	$33,818
Investments in marketable securities and certificates of deposit	15,743	21,813
Accounts receivable	3,672	5,394
Income receivable	5,961	5,159
Deferred tax assets	33	30
Income tax receivable	12,671	861
Prepaid expenses and other current assets	6,774	3,192
Total current assets	83,939	70,267
Deferred costs	3,776	3,631
Fixed assets, net	46,088	52,299
Intangible assets, net	16,787	16,875
Goodwill	15,830	15,830
Loan receivable related to New Markets Tax Credit financing	7,633	7,633
Other assets	712	605
Restricted cash	1,250	1,250
Total assets	$176,015	$168,390

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,118	$3,814
Accrued expenses	26,414	18,289
Deferred revenue	9,690	10,039
Total current liabilities	39,222	32,142
Deferred revenue	2,173	2,162
Loan payable and deferred contribution related to New Markets Tax Credit financing	9,801	9,723
Deferred tax liabilities	1,233	842
Total liabilities	52,429	44,869
Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 57,675,806 shares issued and 56,615,683 shares outstanding at December 31, 2011; 57,048,065 shares issued and 54,876,814 shares outstanding at March 31, 2012	58	57
Additional paid-in capital	161,268	164,714
Treasury stock, 1,060,123 and 2,171,251 shares at December 31, 2011 and March 31, 2012, respectively	(16,208)	(33,106)
Accumulated deficit, net of 2008 stock tender transaction of $93,933	(21,532)	(8,144)
Total stockholders’ equity	123,586	123,521
Total liabilities and stockholders’ equity	$176,015	$168,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands of dollars, except share and per share amounts)
(unaudited)

	Three Months
	Ended March 31,
	2011	2012
Revenue:
Account revenue	$41,999	$47,110
Payment transaction revenue	4,305	5,329
Higher education institution revenue	4,376	4,624
Other revenue	703	718
Revenue	51,383	57,781
Cost of revenue	17,433	21,324
Gross margin	33,950	36,457
Operating expenses:
General and administrative	9,772	11,226
Product development	785	906
Sales and marketing	5,464	2,867
Total operating expenses	16,021	14,999
Income from operations	17,929	21,458
Interest income	25	32
Interest expense	(74)	(109)
Other income	–	77
Net income before income taxes	17,880	21,458
Income tax expense	6,838	8,070
Net income	$11,042	$13,388

Net income available to common stockholders:
Basic	$11,042	$13,388
Participating Securities	–	–
Diluted	$11,042	$13,388

Weighted average shares outstanding:
Basic	54,594,564	55,343,943
Diluted	59,547,255	58,766,590

Net income available to common stockholders per common share:
Basic	$0.20	$0.24
Diluted	$0.19	$0.23

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
 (In thousands of dollars, except shares)
(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at December 31, 2011	56,615,683	$58	$161,268	$(16,208)	$(21,532)	$123,586
Stock-based compensation	–	–	1,462	–	–	1,462
Cancellation of shares (Note 2)	(1,051,878)	(1)	–	–	–	(1)
Tax benefit related to options	–	–	1,420	–	–	1,420
Repurchase of common stock	(1,111,128)	–	–	(16,898)		(16,898)
Exercise of stock options	424,137	–	564	–	–	564
Net income	–	–	–	–	13,388	13,388
Balance at March 31, 2012	54,876,814	$57	$164,714	$(33,106)	$(8,144)	$123,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
 (In thousands of dollars)
(unaudited)

	Three months ended
	March 31
	2011	2012
Cash flows from operating activities
Net income	$11,042	$13,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,677	2,213
Amortization of deferred finance costs	18	34
Stock-based customer acquisition expense	2,647	-
Stock-based compensation	1,304	1,410
Deferred income taxes	(1,481)	(388)
Other income	-	(78)
Loss on disposal of fixed assets	9	20
Changes in operating assets and liabilities:
Accounts receivable	(1,908)	(1,722)
Income receivable	(1,135)	802
Deferred costs	(166)	(256)
Prepaid expenses and other current assets	4,253	15,392
Other assets	(64)	107
Accounts payable	(958)	823
Accrued expenses	4,847	117
Deferred revenue	344	338
Net cash provided by operating activities	20,429	32,200
Cash flows from investing activities
Purchases of available for sale investment securities	(4,285)	(9,770)
Proceeds from sales and maturities of available for sale investment securities	3,000	3,700
Purchases of fixed assets, net of changes in construction payables of $1,060 and ($8,242), respectively	(1,428)	(16,002)
Additions to internal use software	-	(811)
Proceeds from development related subsidies	-	330
Payment to escrow agent	(1,075)	-
Net cash used in investing activities	(3,788)	(22,553)
Cash flows from financing activities
Tax benefit related to stock options	385	1,420
Proceeds from exercise of stock options	322	564
Repurchases of common stock	-	(16,898)
Net cash provided by (used in) financing activities	707	(14,914)
Net change in cash and cash equivalents	17,348	(5,267)
Cash and cash equivalents at beginning of period	34,484	39,085
Cash and cash equivalents at end of period	$51,832	$33,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Nature of Business and Organization

Higher One Holdings, Inc. is a leading provider of technology and payment services to the higher education industry. The Company is incorporated in Delaware and provides a comprehensive suite of disbursement and payment solutions specifically designed for higher education institutions and their students. The Company has developed proprietary software-based solutions to provide these services. The Company has a wholly-owned subsidiary, Higher One, Inc., or HOI, which has two wholly owned subsidiaries, Higher One Machines, Inc., or HOMI, and Higher One Real Estate, Inc., or Real Estate Inc.  Higher One Payments, Inc., the acquired entity formerly known as Informed Decisions Corporation, or IDC, was previously a subsidiary and was merged into HOI in December 2011.  As of March 31, 2012, Real Estate Inc. has a 98% ownership interest in Higher One Real Estate SP, LLC, or Real Estate LLC.  HOMI performs certain operational support functions. Real Estate Inc. and Real Estate LLC were each formed to hold and operate certain of our real estate.

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

The unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2011, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of our interim period results reported herein.  The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  Due to seasonal fluctuations and other factors, the results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements reflect our financial position and results of operations, including our majority and wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from management’s estimates.

Basic and Diluted Net Income Available to Common Stockholders per Common Share

Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted net income per common share, the basic weighted-average number of shares is increased by the dilutive effect of restricted stock and stock options using the treasury-stock method.  The treasury-stock method assumes that the options or warrants are exercised at the beginning of the year (or date of issue if later), and that we use those proceeds to purchase common stock for treasury at the average price for the reporting period.

The dilutive effect of stock options totaling 830,025 and 1,300,871 were not included in the computation of diluted net income per common share for the three months ended March 31, 2011 and 2012, respectively, as their effect would be anti-dilutive. Anti-dilutive securities are securities that upon conversion or exercise increase earnings per share (or reduce the loss per share). Restricted stock shares totaling 1,526,949 and 21,672 were not included in the computation of either basic or diluted earnings per share as all necessary conditions for vesting have not been satisfied by the end of the three months ended March 31, 2011 and 2012, respectively. In March 2012, 1,051,878 shares reverted back to us and were cancelled as a result of our exercise of certain repurchase rights pursuant to the purchase agreement with one of the officers of Educard, LLC.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Comprehensive Income

There are no comprehensive income items other than net income. There are no recorded unrealized gains or losses on the investments in marketable securities as of the balance sheet dates.  Comprehensive income equals net income for all periods presented.

Recent Accounting Pronouncements

There are no accounting standards adopted during 2011 or during the three months ended March 31, 2012 which had a material impact on our consolidated financial position, results of operations or liquidity.  There are no new accounting standards issued which we expect to have a material impact on our consolidated financial position, results of operations, liquidity or disclosure.

3.	Investments in Marketable Securities and Fair Value Measurements

The following table reflects the assets carried at fair value measured on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Fair values at March 31, 2012
Assets:
U.S. government debt securities	$17,002	$17,002	$—
Certificates of deposit	4,811	—	4,811
Total assets	$21,813	$17,002	$4,811

Fair values at December 31, 2011
Assets:
U.S. government debt securities	$15,498	$15,498	$—
Certificate of deposit	245	—	245
Total assets	$15,743	$15,498	$245

 We had no unrealized gains or losses from investments as of December 31, 2011 and March 31, 2012 and there is no difference between the amortized cost and fair value of the securities we held. The contractual maturities of our available for sale securities ranged from approximately one to ten months as of March 31, 2012.  We do not have any liabilities carried at fair value as of either March 31, 2012 or December 31, 2011.

The carrying amounts of our cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value because of the short-term nature of these instruments. Our loan receivable related to New Markets Tax Credit financing is a debt instrument that we classify as held to maturity.  The loan receivable is recorded at amortized cost and the value as of March 31, 2012 approximates fair value. The carrying value of our loan payable related to New Markets Tax Credit financing approximates fair value as of March 31, 2012.  Our loan receivable and loan payable related to New Markets Tax Credit financing were each estimated using discounted cash flow analysis based on borrowing rates for similar types of arrangements.

4.	Real Estate Development Project

As of March 31, 2012, we have incurred approximately $33.4 million on a project to develop two existing commercial buildings located in New Haven, Connecticut.  We moved our headquarters into these buildings at the end of 2011.  We have provided two guarantees related to the real estate development project.  We provided a guaranty to the Department of Economic and Community Development related to our obligation to repay the amounts which were granted to us if we fail to meet certain criteria.  The maximum potential amount of future payments of this guaranty is approximately $5.9 million.  We currently believe that the likelihood of us being required to make a payment under this guaranty is remote.

We have also provided a guaranty related to tax credits that are expected to be generated by an investment made by an unrelated entity into the real estate development project.  In the event that we cause either a recapture or disallowance of the tax credits expected to be generated under this program, then we will be required to repay the disallowed or recaptured tax credits plus an amount sufficient to pay the taxes on such repayment, to the counterparty of the guaranty agreement.  This guaranty will remain in place for approximately seven years. The maximum potential amount of future payments of this guaranty is approximately $6.0 million.  We currently believe that the likelihood of us being required to make a payment under this guaranty is remote.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5.	Credit Facility

On December 31, 2010, HOI entered into a senior secured revolving credit facility, or the Credit Facility. As of March 31, 2012, $50.0 million in borrowings were available to us under the Credit Facility and we were in compliance with all of the applicable affirmative, negative and financial covenants in the Credit Facility.  The amount available to be drawn under the Credit Facility may be increased by an additional $50.0 million upon our request and the agreement of the lenders party to the Credit Facility.  The Credit Facility provides for the issuance of letters of credit of up to $3 million and includes certain restrictions on the amount of acquisitions we may complete.  Any amounts drawn under the Credit Facility are payable in a single maturity on December 31, 2013.

6.	Capital Stock

Treasury Stock

In August 2011, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to $40 million of our issued and outstanding shares of common stock through September 7, 2012.  During the three months ended March 31, 2012, we repurchased 1,111,128 shares of our common stock at a cost of $16.9 million.  All shares repurchased were held in treasury as of March 31, 2012.

7.	Commitments and Contingencies

From time to time we are subject to litigation relating to matters in the ordinary course of business, as well as regulatory examinations, information gathering requests, inquiries and investigations.

In February 2011, the New York Regional Office of the Federal Deposit Insurance Corporation, or FDIC, notified us that it was prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. We have responded to the FDIC’s notification, been in regular dialogue with the FDIC since 2010 and voluntarily amended certain practices. We voluntarily initiated a plan in December 2011, which provided credits to certain current and former customers that were previously assessed certain insufficient fund fees.  As a result of this plan, we recorded a reduction in our revenue of approximately $4.7 million in 2011.  The insufficient funds fees that are credited to customers under this plan were originally assessed beginning in 2008.  Of the total charge of $4.7 million, an accrual of approximately $2.6 million was established for amounts which were not paid as of December 31, 2011.  All amounts have been paid to our customers as of March 31, 2012.  While we believe that our decision to initiate the plan described above reduces our risk, the process with the FDIC is ongoing and there continues to be various potential outcomes in order to resolve this matter.  For instance, we could receive an enforcement action which could result in an order to pay civil money penalties and additional restitution.  We believe that the material loss related to this matter was recorded as of December 31, 2011. While there is the potential for additional loss related to this matter in the future, such loss is not considered probable, nor is it reasonably estimable at this time.

On April 18, 2012, Sherry McFall, a Higher One customer, filed a putative class action in the United States District Court for the Central District of California, Western Division, against Higher One Holdings, Inc. alleging violations of California’s Unfair Competition Law, the Consumer Legal Remedies Act, and the Electronic Funds Transfer Act in connection with alleged improper disclosures of fees and costs associated with opening and maintaining an account.  The complaint was subsequently voluntarily withdrawn by the plaintiff.  On April 24, 2012, Sherry McFall filed a new complaint in the Superior Court of California for the County of Ventura against Higher One Holdings, Inc.  To date, we have not been served with the complaint and we have been unable to obtain a copy of the complaint.  We are, therefore, unable to assess the merits of the plaintiff’s claims at this time or likelihood or potential range of loss.  To the extent the claims alleged in state court are similar to those alleged in the filed but withdrawn federal action, we believe the claims to be without merit.  Although we plan to defend the matter vigorously, there can be no assurances of our success in this matter.

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

In accordance with applicable accounting guidance, we would establish a liability for these matters if and when those matters were to present loss contingencies that were both probable and reasonably estimable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes as included in our annual report on Form 10-K for the year ended December 31, 2011 and information contained elsewhere in such annual report on Form 10-K and in this quarterly report on Form 10-Q. The discussion contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “should” and similar expressions are intended to identify forward-looking statements. Factors that might cause these differences include those described under “Risk Factors” and elsewhere in the annual report on Form 10-K and in this quarterly report on Form 10-Q. The forward-looking statements included in this quarterly report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We cannot assure you that projected results or events will be achieved or will occur.

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

Our products and services for our higher education institution clients include our OneDisburse® Refund Management® funds disbursement service and our CASHNet® suite of payment transaction products and services. Through our bank partner, we offer our OneAccount service to the students of our higher education institution clients, which includes an FDIC-insured checking account, a OneCard, which is a debit MasterCard® ATM card, and other retail banking services.

As of March 31, 2012, more than 520 campuses serving more than 4.3 million students had purchased the OneDisburse service and more than 370 campuses serving more than 2.7 million students had contracted to use one or more of our payment products and services. We also service approximately 2.1 million OneAccounts as of March 31, 2012.

Our historical experience has been that account revenue generated per OneAccount has been generally stable year over year, with total account revenue generally increasing proportionally with increases in the number of OneAccounts.  During the three months ended March 31, 2012, our account revenue grew at a slower pace than the growth in our number of OneAccounts due to a lower proportion of our OneAccounts receiving a financial aid refund compared to the three months ended March 31, 2011.  The average revenue per OneAccount at higher education institution clients which implemented the OneDisburse service more than a year ago is lower than the average revenue per OneAccount at higher education institution clients who have implemented the OneDisburse service within the past year.  For students that receive financial aid refunds at these different institutions, average account revenue per OneAccount is fairly consistent, however, because clients that implemented the OneDisburse service over a year ago have a higher proportion of students with open accounts that did not receive a financial aid refunds in the current period, on average, revenue per account at these schools is lower. We believe that there is the potential for additional volatility in the relationship between the number of OneAccounts and account revenue in the future as a result of variability in student enrollment growth at higher education institutions and changes in financial aid refund timing at higher education institutions.

Our revenue fluctuates as a result of seasonal factors related to the academic year. A large proportion of our revenue is either directly or indirectly dependent on academic financial aid received by students and in turn the number of students enrolled at our higher education institution clients. Higher education institution clients typically disburse financial aid refunds to students at the start of each academic term. Distribution of financial aid disbursements through our OneDisburse service (1) indirectly generates revenue through deposits of financial aid into OneAccounts, which generates account revenue, and (2) directly generates revenue through our higher education institution clients’ use of the OneDisburse service, which generates higher education institution revenue.

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

As we previously reported, we entered into agreements with Urban Trust Bank, a federal savings bank, or UTB, Wright Express Financial Services Corporation, a Utah industrial bank, or Wright Express FSC, and Cole Taylor Bank, an Illinois chartered bank and Federal Reserve Member, or Cole Taylor, respectively, for FDIC-insured depository service.  We refer to UTB, Wright Express FSC and Cole Taylor, sometimes together with the Bancorp Bank, as our Bank Partners.  These new Bank Partners will collectively perform the services that have been performed for us by the Bancorp Bank. We are currently in the process of implementing our relationships with these new Bank Partners.

On May 1, 2012, the U.S. Department of Education, or the Department, published in the Federal Register a notice of intent to establish a negotiated rulemaking committee to draft proposed regulations designed to prevent fraud through the use of electronic fund transfers to students’ bank accounts, ensure proper use of federal financial aid funds; address the use of debit cards and other banking products for disbursing federal financial aid funds, and improve and streamline campus’ financial aid programs.  Negotiated rule making is a standard process for the Department. While we acknowledge that any regulatory movement introduces some aspect of uncertainty, we cannot predict what impact any regulatory changes arising from this process might have on our business, but we look forward to working with the Department and sharing our insights on preventing fraud as a leader in electronic financial aid refund disbursements.

Results of Operations for the Three Months Ended March 31, 2011 and 2012

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:
	Three Months Ended
	March 31,
	(Unaudited)
	2011	2012	$ Change	% Change
	(in thousands)
Account revenue	$41,999	$47,110	$5,111	12.2%
Payment transaction revenue	4,305	5,329	1,024	23.8%
Higher education institution revenue	4,376	4,624	248	5.7%
Other revenue	703	718	15	2.1%
Revenue	51,383	57,781	6,398	12.5%
Cost of revenue	17,433	21,324	3,891	22.3%
Gross margin	33,950	36,457	2,507	7.4%
General and administrative	9,772	11,226	1,454	14.9%
Product development	785	906	121	15.4%
Sales and marketing	5,464	2,867	(2,597)	(47.5)%
Income from operations	17,929	21,458	3,529	19.7%
Interest income	25	32	7	28.0%
Interest expense	(74)	(109)	(35)	47.3%
Other income	-	77	77	100.0%
Net income before income taxes	17,880	21,458	3,578	20.0%
Income tax expense	6,838	8,070	1,232	18.0%
Net income	$11,042	$13,388	$2,346	21.2%

	Three Months Ended
	March 31,
	2011	2012

Account revenue	81.7%	81.5%
Payment transaction revenue	8.4%	9.2%
Higher education institution revenue	8.5%	8.0%
Other revenue	1.4%	1.2%
Revenue	100.0%	100.0%
Cost of revenue	33.9%	36.9%
Gross margin	66.1%	63.1%
General and administrative	19.0%	19.4%
Product development	1.5%	1.6%
Sales and marketing	10.6%	5.0%
Income from operations	34.9%	37.1%
Interest income	0.0%	0.1%
Interest expense	(0.1)%	(0.1)%
Other income	0.0%	0.1%
Net income before income taxes	34.8%	37.2%
Income tax expense	13.3%	14.0%
Net income	21.5%	23.2%

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenue

Account revenue
The increase in account revenue was primarily due to an increase of 20.4%, or 0.4 million, in the number of OneAccounts from March 31, 2011 to March 31, 2012.  Greater adoption of OneAccounts at higher education institutions which were clients as of March 31, 2011 accounted for 58% of the increase in the number of OneAccounts.  The remaining increase was due to students choosing the OneAccount at higher education institutions which became clients after March 31, 2011.  The increase in the number of OneAccounts resulted in increases in interchange fees, ATM fees and other fees that that the Bancorp Bank remitted to us. As discussed in the “Overview” section above, there was a decrease in the proportion of current OneAccounts that received a financial aid refund during the three months ended March 31, 2012 compared to the prior year.

Payment Transaction Revenue
The majority of the increase in payment transaction revenue was due to the inclusion of new higher education institution clients that began utilizing the CASHNet payment module, ePayment, after March 31, 2011.  The remainder of the increase was due to an increase in payments processed at higher education institutions that were clients prior to March 31, 2011.

Higher Education Institution Revenue
The increase in higher education institution revenue was primarily due to an increase in subscription revenue for our CASHNet suite of payment products.  The increase in subscription revenue is generally due to the increase in number of new modules sold to previously existing higher education institution clients, as well as sales of the CASHNet suite of payment products to new higher education institution clients over the course of the last twelve months. Our higher education institution revenue grew at a lower rate than the increase in our signed school enrollment as a result of certain discounts and bundled pricing packages offered to our customers.

Cost of Revenue

We generally expect cost of revenue to increase proportionally with our revenue as many of these costs are variable and associated with either the number of OneAccounts or the dollar volume of transactions processed through our CASHNet payment module.  During the three months ended March 31, 2012, our cost of revenue increased at a higher rate than revenue, which resulted in a lower gross margin compared to the three months ended March 31, 2011.  During the three months ended March 31, 2012, our data processing costs and our provision for operational loss both increased at higher rates than our revenue growth.  The increase in data processing costs is due to the increase in our number of OneAccounts exceeding the growth in overall transaction volume.

General and Administrative Expense

While we generally expect general and administrative expenses to increase at a slower rate than revenue, such expenses increased at a slightly higher rate than our revenue growth during the three months ended March 31, 2012.  The increase in general and administrative expenses was driven primarily by an increase in depreciation and amortization, as a result of commencing depreciation on our corporate headquarters which was placed in service as of December 31, 2011, personnel related costs and telecommunications costs.

Product Development Expense

The increase in product development expense was primarily due to increases in personnel costs.

Sales and Marketing Expense

The decrease in sales and marketing expense was primarily due to a decrease of $3.1 million in non-cash, stock-based sales acquisition expense related to the vesting of certain shares issued in connection with the acquisition of EduCard, LLC.  The vesting time period related to the acquisition of EduCard, LLC expired at December 31, 2011 and therefore there are no subsequent additional associated expenses.  The decrease in non-cash stock-based sales acquisition expense was partially offset by increases in marketing efforts and higher employee compensation costs to support business growth.

Income Tax Expense

The increase in income tax expense was primarily due to the increase in net income before taxes.  The effective tax rates for the three months ended March 31, 2011 and 2012 were 38.2% and 37.6%, respectively.  Our effective rate is expected to be between 37% and 39% for the 2012 fiscal year.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows from operations, borrowings under our Credit Facility, as defined below, and available-for-sale investments. As of March 31, 2012, we had $33.8 million in cash and cash equivalents, $21.8 million in available-for-sale investments and $50.0 million in borrowing capacity available under our Credit Facility. Our primary liquidity requirements are for working capital, capital expenditures, product development expenses and general corporate needs. As of March 31, 2012, we had working capital of $38.1 million.

Senior Secured Revolving Credit Facility

Higher One, Inc. entered into a senior secured revolving credit facility dated as of December 31, 2010, which we refer to as the Credit Facility. As of March 31, 2012, $50 million in borrowings were available to the Company under the Credit Facility. The amount available to be drawn under the Credit Facility may be increased by an additional $50 million upon the request of the Company and the agreement of the lenders party to the Credit Facility.  Any amounts drawn under the Credit Facility are payable in a single maturity on December 31, 2013. Higher One Holdings, Inc., and each of the wholly-owned subsidiaries of Higher One, Inc., is a guarantor of Higher One, Inc.’s obligations under the Credit Facility.

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

As of March 31, 2012, Higher One, Inc. had no outstanding indebtedness under the Credit Facility.

The Credit Facility contains certain affirmative covenants including, among other things, covenants to furnish the lenders with financial statements and other financial information and to provide the lenders with notice of material events and information regarding collateral. The Credit Facility also contains certain negative covenants that, among other things, restrict Higher One, Inc.’s ability, subject to certain exceptions, to incur additional indebtedness, grant liens on its assets, undergo fundamental changes, make investments (including acquisitions), sell assets, make restricted payments, change the nature of its business and engage in transactions with its affiliates.

In addition, the Credit Facility contains certain financial covenants that require us to maintain a minimum EBITDA level, as defined in the Credit Facility, of $50 million, a funded debt to EBITDA ratio not to exceed 2.00 to 1.00 and a fixed charge coverage ratio of at least 1.25 to 1.00. Each such financial covenant is measured using the financial results of the most recent four fiscal quarters.  As of March 31, 2012, Higher One, Inc. was in compliance with all covenants under the Credit Facility.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the three months ended March 31, 2011 and March 31, 2012:

	Three Months Ended March 31,
	2011	2012	$ Change
	(unaudited)
	(in thousands)
Net cash provided by (used in):
Operating activities	$20,429	$32,200	$11,771
Investing activities	(3,788)	(22,553)	(18,765)
Financing activities	707	(14,914)	(15,621)
Increase in cash and cash equivalents	17,348	(5,267)	(22,615)
Cash and cash equivalents, end of period	$51,832	$33,818	$(18,014)

The increase in net cash provided by operating activities was primarily comprised of $10.4 million increase in the cash provided by changes in working capital accounts during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  During the three months ended March 31, 2012 we received a federal tax refund which was recorded as a receivable as of December 31, 2011.  In addition, net income increased by $2.3 million, which was offset by a $1.0 million net decrease in other adjustments to reconcile net income to net cash provided by operating activities.

The increase in net cash used in investing activities primarily relates to increased purchases of fixed assets, including expenditures on our real estate development project, and purchases of investment securities.

As of March 31, 2012, we have incurred approximately $33.4 million, net of the grants, credits and subsidies on a project that developed two previously existing commercial buildings located in New Haven, Connecticut into our new corporate headquarters.  We moved into the redeveloped buildings at the end of 2011.   We have received approximately $15.1 million in grants, credits, subsidies and project financing as of March 31, 2012.  Of the $33.4 million incurred, we have spent approximately $29.8 million in total on the project, net of grants, credits and subsidies, as of March 31, 2012.

We believe that our cash flows from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next twenty-four months.

The cash used by financing activities was primarily related to our common stock repurchases which used $16.9 million of cash, which was offset by approximately $2.0 million of cash benefit related to the exercise of stock options.

Supplemental Financial and Operating Information

	Three Months Ended
	March 31,
	2011	2012
	(unaudited) (in thousands)

Adjusted EBITDA	$23,998	$25,158
Adjusted net income	$14,405	$14,949

Number of students enrolled at OneDisburse client higher education institutions at end of period	3,413	4,330

Number of students enrolled at payment transaction client higher education institutions at end of period	2,506	2,777

Number of OneAccounts at end of period	1,762	2,122

We define adjusted EBITDA as net income before interest, income taxes and depreciation and amortization, or EBITDA, further adjusted to remove the effects of (a) stock-based customer acquisition expense related to our grants of common stock in connection with our acquisition of EduCard, LLC in 2008, (b) cash-based customer acquisition expense related to the acquisition of Informed Decisions Corporation, or IDC, and (c) stock-based compensation expense. Neither EBITDA nor adjusted EBITDA should be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and adjusted EBITDA in the same manner as we do.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to EBITDA and adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	March 31,
	2011	2012
	(unaudited)
	(in thousands)

Net income	$11,042	$13,388
Interest income	(25)	(32)
Interest expense	74	109
Income tax expense	6,838	8,070
Depreciation and amortization	1,677	2,213
EBITDA	19,606	23,748
Stock-based and other customer acquisition expense	3,088	-
Stock-based compensation expense	1,304	1,410
Adjusted EBITDA	$23,998	$25,158

We define adjusted net income as net income, adjusted to eliminate (a) stock-based compensation expense related to incentive stock option grants and (b) after giving effect to tax adjustments, (1) stock-based compensation expense related to non-qualified stock option grants, (2) stock-based customer acquisition expense related to our grant of common stock in connection with our acquisition of EduCard, LLC in 2008, (3) cash-based customer acquisition expense related to the acquisition of IDC and (4) amortization expenses related to intangible assets and financing costs. Adjusted net income should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our adjusted net income may not be comparable to similarly titled measures of other organizations because other organizations may not calculate adjusted net income in the same manner as we do.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to adjusted net income for each of the periods indicated:

	Three Months Ended
	March 31, 2012
	2011	2012
	(unaudited)
	(in thousands)

Net income	$11,042	$13,388

Stock-based and other customer acquisition expense	3,088	-
Stock-based compensation expense - incentive stock options	427	507
Stock-based compensation expense - non-qualified stock options	877	903
Amortization of intangibles	768	768
Amortization of deferred finance costs	18	34
Total pre-tax adjustments	5,178	2,212
Tax rate	38.2%	38.2%
Tax adjustment (1)	1,815	651
Adjusted net income	$14,405	$14,949

(1)           We have tax effected, utilizing an estimated statutory rate, all the pre-tax adjustments except for stock-based compensation expense for incentive stock options, which are generally not tax deductible and other income which is not tax deductible.

            The adjusted EBITDA and adjusted net income measures presented in this Quarterly Report on Form 10-Q may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements, in particular our Credit Facility.

Contractual Obligations

There have been no material changes to our contractual commitments from those disclosed in our annual report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The significant accounting policies and basis of preparation of our consolidated financial statements are described in Note 2, “Significant Accounting Policies” of our notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2011 and in this Quarterly Report on Form 10-Q. Under accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in our financial statements. Actual results could differ materially from those estimates.

We believe the judgments, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:
•	Provision for operational losses;
•	Stock-based compensation; and
•	Income taxes

For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies” within “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our annual report on Form 10-K for the year ended December 31, 2011.  At March 31, 2012, there have been no material changes to any of the Critical Accounting Policies described therein.

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

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. There have been no material changes in our principal market risk exposures from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2011.

In addition, we receive processing fees paid from our current bank partner, based on prevailing interest rates and the total deposits held in our OneAccounts. Since 2008, processing fees paid by the Bancorp Bank have been relatively small because of historically low interest rates. A change in interest rates would affect the amount of processing fees that we earn and therefore would have an effect on our revenue, cash flows and results of operations.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting during the three months ended March 31, 2012 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On April 18, 2012, Sherry McFall, a Higher One customer, filed a putative class action in the United States District Court for the Central District of California, Western Division, against Higher One Holdings, Inc. alleging violations of California’s Unfair Competition Law, the Consumer Legal Remedies Act, and the Electronic Funds Transfer Act in connection with alleged improper disclosures of fees and costs associated with opening and maintaining an account.  The complaint was subsequently voluntarily withdrawn by the plaintiff.  On April 24, 2012, Sherry McFall filed a new complaint in the Superior Court of California for the County of Ventura against Higher One Holdings, Inc.  To date, we have not been served with the complaint and we have been unable to obtain a copy of the complaint.  We are, therefore, unable to assess the merits of the plaintiff’s claims at this time.  To the extent the claims alleged in state court are similar to those alleged in the filed but withdrawn federal action, we believe the claims to be without merit.  Although we plan to defend the matter vigorously, there can be no assurances of our success in this matter.

Except as described above, there have been no material developments in our legal proceedings since we filed our annual report on Form 10-K for the year ended December 31, 2011.

Item 1A.	Risk Factors

There have been no material changes to our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2011, except as follows:

Reviews and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations may result in changes to our business practices or may expose us to the risk of fines, restitution and litigation.

Our operations and the operations of our Bank Partners are subject to the jurisdiction and examination of federal, state and local regulatory authorities, including the FDIC, which is The Bancorp Bank’s and Wright Express FSC’s primary federal regulator, the OCC, which is UTB’s primary federal regulator, and the Federal Reserve Bank, which is Cole Taylor’s primary federal regulator. Our business practices, including the terms of our products, are reviewed and approved by our Bank Partners and subject to both periodic and special reviews by such regulatory authorities, which can range from investigations into specific consumer complaints or concerns to broader inquiries into our practices generally. We and The Bancorp Bank are subject to ongoing and routine examination by the FDIC, and we will be subject to OCC and Federal Reserve Bank review in connection with the services we provide to UTB and Cole Taylor, respectively. If, as part of an examination or review, the regulatory authorities conclude that we are not complying with applicable laws or regulations, they could request or impose a wide range of remedies, including, but not limited to, requiring changes to the terms of our products (such as decreases in fees), the imposition of fines or penalties or the institution of enforcement proceedings or other similar actions against us alleging that our practices constitute unfair or deceptive acts or practices. As part of an enforcement action, the regulators can seek restitution for affected customers and impose civil money penalties. In addition, negative publicity relating to any specific inquiry or investigation or any related fine could adversely affect our stock price, our relationships with various industry participants, or our ability to attract new clients and retain existing clients, which could have a material adverse effect on our business, financial condition and results of operations.

In February 2011, the New York Regional Office of the FDIC notified us that it was prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. We have responded to the FDIC’s notification, been in regular dialogue with the FDIC since 2010 and voluntarily amended certain practices. We voluntarily initiated a plan in December 2011, which provided credits to certain current and former customers that were previously assessed certain insufficient fund fees. As a result of this plan, we recorded a reduction in our revenue of approximately $4.7 million in 2011. The insufficient funds fees that are credited to customers under this plan were originally assessed beginning in 2008.  Of the total charge of $4.7 million, an accrual of approximately $2.6 million was established for amounts which were not paid as of December 31, 2011.  All amounts have been paid to our customers as of March 31, 2012.  While we believe that our decision to voluntarily initiate the plan described above reduces our risk, the process with the FDIC is ongoing and there continue to be various potential outcomes in order to resolve this matter. For instance, we could receive an enforcement action which could result in an order to pay civil money penalties and additional restitution. The process is ongoing and there can be no assurances as to the outcome of this process. Any action instituted against us that results in significant changes to our practices, the imposition on us of fines or penalties, or an obligation for us to pay restitution or civil money penalties could have a material adverse effect on our business, financial condition and results of operations.

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

Not only are establishing new client relationships and maintaining current ones critical to our business, but they are also essential components of our strategy for maximizing student usage of our products and services and attracting new student customers. A reduction in enrollment, a failure to attract and maintain student customers, as well as any future demographic trends that reduce the number of higher education students could materially and adversely affect our capability for both revenue and cash generation and, as a result, could have a material adverse effect on our business, financial condition and results of operations. For example, during the three months ended March 31, 2012, we experienced a decrease in the proportion of OneAccounts that received a financial aid refund compared to the three months ended March 31, 2011.  This decrease had a negative impact on our results of operations during the three months ended March 31, 2012.

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

On May 1, 2012, the Department of Education published in the Federal Register a notice of intent to establish a negotiated rulemaking committee to draft proposed regulations designed to prevent fraud through the use of electronic fund transfers to students’ bank accounts, ensure proper use of federal financial aid funds; address the use of debit cards and other banking products for disbursing federal financial aid funds, and improve and streamline campus’ financial aid programs. In the event that new rules are promulgated which restrict or prohibit our ability to offer our current services to higher education institutions and students, our business, financial condition and results of operations could be materially and adversely affected.

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

State Laws. We may also be subject to similar state laws and regulations that restrict higher education institutions from disclosing certain personally identifiable information of students. State attorneys general and other enforcement agencies may monitor our compliance with state and federal laws and regulations pertaining to higher education and banking and conduct investigations of our business that are time consuming and expensive and could result in fines and penalties that have a material adverse effect on our business, financial condition and results of operations.

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

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information regarding purchases of shares of our common stock made by us during the three months ending March 31, 2012:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Approximate dollar value of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased under
Period	purchased (1)	per share	announced plans or programs (1)	the plans or programs (2) (in thousands)

January 1 to January 31	9,300	$16.99	9,300	$23,635

February 1 to February 29	589,728	15.20	589,728	14,671

March 1 to March 31	512,100	15.18	512,100	6,894

(1) No shares were repurchased other than through our publicly-announced repurchase program.  Our share repurchase program was announced on August 23, 2011 and allows for the repurchase of up to $40 million of our issued and outstanding shares of common stock through September 7, 2012.

(2) As of March 31, 2012, approximately $6.9 million was available under our publicly announced share repurchase program.  The timing, price, quantity, and manner of the purchases to be made are at the discretion of management upon instruction from our Board of Directors, depending upon market conditions.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of our Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Item 3.                                Defaults Upon Senior Securities

None.

Item 4.                                Mine Safety Disclosures

None.

Item 5.                                Other Information

None.

Item 6.                                Exhibits

Exhibit
Number	Description
10.01	Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated March 29, 2012.**
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2012

Higher One Holdings, Inc.
/s/ Dean Hatton
Dean Hatton
President and Chief Executive Officer (Duly authorized officer and principal executive officer)

/s/ Mark Volchek
Mark Volchek
Chief Financial Officer (Duly authorized officer and principal financial officer)