Form 10-Q
period 2012-06-30
Higher One Holdings, Inc.
filed 2012-08-09
CIK 1486800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012.
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

As of August 3, 2012 there were 54,625,045 shares of common stock, par value $0.001 per share, outstanding.

HIGHER ONE HOLDINGS, INC.
INDEX TO REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2012

As used herein, the terms “we,” “us,” “our,” “the Company” or “Higher One,” unless the context otherwise requires, mean Higher One Holdings, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

 Higher One Holdings, Inc.
Condensed Consolidated Balance Sheets
 (In thousands of dollars, except share and per share amounts)
(unaudited)
	December 31,	June 30,
	2011	2012

Assets
Current assets:
Cash and cash equivalents	$39,085	$25,449
Investments in marketable securities and certificates of deposit	15,743	11,146
Accounts receivable	3,672	6,900
Income receivable	5,961	8,085
Deferred tax assets	33	28
Income tax receivable	12,671	4,294
Prepaid expenses and other current assets	6,774	7,134
Restricted cash	–	2,635
Total current assets	83,939	65,671
Deferred costs	3,776	3,475
Fixed assets, net	46,088	53,714
Intangible assets, net	16,787	16,704
Goodwill	15,830	15,830
Loan receivable related to New Markets Tax Credit financing	7,633	7,633
Other assets	712	619
Restricted cash	1,250	1,500
Total assets	$176,015	$165,146

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,118	$3,369
Accrued expenses	26,414	13,285
Deferred revenue	9,690	12,741
Total current liabilities	39,222	29,395
Deferred revenue	2,173	2,156
Loan payable and deferred contribution related to New Markets Tax Credit financing	9,801	9,646
Deferred tax liabilities	1,233	649
Total liabilities	52,429	41,846
Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 57,675,806 shares issued and 56,615,683 shares outstanding at December 31, 2011; 57,140,831 shares issued and 54,569,580 shares outstanding at June 30, 2012	58	58
Additional paid-in capital	161,268	166,347
Treasury stock, 1,060,123 and 2,571,251 shares at December 31, 2011 and June 30, 2012, respectively	(16,208)	(39,013)
Accumulated deficit, net of 2008 stock tender transaction of $93,933	(21,532)	(4,092)
Total stockholders’ equity	123,586	123,300
Total liabilities and stockholders’ equity	$176,015	$165,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands of dollars, except share and per share amounts)
(unaudited)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2012	2011	2012
Revenue:
Account revenue	$27,701	$30,033	$69,700	$77,143
Payment transaction revenue	3,080	4,172	7,385	9,501
Higher education institution revenue	3,725	4,027	8,101	8,651
Other revenue	561	681	1,264	1,399
Total revenue	35,067	38,913	86,450	96,694
Cost of revenue	13,423	17,141	30,856	38,465
Gross margin	21,644	21,772	55,594	58,229
Operating expenses:
General and administrative	9,015	11,077	18,787	22,303
Product development	895	1,085	1,680	1,991
Sales and marketing	6,701	2,946	12,165	5,813
Total operating expenses	16,611	15,108	32,632	30,107
Income from operations	5,033	6,664	22,962	28,122
Interest income	11	32	36	64
Interest expense	(56)	(108)	(130)	(217)
Other income	1,500	78	1,500	155
Net income before income taxes	6,488	6,666	24,368	28,124
Income tax expense	1,734	2,614	8,572	10,684
Net income	$4,754	$4,052	$15,796	$17,440

Net income available to common stockholders:
Basic	$4,754	$4,052	$15,796	$17,440
Diluted	$4,754	$4,052	$15,796	$17,440

Weighted average shares outstanding:
Basic	55,117,635	54,653,888	54,859,367	55,350,851
Diluted	59,718,105	57,717,127	59,645,471	58,588,952

Net income available to common stockholders per common share:
Basic	$0.09	$0.07	$0.29	$0.32
Diluted	$0.08	$0.07	$0.26	$0.30

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
 (In thousands of dollars, except shares)
(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at December 31, 2011	56,615,683	$58	$161,268	$(16,208)	$(21,532)	$123,586
Stock-based compensation	–	–	2,434	–	–	2,434
Cancellation of shares (Note 2)	(1,051,878)	(1)	–	–	–	(1)
Tax benefit related to options	–	–	1,744	–	–	1,744
Repurchase of common stock	(1,511,128)	–	–	(22,805)		(22,805)
Exercise of stock options	516,903	1	901	–	–	902
Net income	–	–	–	–	17,440	17,440
Balance at June 30, 2012	54,569,580	$58	$166,347	$(39,013)	$(4,092)	$123,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
 (In thousands of dollars)
(unaudited)
	Six Months Ended
	June 30,
	2011	2012
Cash flows from operating activities
Net income	$15,796	$17,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,434	4,531
Amortization of deferred finance costs	36	68
Stock-based customer acquisition expense	6,935	–
Stock-based compensation	2,160	2,325
Deferred income taxes	(3,681)	(579)
Other income	–	(155)
Gain on litigation settlement agreement	(1,500)	–
Loss on disposal of fixed assets	107	26
Changes in operating assets and liabilities:
Accounts receivable	(2,708)	(3,228)
Income receivable	312	(2,124)
Deferred costs	(367)	(506)
Prepaid expenses and other current assets	(451)	8,017
Other assets	75	(114)
Accounts payable	410	381
Accrued expenses	(1,417)	(2,742)
Deferred revenue	2,765	3,034
Net cash provided by operating activities	21,906	26,374
Cash flows from investing activities
Purchases of available for sale investment securities	(7,787)	(11,230)
Proceeds from sales of available for sale investment securities	–	8,732
Proceeds from maturities of available for sale investment securities	5,600	7,095
Purchases of fixed assets, net of changes in construction payables of $3,494 and ($10,169), respectively	(6,696)	(20,524)
Proceeds from development related subsidies	–	330
Additions to internal use software	–	(1,369)
Deposits to restricted cash	–	(2,885)
Payment to escrow agent	(1,075)	–
Proceeds from escrow agent	1,500	–
Net cash used in investing activities	(8,458)	(19,851)
Cash flows from financing activities
Tax benefit related to stock options	1,878	1,744
Proceeds from exercise of stock options	663	902
Repurchase of common stock	–	(22,805)
Net cash provided by (used in) financing activities	2,541	(20,159)
Net change in cash and cash equivalents	15,989	(13,636)
Cash and cash equivalents at beginning of period	34,484	39,085
Cash and cash equivalents at end of period	$50,473	$25,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Nature of Business and Organization

Higher One Holdings, Inc. is a leading provider of technology and payment services to the higher education industry. The Company is incorporated in Delaware, maintains its headquarters in New Haven, Connecticut and provides a comprehensive suite of disbursement and payment solutions specifically designed for higher education institutions and their students. The Company has developed proprietary software-based solutions to provide these services. The Company has a wholly-owned subsidiary, Higher One, Inc., or HOI, which has two wholly-owned subsidiaries, Higher One Machines, Inc., or HOMI, and Higher One Real Estate, Inc., or Real Estate Inc.  HOI and HOMI together own 100% of Higher One Financial Technology Private Limited, or HOFTPL, an Indian entity formed during the quarter ending June 30, 2012 to perform certain operational support functions.  Higher One Payments, Inc., the acquired entity formerly known as Informed Decisions Corporation, or IDC, was previously a subsidiary and was merged into HOI in December 2011.  As of June 30, 2012, Real Estate Inc. has a 98% ownership interest in Higher One Real Estate SP, LLC, or Real Estate LLC.  HOMI and HOFTPL perform certain operational support functions. Real Estate Inc. and Real Estate LLC were each formed to hold and operate certain of our real estate.

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

The unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2011, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of our interim period results reported herein.  The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  Due to seasonal fluctuations and other factors, the results of operations for the three months and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

The dilutive effect of stock options totaling 1,040,302 and 1,480,533 were not included in the computation of diluted net income per common share for the three months ended June 30, 2011 and 2012, respectively, as their effect would be anti-dilutive. The dilutive effect of stock options totaling 1,031,352 and 1,348,909 were not included in the computation of diluted net income per common share for the six months ended June 30, 2011 and 2012, respectively, as their effect would be anti-dilutive. Anti-dilutive securities are securities that upon conversion or exercise increase earnings per share (or reduce the loss per share). Restricted stock shares totaling 1,276,800 and 21,672 were not included in the computation of either basic or diluted earnings per share as all necessary conditions for vesting have not been satisfied by the end of the three and six months ended June 30, 2011 and 2012, respectively. In March 2012, 1,051,878 shares reverted back to us and were cancelled as a result of our exercise of certain repurchase rights pursuant to the purchase agreement with one of the officers of Educard, LLC.

Comprehensive Income

There are no comprehensive income items other than net income. There are no recorded unrealized gains or losses on the investments in marketable securities as of the balance sheet dates.  Comprehensive income equals net income for all periods presented.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Restricted Cash

During the three months ended June 30, 2012, we deposited various amounts of cash with our bank partners in connection with the deposit processing services that they provide to us.  The amounts are reflected in both current and non-current portions of restricted cash as of June 30, 2012.

Recent Accounting Pronouncements

There was no accounting standards adopted during 2011 or during the six months ended June 30, 2012 which had a material impact on our consolidated financial position, results of operations or liquidity.  There are no new accounting standards issued which we expect to have a material impact on our consolidated financial position, results of operations, liquidity or disclosure.

3.	Investments in Marketable Securities and Fair Value Measurements

The following table reflects the assets carried at fair value measured on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Fair values at June 30, 2012
Assets:
U.S. government debt securities	$4,999	$4,999	$—
Certificates of deposit	6,147	—	6,147
Total assets	$11,146	$4,999	$6,147

Fair values at December 31, 2011
Assets:
U.S. government debt securities	$15,498	$15,498	$—
Certificate of deposit	245	—	245
Total assets	$15,743	$15,498	$245

We had no unrealized gains or losses from investments as of December 31, 2011 and June 30, 2012 and there is no difference between the amortized cost and fair value of the securities we held. The contractual maturities of our available for sale securities ranged from approximately one to ten months as of June 30, 2012.  We do not have any liabilities carried at fair value as of either December 31, 2011 or June 30, 2012.

The carrying amounts of our cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value because of the short-term nature of these instruments. Our loan receivable related to New Markets Tax Credit financing is a debt instrument that we classify as held to maturity.  The loan receivable is recorded at amortized cost and the value as of June 30, 2012 approximates fair value. The carrying value of our loan payable related to New Markets Tax Credit financing approximates fair value as of June 30, 2012.  Our loan receivable and loan payable related to New Markets Tax Credit financing were each estimated using discounted cash flow analysis based on borrowing rates for similar types of arrangements.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.	Real Estate Development Project

As of June 30, 2012, we have incurred approximately $33.4 million on a project to develop two existing commercial buildings located in New Haven, Connecticut. We moved our headquarters into these buildings at the end of 2011. We have provided two guarantees related to the real estate development project. We provided a guaranty to the State of Connecticut Department of Economic and Community Development related to our obligation to repay the amounts which were granted to us if we fail to meet certain criteria. The maximum potential amount of future payments of this guaranty is approximately $5.9 million.

We have also provided a guaranty related to tax credits that are expected to be generated by an investment made by an unrelated entity into the real estate development project. In the event that we cause either a recapture or disallowance of the tax credits expected to be generated under this program, then we will be required to repay the disallowed or recaptured tax credits plus an amount sufficient to pay the taxes on such repayment, to the counterparty of the guaranty agreement. This guaranty will remain in place through 2018. The maximum potential amount of future payments of this guaranty is approximately $6.0 million.

We currently believe that the likelihood of us being required to make a payment under either of the guaranties described above is remote and we have thus not recorded any liability on our balance sheet in connection with these guaranties.

5.	Credit Facility

On December 31, 2010, HOI entered into a senior secured revolving credit facility, or the Credit Facility. As of June 30, 2012, $50.0 million in borrowings were available to us under the Credit Facility and we were in compliance with all of the applicable affirmative, negative and financial covenants in the Credit Facility.  The amount available to be drawn under the Credit Facility may be increased by an additional $50.0 million upon our request and the agreement of the lenders party to the Credit Facility.  The Credit Facility provides for the issuance of letters of credit of up to $3 million in the aggregate and includes certain restrictions on the amount of acquisitions we may complete.  Any amounts drawn under the Credit Facility are payable in a single maturity on December 31, 2013.

6.	Capital Stock

Treasury Stock

In August 2011, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to $40 million of our issued and outstanding shares of common stock through September 7, 2012.  During the six months ended June 30, 2012, we repurchased 1,511,128 shares of our common stock at a cost of $22.8 million.  All shares repurchased were held in treasury as of June 30, 2012.

7.	Commitments and Contingencies

From time to time we are subject to litigation relating to matters in the ordinary course of business, as well as regulatory examinations, information gathering requests, inquiries and investigations.

In February 2011, the New York Regional Office of the Federal Deposit Insurance Corporation, or FDIC, notified us that it was prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. We responded to the FDIC’s notification and have been in regular dialogue with the FDIC since 2010.  We voluntarily initiated a plan in December 2011 that provided credits to certain current and former customers that were previously assessed certain insufficient fund fees. As a result of this plan, we recorded a reduction in our revenue of approximately $4.7 million in 2011, which excludes the restitution of unpaid fees. The insufficient funds fees that were credited to customers under this plan were originally assessed beginning in 2008. Of the total charge of $4.7 million, an accrual of approximately $2.6 million was established for amounts which were not paid as of December 31, 2011. All amounts were paid to our customers as of March 31, 2012.  On August 8, 2012, we received a Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty, or the Consent Order, dated August 7, 2012, issued by the FDIC to settle such alleged violations.  Pursuant to the terms of the Consent Order, we neither admitted nor denied any charges when agreeing to the terms of the Consent Order. Under the terms of the Consent Order, we are required to, among other things, review and revise our compliance management system and, to date, we have already substantially revised our compliance management system. Additionally, the Consent Order provides for restrictions on the charging of certain fees. The Consent Order further provides that we shall make restitution to less than 2% of our customers since 2008 for fees previously assessed, which restitution has been substantially completed through the voluntary customer credit plan described above, and pay a civil money penalty of $110,000.  As a result of the Consent Order and completion of the related examination, we believe that all material exposure related to this matter has been recorded and we do not expect any further losses as a result of this matter.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On April 18, 2012, Sherry McFall, a Higher One customer, filed a putative class action in the United States District Court for the Central District of California, Western Division, against Higher One Holdings, Inc. alleging, among other things, violations of California’s Unfair Competition Law, the Consumer Legal Remedies Act and the Electronic Funds Transfer Act in connection with alleged improper disclosures of fees and costs associated with opening and maintaining an account, as well as various common law claims.  The complaint was subsequently voluntarily withdrawn by the plaintiff.  On April 24, 2012, Sherry McFall filed a new complaint in the Superior Court of California for the County of Ventura, the claims of which are substantially the same as the first complaint.  The case was transferred to the United States District Court for the Central District of California, Western Division on July 11, 2012.  On July 27, 2012, the plaintiff voluntary dismissed all claims in the complaint.

On July 3, 2012, Higher One customer Ashley Parker and three other customers filed a putative class action in the United States District Court for the Northern District of Mississippi, Eastern Division, against Higher One Holdings, Inc. alleging, among other things, violations of the Electronic Funds Transfer Act and the Connecticut Unfair Trade Practices Act, as well as various common law claims. We believe the claims to be without merit. Although we plan to defend the matter vigorously, there can be no assurances of our success in this matter.

On July 27, 2012, Higher One customer Jeanette Price and six other customers filed a putative class action in the United States District Court for the District of Connecticut against Higher One Holdings, Inc. alleging, among other things, violations of the Connecticut Unfair Trade Practices Act, statutory theft and various common law claims. We believe the claims to be without merit. Although we plan to defend the matter vigorously, there can be no assurances of our success in this matter.

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

8.	Subsequent Events

On August 7, 2012, we entered into an Asset Purchase Agreement with Campus Labs, LLC, or Campus Labs, and Eric Reich and Michael Weisman, as the members of Campus Labs, to purchase substantially all of the assets of Campus Labs for consideration consisting of (i) $38.4 million in cash; (ii) warrants to purchase 150,000 shares our common stock; and (iii) a potential earn out payment calculated by multiplying the amount of 2013 revenues for the acquired business in excess of $12.5 million, if any, by 3.5. We completed the acquisition on August 7, 2012, and used cash on hand and borrowing available under our Credit Facility to pay the cash portion of the purchase price and related transaction costs.  Campus Labs offers specialized, comprehensive assessment programs that combine data collection, reporting, organization, and campus-wide integration for higher education institutions, which we believe will help us deepen our relationships with higher education institutions by providing additional value-added services. The net assets and results of operations of the acquired assets of Campus Labs, LLC will be included in our consolidated financial statements from August 8, 2012. The relevant business combination disclosures will be included in our financial statements once the preliminary accounting has been finalized.

On August 1, 2012, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to $100 million of our issued and outstanding shares of common stock through August 15, 2013. Repurchases under the program may be effected through open market purchases, trading plans established in accordance with Securities and Exchange Commission rules, derivative transactions or other means. The timing and amount of repurchases under the authorization will depend on market conditions and our other funding requirements.

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

Our products and services for our higher education institution clients include our OneDisburse® Refund Management® funds disbursement service and our CASHNet® suite of payment transaction products and services. Through our bank partners, we offer our OneAccount service to the students of our higher education institution clients, which includes an FDIC-insured checking account, a OneCard, which is a debit MasterCard® ATM card, and other retail banking services.

As of June 30, 2012, more than 550 campuses serving more than 4.4 million students had purchased the OneDisburse service and more than 400 campuses serving more than 2.8 million students had contracted to use one or more of our payment products and services. We also service approximately 1.9 million OneAccounts as of June 30, 2012.

Our historical experience has been that account revenue generated per OneAccount has been generally stable year over year, with total account revenue generally increasing proportionally with increases in the number of OneAccounts.  During the three months and six months ended June 30, 2012, our account revenue grew at a slower pace than the growth in our number of OneAccounts.  We believe that this is due to a lower proportion of our OneAccounts receiving a financial aid refund compared to prior year periods, a trend we believe is indicative of slower enrollment growth.  We believe that there is the potential for additional volatility in the relationship between the number of OneAccounts and account revenue in the future as a result of variability in student enrollment growth at higher education institutions and changes in financial aid refund timing at higher education institutions.  As a result of federal legislation which was signed into law in 2011, students are only allowed to receive one federal Pell grant under the federal Pell grant program in 2012, compared to two federal Pell grants in prior years.  We believe this change contributed to a decrease in financial aid disbursed to students during the three months ended June 30, 2012 through a reduction in federal Pell grants awarded for summer school programs.

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

While revenue fluctuates over the course of the year, our fixed expenses remain relatively constant, resulting in wide disparities in our net income and adjusted net income from quarter to quarter. Typically, the second quarter accounts for the smallest proportion of our revenues but an equal proportion of certain of our expenses. This is primarily because the majority of financial aid is disbursed during other times of the year and higher education institutions tend to enroll more new students in the third fiscal quarter. We expect that this trend will continue.

As we previously reported, we entered into agreements for FDIC-insured depository service with Urban Trust Bank, a federal savings bank, or UTB, Wright Express Financial Services Corporation, a Utah industrial bank, or Wright Express FSC, and Cole Taylor Bank, an Illinois chartered bank and Federal Reserve Member, or Cole Taylor.  We refer to UTB, Wright Express FSC and Cole Taylor, sometimes together with the Bancorp Bank, as our Bank Partners.  These three banks collectively perform the services that were previously performed for us by the Bancorp Bank. In May 2012, we completed the process of implementing our relationships with these new Bank Partners and terminating the services previously provided by the Bancorp Bank.

Results of Operations for the Three Months Ended June 30, 2011 and 2012

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Three Months Ended
	June 30,
	(Unaudited)
	2011	2012	$ Change	% Change
	(in thousands)
Account revenue	$27,701	$30,033	$2,332	8.4%
Payment transaction revenue	3,080	4,172	1,092	35.5%
Higher education institution revenue	3,725	4,027	302	8.1%
Other revenue	561	681	120	21.4%
Total revenue	35,067	38,913	3,846	11.0%
Cost of revenue	13,423	17,141	3,718	27.7%
Gross margin	21,644	21,772	128	0.6%
General and administrative	9,015	11,077	2,062	22.9%
Product development	895	1,085	190	21.2%
Sales and marketing	6,701	2,946	(3,755)	(56.0)%
Income from operations	5,033	6,664	1,631	32.4%
Interest income	11	32	21	190.9%
Interest expense	(56)	(108)	(52)	92.9%
Other income	1,500	78	(1,422)	(94.8)%
Net income before income taxes	6,488	6,666	178	2.7%
Income tax expense	1,734	2,614	880	50.7%
Net income	$4,754	$4,052	$(702)	(14.8)%

	Three Months Ended
	June 30,
	2011	2012

Account revenue	79.0%	77.2%
Payment transaction revenue	8.8%	10.7%
Higher education institution revenue	10.6%	10.3%
Other revenue	1.6%	1.8%
Total revenue	100.0%	100.0%
Cost of revenue	38.3%	44.0%
Gross margin	61.7%	56.0%
General and administrative	25.7%	28.5%
Product development	2.5%	2.8%
Sales and marketing	19.1%	7.6%
Income from operations	14.4%	17.1%
Interest income	–%	0.1%
Interest expense	(0.2)%	(0.3)%
Other income	4.3%	0.2%
Net income before income taxes	18.5%	17.1%
Income tax expense	4.9%	6.7%
Net income	13.6%	10.4%

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenue

Account revenue
The increase in account revenue was primarily due to a net increase of 10.1%, or 0.2 million, in the number of OneAccounts from June 30, 2011 to June 30, 2012.  Approximately 85% of the increase in the number of OneAccounts is due to students choosing the OneAccount at higher education institutions that became clients after June 30, 2011. The remaining increase was due to an increase in adoption of OneAccounts by students at higher education institutions which were clients as of June 30, 2011.  The increase in the number of OneAccounts resulted in increases in interchange fees and account service fees that our Bank Partners remitted to us.

Payment Transaction Revenue
The majority of the increase in payment transaction revenue was due to the inclusion of new higher education institution clients that began utilizing the CASHNet payment module, ePayment, after June 30, 2011.  The remainder of the increase was due to an increase in payments processed at higher education institutions that were clients prior to June 30, 2011.

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

Cost of Revenue

We generally expect cost of revenue to increase proportionally with our revenue as many of these costs are variable and associated with either the number of OneAccounts or the dollar volume of transactions processed through our CASHNet payment module.  During the three months ended June 30, 2012, our cost of revenue increased at a higher rate than revenue, which resulted in a lower gross margin compared to the three months ended June 30, 2011.  Consistent with the three months ended March, 31, 2012, during the three months ended June 30, 2012, our data processing costs and our provision for operational loss both increased at higher rates than our revenue growth.  The increase in data processing costs is due to the increase in our number of OneAccounts exceeding the growth in overall transaction volume.

General and Administrative Expense

While we generally expect general and administrative expenses to increase at a slower rate than revenue, such expenses increased at a slightly higher rate than our revenue growth during the three months ended June 30, 2012.  Consistent with the trend as of March 31, 2012, the increase in general and administrative expenses was driven primarily by an increase in facilities and occupancy costs, including depreciation, as a result of our corporate headquarters being placed in service as of December 31, 2011, personnel related costs and telecommunications costs.  In addition, during the three months ended June 30, 2012, we experienced higher professional fees that the three months ended June 30, 2011.  Our professional fees increase or decrease from time to time depending on specific business activities.

Product Development Expense

The increase in product development expense was primarily due to increases in personnel costs, in part to support the transition from an outsourced hosted platform for certain of our services to an internally hosted platform.

Sales and Marketing Expense

The decrease in sales and marketing expense was primarily due to a decrease of $4.3 million in non-cash, stock-based sales acquisition expense related to the vesting of certain shares issued in connection with the acquisition of EduCard, LLC.  The vesting time period related to the acquisition of EduCard, LLC expired at December 31, 2011 and therefore there are no subsequent additional associated expenses.  The decrease in non-cash stock-based sales acquisition expense was partially offset by increases in marketing efforts and higher employee compensation costs to support business growth.

Other Income

We recorded $1.5 million of other income during the three months ended June 30, 2011 as a result of the settlement agreement reached with the former stockholders of IDC.

Income Tax Expense

The increase in income tax expense was primarily due to the inclusion of a non-taxable gain of $1.5 million recorded in the three months ended June 30, 2011.  The effective tax rates for the three months ended June 30, 2011 and 2012 were 26.7% and 39.2%, respectively.  The non-taxable gain we recorded during the three months ended June 30, 2011 resulted in a decrease of approximately 8 percentage points of our effective tax rate for that time period.  Our effective rate is expected to be between 37% and 39% for the 2012 fiscal year.

Results of Operations for the Six Months Ended June 30, 2011 and 2012

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Six Months Ended
	June 30,
	(Unaudited)
	2011	2012	$ Change	% Change
	(In thousands)
Account revenue	$69,700	$77,143	$7,443	10.7%
Payment transaction revenue	7,385	9,501	2,116	28.7%
Higher education institution revenue	8,101	8,651	550	6.8%
Other revenue	1,264	1,399	135	10.7%
Total revenue	86,450	96,694	10,244	11.8%
Cost of revenue	30,856	38,465	7,609	24.7%
Gross margin	55,594	58,229	2,635	4.7%
General and administrative	18,787	22,303	3,516	18.7%
Product development	1,680	1,991	311	18.5%
Sales and marketing	12,165	5,813	(6,352)	(52.2)%
Income from operations	22,962	28,122	5,160	22.5%
Interest income	36	64	28	77.8%
Interest expense	(130)	(217)	(87)	66.9%
Other income	1,500	155	(1,345)	(89.7)%
Net income before income taxes	24,368	28,124	3,756	15.4%
Income tax expense	8,572	10,684	2,112	24.6%
Net income	$15,796	$17,440	$1,644	10.4%

	Six Months Ended
	June 30,
	2011	2012

Account revenue	80.6%	79.8%
Payment transaction revenue	8.5%	9.8%
Higher education institution revenue	9.4%	8.9%
Other revenue	1.5%	1.5%
Total revenue	100.0%	100.0%
Cost of revenue	35.7%	39.8%
Gross margin	64.3%	60.2%
General and administrative	21.7%	23.0%
Product development	1.9%	2.1%
Sales and marketing	14.1%	6.0%
Income from operations	26.6%	29.1%
Interest income	–%	0.1%
Interest expense	(0.1)%	(0.2)%
Other income	1.7%	0.1%
Net income before income taxes	28.2%	29.1%
Income tax expense	9.9%	11.1%
Net income	18.3%	18.0%

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenue

Account revenue
The increase in account revenue was primarily due to a net increase of 10.1%, or 0.2 million, in the number of OneAccounts from June 30, 2011 to June 30, 2012.  Approximately 85% of the increase in the number of OneAccounts is due to students choosing the OneAccount at higher education institutions that became clients after June 30, 2011. The remaining increase was due to an increase in adoption of OneAccounts by students at higher education institutions which were clients as of June 30, 2011.  The increase in the number of OneAccounts resulted in increases in interchange fees and account service fees that our Bank Partners remitted to us.

Payment Transaction Revenue
The majority of the increase in payment transaction revenue was due to the inclusion of new higher education institution clients that began utilizing the CASHNet payment module, ePayment, after June 30, 2011.  The remainder of the increase was due to an increase in payments processed at higher education institutions that were clients prior to June 30, 2011.

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

Cost of Revenue

We generally expect cost of revenue to increase proportionally with our revenue as many of these costs are variable and associated with either the number of OneAccounts or the dollar volume of transactions processed through our CASHNet payment module.  During the six months ended June 30, 2012, our cost of revenue increased at a higher rate than revenue, which resulted in a lower gross margin compared to the six months ended June 30, 2011.  Consistent with the three months ended March 31, 2012, during the six months ended June 30, 2012, our data processing costs and our provision for operational loss both increased at higher rates than our revenue growth.  The increase in data processing costs is due to the increase in our number of OneAccounts exceeding the growth in overall transaction volume.

General and Administrative Expense

While we generally expect general and administrative expenses to increase at a slower rate than revenue, such expenses increased at a slightly higher rate than our revenue growth during the six months ended June 30, 2012.  The increase in general and administrative expenses was driven primarily by an increase in facilities and occupancy costs, including depreciation, as a result of our corporate headquarters being placed in service as of December 31, 2011, personnel related costs and telecommunications costs.

Product Development Expense

The increase in product development expense was primarily due to increases in personnel costs, in part to support the transition from an outsourced hosted platform for certain of our services to an internally hosted platform.

Sales and Marketing Expense

The decrease in sales and marketing expense was primarily due to a decrease of $7.4 million in non-cash, stock-based sales acquisition expense related to the vesting of certain shares issued in connection with the acquisition of EduCard, LLC.  The vesting time period related to the acquisition of EduCard, LLC expired at December 31, 2011 and therefore there are no subsequent additional associated expenses.  The decrease in non-cash stock-based sales acquisition expense was partially offset by increases in marketing efforts and higher employee compensation costs to support business growth.

Other Income

We recorded $1.5 million of other income during the six months ended June 30, 2011 as a result of the settlement agreement reached with the former stockholders of IDC.

Income Tax Expense

The increase in income tax expense was primarily due to the increase in net income before taxes as well as a non-taxable gain of $1.5 million recorded in the prior year.  The effective tax rates for the six months ended June 30, 2011 and 2012 were 35.2% and 38.0%, respectively.  The non-taxable gain we recorded during the six months ended June 30, 2011 resulted in a decrease of approximately 2.3 percentage points of our effective tax rate for that time period.  Our effective rate is expected to be between 37% and 39% for the 2012 fiscal year.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows from operations, borrowings under our Credit Facility, as defined below, and available-for-sale investments. As of June 30, 2012, we had $25.4 million in cash and cash equivalents, $11.1 million in available-for-sale investments and $50.0 million in borrowing capacity available under our Credit Facility. Our primary liquidity requirements are for working capital, capital expenditures, product development expenses and general corporate needs. As of June 30, 2012, we had working capital of $36.3 million.

Senior Secured Revolving Credit Facility

Higher One, Inc. entered into a senior secured revolving credit facility dated as of December 31, 2010, which we refer to as the Credit Facility. As of June 30, 2012, $50 million in borrowings were available to us under the Credit Facility. The amount available to be drawn under the Credit Facility may be increased by an additional $50 million upon our request and the agreement of the lenders party to the Credit Facility.  Any amounts drawn under the Credit Facility are payable in a single maturity on December 31, 2013. Higher One Holdings, Inc., and certain subsidiaries of Higher One, Inc., are guarantors of Higher One, Inc.’s obligations under the Credit Facility.

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

As of June 30, 2012, we had no outstanding indebtedness under the Credit Facility.

The Credit Facility contains certain affirmative covenants including, among other things, covenants to furnish the lenders with financial statements and other financial information and to provide the lenders with notice of material events and information regarding collateral. The Credit Facility also contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on its assets, undergo fundamental changes, make investments (including acquisitions), sell assets, make restricted payments, change the nature of its business and engage in transactions with its affiliates.

In addition, the Credit Facility contains certain financial covenants that require us to maintain a minimum EBITDA level, as defined in the Credit Facility, of $50 million, a funded debt to EBITDA ratio not to exceed 2.00 to 1.00 and a fixed charge coverage ratio of at least 1.25 to 1.00. Each such financial covenant is measured using the financial results of the most recent four fiscal quarters.  As of June 30, 2012, we were in compliance with all covenants under the Credit Facility.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the six months ended June 30, 2011 and 2012:
	Six Months Ended June 30,
	2011	2012	$ Change
	(unaudited)
	(in thousands)
Net cash provided by (used in):
Operating activities	$21,906	$26,374	$4,468
Investing activities	(8,458)	(19,851)	(11,393)
Financing activities	2,541	(20,159)	(22,700)
Change in cash and cash equivalents	15,989	(13,636)	(29,625)
Cash and cash equivalents, end of period	$50,473	$25,449	$(25,024)

The increase in net cash provided by operating activities was primarily comprised of a $4.0 million increase in the cash provided by changes in working capital accounts during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  During the six months ended June 30, 2012, we received a federal tax refund which was recorded as a receivable as of December 31, 2011.  The increase in net income from the six months ended June 30, 2011 to the six months ended June 30, 2012 was almost entirely offset by a net decrease in other adjustments to reconcile net income to net cash provided by operating activities.

The increase in net cash used in investing activities primarily relates to increased purchases of fixed assets, including expenditures on our real estate development project.

As of June 30, 2012, we have incurred approximately $33.4 million, net of the grants, credits and subsidies on a project that developed two previously existing commercial buildings located in New Haven, Connecticut into our new corporate headquarters.  We moved into the redeveloped buildings at the end of 2011.   We have received approximately $14.2 million in grants, credits and subsidies as of June 30, 2012.  Of the $33.4 million incurred, we have spent approximately $32.1 million in total on the project, net of grants, credits and subsidies, as of June 30, 2012.

We believe that our cash flows from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next twenty-four months.

The cash used by financing activities was primarily related to our common stock repurchases of $22.8 million, which was offset by approximately $2.8 million of cash benefit related to the exercise of stock options.

Supplemental Financial and Operating Information
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Adjusted EBITDA (1)	$11,979	$9,975	$35,977	$35,133
Adjusted net income (2)	$7,122	$5,294	$21,527	$20,243

Number of students enrolled at OneDisburse client higher education institutions at end of period	3,659	4,480	3,659	4,480

Number of students enrolled at payment transaction client higher education institutions at end of period	2,550	2,893	2,550	2,893

Number of OneAccounts at end of period	1,722	1,896	1,722	1,896

(1)           We define adjusted EBITDA as net income before interest, income taxes and depreciation and amortization, or EBITDA, further adjusted to remove the effects of (a) stock-based customer acquisition expense related to our grants of common stock in connection with our acquisition of EduCard, LLC in 2008, (b) cash-based customer acquisition expense related to the acquisition of Informed Decisions Corporation, or IDC, (c) stock-based compensation expense and (d) the gain we recorded in connection with the settlement of our litigation with the former stockholders of IDC. Neither EBITDA nor adjusted EBITDA should be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and adjusted EBITDA in the same manner as we do.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to EBITDA and adjusted EBITDA for each of the periods indicated:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net income	$4,754	$4,052	$15,796	$17,440
Interest income	(11)	(32)	(36)	(64)
Interest expense	56	108	130	217
Income tax expense	1,734	2,614	8,572	10,684
Depreciation and amortization	1,757	2,318	3,434	4,531
EBITDA	8,290	9,060	27,896	32,808
Stock-based and other customer acquisition expense	4,333	–	7,421	–
Stock-based compensation expense	856	915	2,160	2,325
Other income	(1,500)	–	(1,500)	–
Adjusted EBITDA	$11,979	$9,975	$35,977	$35,133

(2)           We define adjusted net income as net income, adjusted to eliminate (a) stock-based compensation expense related to incentive stock option grants and the gain we recorded in connection with the settlement of our litigation with the former stockholders of IDC and (b) after giving effect to tax adjustments, (1) stock-based compensation expense related to non-qualified stock option grants, (2) stock-based customer acquisition expense related to our grant of common stock in connection with our acquisition of EduCard, LLC in 2008, (3) cash-based customer acquisition expense related to the acquisition of IDC and (4) amortization expenses related to intangible assets and financing costs. Adjusted net income should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our adjusted net income may not be comparable to similarly titled measures of other organizations because other organizations may not calculate adjusted net income in the same manner as we do.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to adjusted net income for each of the periods indicated:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net income	$4,754	$4,052	$15,796	$17,440

Stock-based and other customer acquisition expense	4,333	–	7,421	–
Stock-based compensation expense - incentive stock option grants	461	496	888	1,003
Stock-based compensation expense - non-qualified stock option grants	395	419	1,272	1,322
Other income	(1,500)	–	(1,500)	–
Amortization of intangible assets	767	755	1,535	1,523
Amortization of deferred finance costs	18	34	36	68
Total pre-tax adjustments	4,474	1,704	9,652	3,916
Tax rate	38.2%	38.2%	38.2%	38.2%
Tax adjustment (a)	2,106	462	3,921	1,113
Adjusted net income	$7,122	$5,294	$21,527	$20,243

(a)           We have tax effected, utilizing an estimated statutory rate, all the pre-tax adjustments except for stock-based compensation expense for incentive stock options, which are generally not tax deductible and other income which is not tax deductible.

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

For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies” within “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our annual report on Form 10-K for the year ended December 31, 2011.  At June 30, 2012, there have been no material changes to any of the Critical Accounting Policies described therein.

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

In addition, we receive processing fees paid from our bank partners, based on prevailing interest rates and the total deposits held in our OneAccounts. Since 2008, processing fees paid by our bank partners have been relatively small because of historically low interest rates. A change in interest rates would affect the amount of processing fees that we earn and therefore would have an effect on our revenue, cash flows and results of operations.

Item 4.	Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2012. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting during the three months ended June 30, 2012 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In February 2011, the New York Regional Office of the Federal Deposit Insurance Corporation, or FDIC, notified us that it was prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. We responded to the FDIC’s notification and have been in regular dialogue with the FDIC since 2010.  We voluntarily initiated a plan in December 2011 that provided credits to certain current and former customers that were previously assessed certain insufficient fund fees. As a result of this plan, we recorded a reduction in our revenue of approximately $4.7 million in 2011, which excludes the restitution of unpaid fees. The insufficient funds fees that were credited to customers under this plan were originally assessed beginning in 2008. Of the total charge of $4.7 million, an accrual of approximately $2.6 million was established for amounts which were not paid as of December 31, 2011. All amounts were paid to our customers as of March 31, 2012.  On August 8, 2012, we received a Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty, or the Consent Order, dated August 7, 2012, issued by the FDIC to settle such alleged violations.  Pursuant to the terms of the Consent Order, we neither admitted nor denied any charges when agreeing to the terms of the Consent Order. Under the terms of the Consent Order, we are required to, among other things, review and revise our compliance management system and, to date, we have already substantially revised our compliance management system. Additionally, the Consent Order provides for restrictions on the charging of certain fees. The Consent Order further provides that we shall make restitution to less than 2% of our customers since 2008 for fees previously assessed, which restitution has been substantially completed through the voluntary customer credit plan described above, and pay a civil money penalty of $110,000.  As a result of the Consent Order and completion of the related examination, we believe that all material exposure related to this matter has been recorded and we do not expect any further losses as a result of this matter.

On April 18, 2012, Sherry McFall, a Higher One customer, filed a putative class action in the United States District Court for the Central District of California, Western Division, against Higher One Holdings, Inc. alleging, among other things, violations of California’s Unfair Competition Law, the Consumer Legal Remedies Act and the Electronic Funds Transfer Act in connection with alleged improper disclosures of fees and costs associated with opening and maintaining an account, as well as various common law claims.  The complaint was subsequently voluntarily withdrawn by the plaintiff.  On April 24, 2012, Sherry McFall filed a new complaint in the Superior Court of California for the County of Ventura, the claims of which are substantially the same as the first complaint.  The case was transferred to the United States District Court for the Central District of California, Western Division on July 11, 2012.  On July 27, 2012, the plaintiff voluntary dismissed all claims in the complaint.

On July 3, 2012, Higher One customer Ashley Parker and three other customers filed a putative class action in the United States District Court for the Northern District of Mississippi, Eastern Division, against the Higher One Holdings, Inc. alleging, among other things, violations of the Electronic Funds Transfer Act and the Connecticut Unfair Trade Practices Act, as well as various common law claims.  We believe the claims to be without merit.  Although we plan to defend the matter vigorously, there can be no assurances of our success in this matter.

On July 27, 2012, Higher One customer Jeanette Price and six other customers filed a putative class action in the United States District Court for the District of Connecticut against Higher One Holdings, Inc. alleging, among other things, violations of the Connecticut Unfair Trade Practices Act, statutory theft and various common law claims. We believe the claims to be without merit.  Although we plan to defend the matter vigorously, there can be no assurances of our success in this matter.

Except as described above, there have been no material developments in our legal proceedings since we filed our annual report on Form 10-K for the year ended December 31, 2011.

Item 1A.	Risk Factors

There have been no material changes to our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2011, except as follows:

Reviews and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations, and possible changes to those laws and regulations by legislative or regulatory action, may result in changes to our business practices or may expose us to the risk of fines, restitution and litigation.

Our operations and the operations of our Bank Partners are subject to the jurisdiction and examination of federal, state and local regulatory authorities, including the FDIC, which is The Bancorp Bank’s and Wright Express FSC’s primary federal regulator, the Office of the Comptroller of the Currency, or OCC, which is UTB’s primary federal regulator, and the Federal Reserve Bank, which is Cole Taylor’s primary federal regulator. Our business practices, including the terms of our products, are reviewed and approved by our Bank Partners and subject to both periodic and special reviews by such regulatory authorities, which can range from investigations into specific consumer complaints or concerns to broader inquiries into our practices generally. We and our Bank Partners are subject to ongoing and routine examination by the FDIC, OCC and Federal Reserve Bank.  If, as part of an examination or review, the regulatory authorities conclude that we are not complying with applicable laws or regulations, they could request or impose a wide range of remedies, including, but not limited to, requiring changes to the terms of our products (such as decreases in fees), the imposition of fines or penalties or the institution of enforcement proceedings or other similar actions against us alleging that our practices constitute unfair or deceptive acts or practices. As part of an enforcement action, the regulators can seek restitution for affected customers and impose civil money penalties. In addition, negative publicity relating to any specific inquiry or investigation or any related fine could adversely affect our stock price, our relationships with various industry participants, or our ability to attract new clients and retain existing clients, which could have a material adverse effect on our business, financial condition and results of operations.

In February 2011, the New York Regional Office of the FDIC notified us that it was prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. We have responded to the FDIC’s notification, been in regular dialogue with the FDIC since 2010 and voluntarily amended certain practices. We voluntarily initiated a plan in December 2011, which provided credits to certain current and former customers that were previously assessed certain insufficient fund fees. As a result of this plan, we recorded a reduction in our revenue of approximately $4.7 million in 2011. The insufficient funds fees that are credited to customers under this plan were originally assessed beginning in 2008. Of the total charge of $4.7 million, an accrual of approximately $2.6 million was established for amounts which were not paid as of December 31, 2011. All amounts have been paid to our customers as of March 31, 2012. On August 8, 2012, we received a Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty, or the Consent Order, dated August 7, 2012, issued by the FDIC to settle such alleged violations.  Pursuant to the terms of the Consent Order, we neither admitted nor denied any charges when agreeing to the terms of the Consent Order. Under the terms of the Consent Order, we are required to, among other things, review and revise our compliance management system and, to date, we have already substantially revised our compliance management system. Additionally, the Consent Order provides for restrictions on the charging of certain fees. The Consent Order further provides that we shall make restitution to less than 2% of our customers since 2008 for fees previously assessed, which restitution has been substantially completed through the voluntary customer credit plan described above, and pay a civil money penalty of $110,000.  While we believe that agreeing to the Consent Order reduces our risk with respect to the FDIC, we remain subject to the jurisdiction and examination of the FDIC and further action could be taken to the extent we do not comply with the terms of the Consent Order or if the FDIC were to identify additional violations of certain applicable laws and regulations.

We recently received and responded to information requests from certain federal legislators.  These requests sought information related to our financial aid refund processing and the related services which we provide to students.  Certain federal legislators have also sent communications regarding similar matters to various federal agencies.  These inquiries or others could lead to further action by these or other governmental actors or agencies, including the introduction of legislation, which could have a material adverse effect on our business, financial condition and results of operations.

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

Not only are establishing new client relationships and maintaining current ones critical to our business, but they are also essential components of our strategy for maximizing student usage of our products and services and attracting new student customers. A reduction in enrollment, a failure to attract and maintain student customers, as well as any future demographic trends that reduce the number of higher education students could materially and adversely affect our capability for both revenue and cash generation and, as a result, could have a material adverse effect on our business, financial condition and results of operations. For example, during the three and six months ended June 30, 2012, we experienced a decrease in the proportion of OneAccounts that received a financial aid refund compared to the prior year periods. This decrease had a negative impact on our results of operations during the three and six months ended June 30, 2012.

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

    In July 2012, a memorandum of understanding was filed between a number of class action plaintiffs and Visa and MasterCard.  The memorandum of understanding provides among other things, that all defendants in the case will pay a total of $6.05 billion to class plaintiffs and that each network will make certain changes to network rules regarding merchant point of sale practices. The class action settlement agreement to be executed by the parties will be subject to court approval.  If MasterCard makes changes to their network rules regarding merchant point of sale practices, our business, results of operations and prospects for future growth could be materially and adversely affected.

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

As a payments processor to higher education institutions that takes payment instructions from institutions and their constituents, including students and employees, and gives them to our Bank Partners, we are directly or indirectly subject to a variety of federal and state laws and regulations. Our contracts with most of our higher education institution clients and our Bank Partners require us to comply with applicable laws and regulations, including, where applicable:

•	Title IV of the Higher Education Act of 1965, or Title IV;
•	the Family Educational Rights and Privacy Act of 1975, or FERPA;
•	the Electronic Fund Transfer Act and Regulation E;
•	the USA PATRIOT Act and related anti-money laundering requirements; and
•	certain federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of Gramm-Leach-Bliley Act of 1999, or GLBA.

Higher Education Regulations

Third-Party Servicer. Because of the services we provide to some institutions with regard to the handling of Title IV funds, the U.S. Department of Education, or ED, may deem us to be a “third-party servicer” under the Title IV regulations. Those regulations require a third-party servicer annually to submit a compliance audit conducted by outside independent auditors that covers the servicer’s Title IV activities. Each year we submit a “Compliance Attestation Examination of the Title IV Student Financial Assistance Programs” audit to ED, which includes a report by an independent audit firm. In addition, the yearly compliance audit submission to the ED provides comfort to certain of our higher education institution clients that are in compliance with the third-party servicer regulations that may apply to us. We also provide this compliance audit report to clients upon request to help them fulfill their compliance audit obligations as Title IV participating institutions.

Under ED’s regulations, a third party servicer that contracts with a Title IV institution acts in the nature of a fiduciary in the administration of Title IV programs. Among other requirements, the regulations provide that a third-party servicer is jointly and severally liable with its client institution for any liability to ED arising out of the servicer’s violation of Title IV or its implementing regulations, which could subject us to material fines related to acts or omissions of entities beyond our control. ED is also empowered to limit, suspend or terminate the violating servicer’s eligibility to act as a third-party servicer and to impose significant civil penalties on the violating servicer. In the event ED concluded that we had violated Title IV or its implementing regulations and should be subject to one or more of these sanctions, our business and results of operations could be materially and adversely affected. There is limited enforcement and interpretive history of Title IV regulations relevant to this risk factor; however, on April 26, 2012, ED issued a Dear Colleague Letter, or the DCL, which provides guidance to institutions that use third-party servicers to deliver Federal Student Aid credit balances to their students. A few sections of the DCL differ from how we have interpreted the applicable regulations, including: whether a “lack of documentation” fee is permissible; whether a paper check or cash must be provided within a 14-day time frame; and whether additional banking disclosures are required.  Although the DCL is not a rule or regulation, it sheds light into ED’s interpretation of the regulation. If ED were to decide to enforce its regulations in accordance with the interpretations as set forth in the DCL, it could result in a material adverse effect to our business, financial conditions and results.

    On May 1, 2012, ED published in the Federal Register a notice of intent to establish a negotiated rulemaking committee to draft proposed regulations designed to prevent fraud through the use of electronic fund transfers to students’ bank accounts, ensure proper use of federal financial aid funds; address the use of debit cards and other banking products for disbursing federal financial aid funds, and improve and streamline campus’ financial aid programs. We provided written and oral comments at a hearing held by ED in connection with the negotiated rulemaking process. In the event that new rules are promulgated which restrict or prohibit our ability to offer our current services to higher education institutions and students, our business, financial condition and results of operations could be materially and adversely affected.

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

Regulation of OneAccounts

Anti-Money Laundering; USA PATRIOT ACT; Office of Foreign Assets Control. The Bancorp Bank, UTB and Wright Express FSC are insured depository institutions and funds held at our Bank Partners are insured by the FDIC up to applicable limits. As insured depository institutions, our Bank Partner are subject to comprehensive government regulation and supervision and, in the course of making their services available to our customers, we are required to assist our Bank Partners in complying with certain of their regulatory obligations. In particular, the anti-money laundering provisions of the USA PATRIOT Act require that customer identifying information be obtained and verified whenever a checking account is established. For example, because we facilitate the opening of checking accounts at our Bank Partners on behalf of our customers, we assist our Bank Partners in collecting the customer identification information that is necessary to open an account. In addition, both we and our Bank Partners are subject to the laws and regulations enforced by the Office of Foreign Assets Control, or OFAC, which prohibit U.S. persons from engaging in transactions with certain prohibited persons. Our failure to comply with any of these laws or rights could materially and adversely affect or business, financial credit and results of operations.

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

Electronic Fund Transfer Act; Regulation E. Our Bank Partners provide depository services for OneAccounts through a private label relationship. We provide processing services for OneAccounts for our Bank Partners. These services are subject to, among other things, the requirements of the Electronic Fund Transfer Act and the Bureau of Consumer Financial Protection’s Regulation E, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of ATMs, debit cards and certain other electronic banking services. We may assist our Bank Partners with fulfilling their compliance obligations pursuant to these requirements. See “Part I, Item 1A. Risk Factors—Fees for financial services are subject to increasingly intense legislative and regulatory scrutiny, which could have a material adverse effect on our business, financial condition, results of operations and prospects for future growth” of our annual report on Form 10-K for additional discussion . Failure to comply with applicable regulations could materially and adversely affect our business, financial condition and results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information regarding purchases of shares of our common stock made by us during the three months ending June 30, 2012:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Approximate dollar value of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased under
Period	purchased (1)	per share	announced plans or programs (1)	the plans or programs (2) (in thousands)

April 1 to April 30	175,988	$14.87	175,988	$4,276

May 1 to May 31	224,012	14.68	224,012	987

June 1 to June 30	–	–	–	987

(1) No shares were repurchased other than through our publicly-announced repurchase program.  Our share repurchase program was announced on August 23, 2011 and allows for the repurchase of up to $40 million of our issued and outstanding shares of common stock through September 7, 2012.

(2) As of June 30, 2012, approximately $987,000 was available under our publicly announced share repurchase program.  The timing, price, quantity, and manner of the purchases to be made are at the discretion of management upon instruction from our Board of Directors, depending upon market conditions.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of our Board of Directors, and no assurance can be given that shares will be repurchased in the future.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.1	Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
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

Date: August 9, 2012

Higher One Holdings, Inc.
/s/ Mark Volchek
Mark Volchek
Chief Executive Officer (Duly authorized officer and principal executive officer)

/s/ Jeffrey Wallace
Jeffrey Wallace
Vice President, Finance (Duly authorized officer and principal financial officer)