Form 10-Q
period 2012-09-30
Higher One Holdings, Inc.
filed 2012-11-08
CIK 1486800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012.
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

As of November 2, 2012 there were 52,707,809 shares of common stock, par value $0.001 per share, outstanding.

HIGHER ONE HOLDINGS, INC.
INDEX TO REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2012

As used herein, the terms “we,” “us,” “our,” “the Company” or “Higher One,” unless the context otherwise requires, mean Higher One Holdings, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Higher One Holdings, Inc.
Condensed Consolidated Balance Sheets
 (In thousands of dollars, except share and per share amounts)
(unaudited)
	December 31,	September 30,
	2011	2012
Assets
Current assets:
Cash and cash equivalents	$39,085	$27,044
Investments in marketable securities and certificate of deposit	15,743	245
Accounts receivable	3,672	8,704
Income receivable	5,961	8,990
Deferred tax assets	33	–
Income tax receivable	12,671	1,608
Prepaid expenses and other current assets	6,774	7,688
Restricted cash	–	2,365
Total current assets	83,939	56,644
Deferred costs	3,776	3,306
Fixed assets, net	46,088	53,250
Intangible assets, net	16,787	38,283
Goodwill	15,830	46,910
Loan receivable related to New Markets Tax Credit financing	7,633	7,633
Other assets	712	619
Deferred tax assets	–	1,423
Restricted cash	1,250	1,500
Total assets	$176,015	$209,568

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,118	$3,798
Accrued expenses	26,414	12,125
Contingent consideration, current portion	–	2,286
Deferred tax liabilities	–	868
Deferred revenue	9,690	16,861
Total current liabilities	39,222	35,938
Deferred revenue	2,173	2,210
Loan payable and deferred contribution related to New Markets Tax Credit financing	9,801	9,568
Debt	–	30,000
Contingent consideration, non-current portion	–	11,024
Deferred tax liabilities	1,233	–
Total liabilities	52,429	88,740
Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 57,675,806 shares issued and 56,615,683 shares outstanding at December 31, 2011; 57,974,292 shares issued and 54,191,446 shares outstanding at September 30, 2012	58	59
Additional paid-in capital	161,268	171,351
Treasury stock, 1,060,123 and 3,782,846 shares at December 31, 2011 and September 30, 2012, respectively	(16,208)	(53,808)
Accumulated earnings (deficit), net of 2008 stock tender transaction of $93,933	(21,532)	3,226
Total stockholders' equity	123,586	120,828
Total liabilities and stockholders' equity	$176,015	$209,568

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands of dollars, except share and per share amounts)
(unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2012	2011	2012
Revenue:
Account revenue	$35,800	$35,660	$105,500	$112,803
Payment transaction revenue	6,603	8,342	13,988	17,843
Higher education institution revenue	4,595	5,946	12,696	14,597
Other revenue	1,142	1,279	2,406	2,678
Total revenue	48,140	51,227	134,590	147,921
Cost of revenue	19,630	21,838	50,486	60,303
Gross margin	28,510	29,389	84,104	87,618
Operating expenses:
General and administrative	9,415	11,902	28,202	34,205
Product development	1,158	1,380	2,838	3,371
Merger and acquisition related expenses	–	1,042	–	1,042
Sales and marketing	4,698	3,182	16,863	8,995
Total operating expenses	15,271	17,506	47,903	47,613
Income from operations	13,239	11,883	36,201	40,005
Interest income	15	23	51	87
Interest expense	(66)	(185)	(196)	(402)
Other income	–	77	1,500	232
Net income before income taxes	13,188	11,798	37,556	39,922
Income tax expense	4,720	4,480	13,292	15,164
Net income	$8,468	$7,318	$24,264	$24,758

Net income available to common stockholders:
Basic	$8,468	$7,318	$24,264	$24,758
Diluted	$8,468	$7,318	$24,264	$24,758

Weighted average shares outstanding
Basic	55,470,457	54,511,509	55,154,973	54,837,154
Diluted	59,789,977	57,246,289	59,694,242	57,903,692

Net income available to common stockholders per common share:
Basic	$0.15	$0.13	$0.44	$0.45
Diluted	$0.14	$0.13	$0.41	$0.43

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(In thousands of dollars, except shares)
(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance at December 31, 2011	56,615,683	$58	$161,268	$(16,208)	$(21,532)	$123,586
Stock-based compensation	–	–	3,389	–	–	3,389
Cancellation of shares	(1,059,465)	(1)	–	–	–	(1)
Issuance of warrants	–	–	960	–	–	960
Tax benefit related to options	–	–	2,796	–	–	2,796
Repurchase of common stock	(2,722,723)	–	–	(37,600)	–	(37,600)
Exercise of stock options	1,357,951	2	2,938	–	–	2,940
Net income	–	–	–	–	24,758	24,758
Balance at September 30, 2012	54,191,446	$59	$171,351	$(53,808)	$3,226	$120,828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands of dollars)
(unaudited)

	Nine months ended
	September 30,
	2011	2012
Cash flows from operating activities
Net income	$24,264	$24,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,204	7,336
Amortization of deferred finance costs	54	102
Stock-based customer acquisition expense	9,233	–
Stock-based compensation	3,049	3,226
Deferred income taxes	(4,866)	(1,755)
Income tax benefit related to exercise of stock options	(5,274)	(2,796)
Non-cash fair value adjustment of contingent consideration	–	310
Other income	–	(233)
Gain on litigation settlement agreement	(1,500)	–
Loss on disposal of fixed assets	343	35
Changes in operating assets and liabilities, net of effect of business combination:
Accounts receivable	(2,912)	(2,624)
Income receivable	(2,574)	(3,029)
Deferred costs	(645)	(703)
Prepaid expenses and other current assets	3,964	12,997
Other assets	(9)	(114)
Accounts payable	(576)	799
Accrued expenses	816	(3,566)
Deferred revenue	2,764	3,708
Net cash provided by operating activities	31,335	38,451
Cash flows from investing activities
Purchases of available for sale investment securities	(11,192)	(11,230)
Proceeds from sales of available for sale investment securities	–	14,634
Proceeds from maturities of available for sale investment securities	8,000	12,094
Purchases of fixed assets, net of changes in construction payables of $3,494 and ($11,799), respectively	(21,623)	(22,499)
Acquisition of Campus Labs	–	(37,280)
Proceeds from development related subsidies	–	330
Additions to internal use software	–	(2,061)
Deposits to restricted cash, net	–	(2,615)
Payment to escrow agent	(1,075)	–
Proceeds from escrow agent	1,500	–
Net cash used in investing activities	(24,390)	(48,627)
Cash flows from financing activities
Tax benefit related to exercise of stock options	5,274	2,796
Proceeds from exercise of stock options	983	2,939
Proceeds from line of credit	–	30,000
Repurchase of common stock	(14,244)	(37,600)
Net cash used in financing activities	(7,987)	(1,865)
Net change in cash and cash equivalents	(1,042)	(12,041)
Cash and cash equivalents at beginning of period	34,484	39,085
Cash and cash equivalents at end of period	$33,442	$27,044

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Nature of Business and Organization

Higher One Holdings, Inc., or HOH, is a leading provider of technology and payment services to the higher education industry. The Company is incorporated in Delaware, maintains its headquarters in New Haven, Connecticut and provides a comprehensive suite of disbursement and payment solutions specifically designed for higher education institutions and their students. The Company has developed proprietary software-based solutions to provide these services. The Company has a wholly-owned subsidiary, Higher One, Inc., or HOI, which has two wholly-owned subsidiaries, Higher One Machines, Inc., or HOMI, and Higher One Real Estate, Inc., or Real Estate Inc.  HOI and HOMI together own 99% of Higher One Financial Technology Private Limited, or HOFTPL, an Indian entity formed during the quarter ending June 30, 2012 to perform certain of our operational support functions.  Higher One Payments, Inc., the acquired entity formerly known as Informed Decisions Corporation, or IDC, was previously a subsidiary and was merged into HOI in December 2011.  As of September 30, 2012, Real Estate Inc. has a 98% ownership interest in Higher One Real Estate SP, LLC, or Real Estate LLC.  HOMI and HOFTPL perform certain of our operational support functions. Real Estate Inc. and Real Estate LLC were each formed to hold and operate certain of our real estate.

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

The unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2011, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of our interim period results reported herein.  The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  Due to seasonal fluctuations and other factors, the results of operations for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

The dilutive effect of stock options totaling 1,057,115 and 2,022,512 were not included in the computation of diluted net income per common share for the three months ended September 30, 2011 and 2012, respectively, as their effect would be anti-dilutive. The dilutive effect of stock options totaling 1,057,115 and 1,936,438 were not included in the computation of diluted net income per common share for the nine months ended September 30, 2011 and 2012, respectively, as their effect would be anti-dilutive. Anti-dilutive securities are securities that upon conversion or exercise increase earnings per share (or reduce the loss per share). Restricted stock shares totaling 1,152,933 were not included in the computation of either basic or diluted earnings per share as all necessary conditions for vesting have not been satisfied by the end of the three and nine months ended September 30, 2011. In March 2012, 1,051,878 shares reverted back to us and were cancelled as a result of our exercise of certain repurchase rights pursuant to the purchase agreement with one of the officers of Educard, LLC.

Comprehensive Income

There are no comprehensive income items other than net income. There are no recorded unrealized gains or losses on the investments in marketable securities as of the balance sheet dates.  Comprehensive income equals net income for all periods presented.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restricted Cash

During the nine months ended September 30, 2012, we deposited various amounts of cash with our bank partners in connection with the deposit processing services that they provide to us.  The amounts are reflected in both current and non-current portions of restricted cash as of September 30, 2012.

Recent Accounting Pronouncements

There was no accounting standards adopted during 2011 or during the nine months ended September 30, 2012 which had a material impact on our consolidated financial position, results of operations or liquidity.  There are no new accounting standards issued which we expect to have a material impact on our consolidated financial position, results of operations, liquidity or disclosure.

3.	Real Estate Development Project

As of September 30, 2012, we have incurred approximately $32.8 million on a project to develop two existing commercial buildings located in New Haven, Connecticut. We moved our headquarters into these buildings at the end of 2011. We have provided two guarantees related to the real estate development project. We provided a guaranty to the State of Connecticut Department of Economic and Community Development related to our obligation to repay the amounts which were granted to us if we fail to meet certain criteria. The maximum potential amount of future payments of this guaranty is approximately $5.9 million.

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

4.	Credit Facility

As of September 30, 2012, we had $30.0 in borrowings outstanding, at a rate of 2.0%, under our senior secured revolving credit facility established on December 31, 2010, or the Credit Facility.  We were in compliance with all of the applicable affirmative, negative and financial covenants of the Credit Facility.

On October 16, 2012, HOI terminated the Credit Facility and entered into a new five-year senior secured revolving credit facility in an amount of $200.0 million, or the New Credit Facility.  All amounts outstanding under the Credit Facility, which was $30.0 million, was repaid in full using borrowings available under the New Credit Facility.  The New Credit Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs.  Loans drawn under the New Credit Facility are payable in a single maturity on October 16, 2017.

Each of HOH, HOMI, Real Estate Inc. and Real Estate LLC (or collectively, together with HOI, the Loan Parties) is a guarantor of HOI’s obligations under the New Credit Facility.  Loans drawn under the New Credit Facility are secured by a perfected first priority security interest in all of the capital stock of HOI and its domestic subsidiaries, and substantially all of each Loan Party’s tangible and intangible assets, including intellectual property.

At our option, amounts outstanding under the New Credit Facility accrue interest at a rate equal to either (i) the British Bankers Association LIBOR Rate, or BBA LIBOR, plus a margin of between 1.75% and 2.25% per annum (depending on our funded debt to EBITDA, as defined in the New Credit Facility, ratio) or (ii) a fluctuating base rate tied to the federal funds rate, the administrative agent’s prime rate and BBA LIBOR, subject to a minimum of 2%. Interest is payable on the last day of each interest period selected by us under the New Credit Facility and, in any event, at least quarterly.  We pay a commitment fee ranging from 0.25% and 0.375% on the daily average undrawn portion of revolving commitments under the New Credit Facility, which accrues and is payable quarterly in arrears.

The New Credit Facility contains certain affirmative covenants including covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral.  The New Credit Facility also contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of our business and engage in transactions with our affiliates.  In addition, the New Credit Facility contains certain financial covenants that require us to maintain EBITDA, as defined in the New Credit Facility on a consolidated basis for the prior four fiscal quarters of at least $50 million, a funded debt to EBITDA ratio not of 2.50 to 1.00 or less between October 16, 2012 and December 31, 2014 and of 2.00 to 1.00 or less thereafter, and a fixed charge coverage ratio of at least 1.25 to 1.00.

 Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5.	Capital Stock

Treasury Stock

In August 2011, our board of directors authorized a share repurchase program pursuant to which we could repurchase up to $40 million of our issued and outstanding shares of common stock through September 7, 2012.  On August 1, 2012, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to an additional $100 million of our issued and outstanding shares of common stock through August 15, 2013.  See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of this quarterly report on Form 10-Q for additional disclosure regarding our share repurchase programs.  In October 2012, we repurchased an additional 1,453,916 treasury shares at a cost of $18.2 million.

6.	Commitments and Contingencies

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

We are a defendant in certain similar putative class action lawsuits. While the specific causes of action differ in each suit, plaintiffs generally allege, among other things, violations of state consumer protection statutes (predicated, in part, on alleged violations of Department of Education rules and violations of the federal Electronic Funds Transfer Act) and various common law claims. Some cases also assert direct causes of action under the federal Electronic Funds Transfer Act. The cases are as follows: Sherry McFall, et al. v. Higher One Holdings, Inc. et al.,filed on April 18, 2012 in the Central District of California, Western Division (subsequently dismissed, re-filed in Ventura County Superior Court on April 24, 2012, removed back to the Central District of California on June 29, 2012, and voluntarily dismissed by plaintiffs on July 27, 2012); Ashley Parker, et al. v. Higher One Holdings, Inc. et al., filed on July 3, 2012 in the United States District Court for the Northern District of Mississippi, Eastern Division; Jeanette Price et al. v. Higher One Holdings, Inc. et al., filed on July 27, 2012 in the United States District Court for the District of Connecticut; John Brandon Kent et al. v. Higher One Holdings, Inc. et al., filed on August 17, 2012 in the United States District Court for the Middle District of Alabama, Northern Division; Jonathan Lanham et al. v. Higher One Holdings, Inc. et al., filed on October 2, 2012 in the United States District Court for the Western District of Kentucky, Louisville Division; and Jill Massey et al. v. Higher One Holdings, Inc. et al., filed on November 6, 2012 in the United States District Court for the Southern District of Illinois, East Saint Louis Division. We have filed a motion with the Judicial Panel on Multidistrict Litigation asking the Panel to transfer to a single court all of the above cases (and any additional tag-along cases) for coordinated or consolidated pretrial proceedings. (While the Lanham and Massey cases were not filed prior to our motion, we sought transfer of all tag-along cases and the Panel has been notified about the Lanham case and will be notified about the Massey case, as well as any additional tag-along cases.) We believe the claims in each of these actions to be without merit. Although we plan to defend these matters vigorously, there can be no assurances of our success in these matters.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

7.	Business Combinations

On August 7, 2012, we entered into an Asset Purchase Agreement with Campus Labs, LLC, or Campus Labs, and Eric Reich and Michael Weisman, as the members of Campus Labs, to purchase substantially all of the assets of Campus Labs for consideration consisting of the following:

(i)	$37.3 million in cash;
(ii)	warrants to purchase 150,000 shares of our common stock, which were valued at $1.0 million utilizing a Black-Scholes pricing model; and
(iii)
a potential earn-out payment calculated by multiplying the amount of 2013 revenues for the acquired business in excess of $12.5 million, if any, by 3.5 (subject to a maximum payment of $46.4 million).  The amount recognized as of the acquisition date for the potential earn-out payment was $13 million.  The estimated range of outcomes (undiscounted) for the remaining payments due under the earn-out is between approximately $7 million and $23 million.

We completed the acquisition on August 7, 2012, and used cash on hand and borrowings available under our Credit Facility to pay the cash portion of the purchase price and related transaction costs.  Campus Labs offers specialized, comprehensive assessment programs that combine data collection, reporting, organization, and campus-wide integration for higher education institutions, which we believe will help us deepen our relationships with higher education institutions by providing additional value-added services. The net assets and results of operations of the acquired assets of Campus Labs are included in our consolidated financial statements from August 8, 2012. Assets acquired and liabilities assumed were recorded at their fair values as of August 7, 2012.

Under the acquisition method of accounting, the total fair value of consideration transferred was allocated to Campus Lab’s net tangible and intangible assets based on their estimated fair values as of August 7, 2012. The preliminary allocation of fair value of consideration transferred was allocated as follows (in thousands):

August 7, 2012

Assets acquired:
Accounts receivable	$2,408
Prepaid expenses	52
Fixed assets	577
Intangible assets	21,710
Goodwill	31,080
Total assets acquired	55,827

Liabilities assumed:
Accounts payable and accrued liabilities	1,087
Deferred revenue	3,500
Total liabilities assumed	4,587
Total fair value of consideration transferred	$51,240

The preliminary purchase price allocations for the Campus Labs acquisition completed during the third quarter of fiscal 2012 were based upon a preliminary valuation and our estimates and assumptions for these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods. The primary areas of those purchase price allocations that are not yet finalized relate to certain identifiable intangible assets and residual goodwill.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following methods and inputs were utilized to determine fair value for the respective items:
Item	Valuation technique	Inputs
Deferred revenue	Income approach	Estimated costs and associated profit margin to service our remaining obligations on contracts assumed as a result of the acquisition, discount rate
Contingent consideration	Income approach	Estimated range of revenues for 2013, discount rate
Non-compete agreements	Income approach – lost profits	Estimated probability of the associated individual leaving and competing, estimated future revenue impact of potential future competition
Completed technology	Income approach – relief from royalty	Estimated future revenue attributable to technology completed as of the acquisition date, royalty rate and discount rate
Tradename	Income approach – relief from royalty	Estimated future revenue, expected probability of utilizing the acquired tradenames in the future, discount rate.
Customer relationships	Income approach – excess earnings	Estimated future revenues attributable to existing higher education institution customers as of the acquisition date, estimated income associated with such revenue, royalty rate and discount rate

The acquired intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets (in thousands).

	Weighted-average amortization period (in years)	Amount
Customer relationships	12	$14,410
Completed technology	7	5,600
Trademark	9	700
Non-compete agreements	5	1,000
	10	$21,710

Goodwill represents the excess of the fair value of consideration transferred of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill exists in the transaction as a result of value beyond that of the tangible and other intangible assets, attributable to synergies that exist in the combined business. Goodwill of $19.6 million is deductible for tax purposes.

Campus Labs does not constitute a separate operating segment. Our strategy is to integrate the Campus Labs business into our existing business. We have also concluded that our operating segment is a single reporting unit. Our single operating segment does not have any components that constitute a separate business for which discrete information will be available. We plan to operate the combined enterprise as one integrated business. Accordingly, the goodwill arising from the acquisition will be assigned to our single operating segment and single reporting unit.

Pro Forma Financial Information (Unaudited)

We reported revenues totaling approximately $1.0 million from the Campus Labs acquisition from the acquisition date of August 7, 2012 through September 30, 2012.  The financial information in the table below summarizes the combined results of operations of Campus Labs and us on a pro forma basis as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes amortization expense from acquired intangible assets, adjustments to interest expense, interest income and related tax effects.

The pro forma financial information for the three and nine months ended September 30, 2011 and 2012 combines the historical results of us for the periods presented and the historical results for Campus Labs for the period from January 1, 2011 to August 7, 2012.
	Three months ended		Nine months ended
	September 30,		September 30,
in thousands (other than share and per share information)	2011	2012	2011	2012
Revenues	$49,974	$52,299	$139,457	$153,369
Net income	$8,228	$7,345	$23,223	$24,635
Basic earnings per share	$0.15	$0.13	$0.42	$0.45
Basic weighted average number of common shares outstanding	55,470,457	54,511,509	55,154,973	54,837,154
Diluted earnings per share	$0.14	$0.13	$0.39	$0.43
Diluted weighted average number of common and common equivalent shares outstanding	59,789,977	57,246,289	59,694,242	57,903,692

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8.             Investments in Marketable Securities and Fair Value Measurements

The following table reflects the assets carried at fair value measured on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Fair values at September 30, 2012
Assets:
Certificate of deposit	$245	$—	$245	$—

Liabilities:
Contingent consideration	$13,310	$—	$—	$13,310

Fair values at December 31, 2011
Assets:
U.S. government debt securities	$15,498	$15,498	$—	$—
Certificate of deposit	245	—	245	—
Total assets	$15,743	$15,498	$245	$—

A summary of the activity of the fair value of the liabilities using unobservable inputs (Level 3 Liabilities) for the nine months ended September 30, 2012 is as follows (in thousands):

	Beginning Value of Level 3 Liabilities	New Level 3 Liabilities	Loss Recognized in Earnings	Ending Fair Value of Level 3 Liabilities
Contingent consideration	$—	$13,000	$310	$13,310

Our contingent consideration liability was valued using probability-weighted, future possible expected outcomes and an appropriate discount rate.  The unobservable input utilized in the determination of this liability includes our estimation of the range of revenues which will be achieved by Campus Labs during 2013.  The approximate range of revenues utilized to estimate the contingent consideration liability was between $14.5 and $19 million.  The loss of $0.3 million recognized in earnings during the nine months ended September 30, 2012 was recorded in merger and acquisition related expense.  As a result of the nature of the contingent consideration obligation, the liability is sensitive to changes in our estimate of revenues to be achieved by Campus Labs during 2013.  For each $1 million increase or decrease in the estimated revenues to be achieved by Campus Labs during 2013, the contingent consideration liability would increase or decrease by approximately $3.5 million (undiscounted).

We had no unrealized gains or losses from investments as of December 31, 2011 and September 30, 2012 and there is no difference between the amortized cost and fair value of the securities we held.

The carrying amounts of our cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value because of the short-term nature of these instruments. Our loan receivable related to New Markets Tax Credit financing is a debt instrument that we classify as held to maturity and is recorded at amortized cost.  The carrying value of both our loan receivable and loan payable related to New Markets Tax Credit financing approximates fair value as of September 30, 2012.  Our loan payable and loan receivable related to New Markets Tax Credit financing was estimated using discounted cash flow analysis based on rates for similar types of arrangements.

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

Overview

We believe that based on market share and the number of campuses employing our products, we are a leading provider of technology, payment services and data analytics to the higher education industry. We believe that none of our competitors can match our ability to provide solutions for higher education institutions’ financial services needs, including compliance monitoring, and, consequently, that we provide the most comprehensive suite of disbursement, payment and data analytic solutions specifically designed for higher education institutions and their students. We also provide campus communities with convenient, cost-competitive and student-oriented banking services, which include extensive user-friendly features.

On August 7, 2012 Higher One completed the acquisition of substantially all of the assets of Campus Labs, LLC, a data analytics company focused on higher education.  Campus Labs helps school administrators collect campus-wide data and provide comprehensive assessments critical to supporting institutional outcomes.  Additionally, Campus Labs helps schools better understand factors for student success and offers tools for institutions to benchmark against peer institutions, provide course evaluations, analyze strategic plan alignment, and assist with the accreditation process.  Campus Labs’ technology allows schools to aggregate previously unstructured, static information into dynamic assessment data with full reporting functionality in a centralized platform.

Our products and services for our higher education institution clients include our OneDisburse® Refund Management® funds disbursement service, our CASHNet® suite of payment transaction products and services and our Campus Labs® suite of data analytics products. Through our bank partners, we offer our OneAccount service to the students of our higher education institution clients, which includes an FDIC-insured checking account, a OneCard, which is a debit MasterCard® ATM card, and other retail banking services.

As of September 30, 2012, more than 600 campuses, serving more than 4.5 million students, had purchased the OneDisburse service. We service approximately 2.1 million OneAccounts as of September 30, 2012.  As of September 30, 2012 more than 1,300 campuses, serving more than 10.8 million students had purchased at least one of our OneDisburse, CASHNet or Campus Labs products or services.

During the three months ended September 30, 2012, the amount of disbursements which we delivered to individuals that had selected the OneAccount as their preferred method of receiving a refund from their higher education institution was slightly lower than it was compared to the three months ended September 30, 2011.  At the same time, the total amount of disbursements we processed on behalf of our OneDisburse higher education institution clients increased.  The increase in total disbursements which we processed was a result of new higher education institution clients during the three months ended September 30, 2012, compared to September 30, 2011.  This increase offset a decline in both the average size and unique number of individuals for which we processed a disbursement for higher education institution that were OneDisburse clients both last year and the current year.  During the three months ended September 30, 2012, the ratio of individuals selecting to receive a disbursement for their higher education institution to a OneAccount was lower than the comparative time period. We believe that a portion of this ratio decrease will lead to longer and deeper customer relationships with the individuals that do choose the OneAccount as their preferred method of receiving a disbursement; however, the impact of that longer and deeper customer relationship period has not yet had a material impact on our financial results.  During the three months ended September 30, 2012, we announced plans to introduce a new version of the OneAccount, OneAccount Edge, which will launch later this year and which includes one fee of $4.95 per month.  The account eliminates fees for PIN activity, overdraft or non-sufficient funds, inactivity and other service charges normally associated with traditional checking accounts and does not include a minimum deposit requirement.

Our revenue fluctuates over the course of the year as a result of seasonal factors related to the academic year. A large proportion of our revenue is either directly or indirectly dependent on academic financial aid received by students and in turn the number of students enrolled at our higher education institution clients. Higher education institution clients typically disburse financial aid refunds to students at the start of each academic term. Distribution of financial aid disbursements through our OneDisburse service (1) indirectly generates revenue through deposits of financial aid into OneAccounts, which generates account revenue, and (2) directly generates revenue through our higher education institution clients’ use of the OneDisburse service, which generates higher education institution revenue.

Results of Operations for the Three Months Ended September 30, 2011 and 2012

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:
	Three Months Ended
	September 30,
	(Unaudited)
	2011	2012	$ Change	% Change	2011 % of Revenue	2012 % of Revenue
	(in thousands)
Account revenue	$35,800	$35,660	$(140)	(0.4)%	74.4%	69.6%
Payment transaction revenue	6,603	8,342	1,739	26.3%	13.7%	16.3%
Higher education institution revenue	4,595	5,946	1,351	29.4%	9.5%	11.6%
Other revenue	1,142	1,279	137	12.0%	2.4%	2.5%
Total revenue	48,140	51,227	3,087	6.4%	100.0%	100.0%
Cost of revenue	19,630	21,838	2,208	11.2%	40.8%	42.6%
Gross margin	28,510	29,389	879	3.1%	59.2%	57.4%
General and administrative	9,415	11,902	2,487	26.4%	19.6%	23.2%
Product development	1,158	1,380	222	19.2%	2.3%	2.7%
Merger and acquisition related expenses	–	1,042	1,042	100.0%	–%	2.0%
Sales and marketing	4,698	3,182	(1,516)	(32.3)%	9.8%	6.2%
Income from operations	13,239	11,883	(1,356)	(10.2)%	27.5%	23.2%
Interest income	15	23	8	53.3%	–%	–%
Interest expense	(66)	(185)	(119)	180.3%	(0.1)%	(0.4)%
Other income	–	77	77	100.0%	–%	0.2%
Net income before income taxes	13,188	11,798	(1,390)	(10.5)%	27.4%	23.0%
Income tax expense	4,720	4,480	(240)	(5.1)%	9.8%	8.7%
Net income	$8,468	$7,318	$(1,150)	(13.6)%	17.6%	14.3%

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenue

Account revenue
Account revenue remained in-line with the prior year amount while the number of OneAccounts grew by approximately 3.4%.  Our revenue per average OneAccount has decreased slightly from the prior year as a result of several factors, including certain changes we made to our fee schedule over the last twelve months which reduced certain service fees assessed to our OneAccounts and a slightly lower average disbursement received by individuals during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  An increase in OneAccounts due to students choosing the OneAccount at higher education institutions that became clients after September 30, 2011 offset a decrease in the number of OneAccounts at higher education institutions that were clients prior to September 30, 2011.  The decrease in the number of OneAccounts at higher education institutions that were clients as of and prior to September 30, 2011 is attributed to two factors.  Beginning in June 2012, we made changes whereby we close small balance, inactive accounts in a shorter time period than our prior practice. We also experienced a decrease in the ratio of students at our higher education institution clients who open a OneAccount relative to all students for whom we processed a disbursement during the three months ended September 30, 2012 compared to the prior year period, which resulted in both fewer new OneAccounts for new higher education institution clients as well as existing higher education institution clients.

Payment Transaction Revenue
The majority of the increase in payment transaction revenue was due to new higher education institution clients that began utilizing the CASHNet payment module, ePayment, after September 30, 2011.  The remainder of the increase was due to an increase in payments processed at higher education institutions that were clients prior to September 30, 2011 and as a result of payments made to us in connection with our new fully serviced tuition payment plans that we offer to students on behalf of client institutions.

Higher Education Institution Revenue
The increase in higher education institution revenue was primarily due to our acquisition of Campus Labs in August 2012.  The Campus Labs product suite contributed approximately $1.0 million in revenue to our higher education institution revenue during the three months ended September 30, 2012.  The remainder of the increase is primarily related to subscription revenue for our CASHNet suite of payment products as a result of sales of the CASHNet suite of payment products to new higher education institution clients over the course of the last twelve months.

Cost of Revenue

We generally expect cost of revenue to increase proportionally with our revenue as many of these costs are variable and associated with either the number of OneAccounts or the dollar volume of transactions processed through our CASHNet payment module.  During the three months ended September 30, 2012, our cost of revenue increased at a higher rate than revenue, which resulted in a lower gross margin compared to the three months ended September 30, 2011.  A portion of our amortization expense related to our acquisition of Campus Labs is included within cost of revenue increase, which contributed to approximately $153 of the increase in cost of revenue this period.  Our data processing costs increased compared to the three months ended September 30, 2011 as a result of an increase in our number of OneAccounts which exceeded the growth in overall transaction volume.

General and Administrative Expense

While we generally expect general and administrative expenses to increase at a slower rate than revenue, such expenses increased at a higher rate than our revenue growth during the three months ended September 30, 2012.  Consistent with the trend through June 30, 2012, the increase in general and administrative expenses was driven primarily by an increase in facilities and occupancy costs, including depreciation, as a result of our corporate headquarters being placed in service as of December 31, 2011, personnel related costs and telecommunications costs.  In addition, during the three months ended September 30, 2012, we experienced higher professional fees that the three months ended September 30, 2011.  Our professional fees increase or decrease from time to time depending on specific business activities.  We also experienced an increase in general and administrative expenses as a result of additional personnel from our acquisition of Campus Labs.

Product Development Expense

The increase in product development expense was primarily due to increases in personnel costs related to our acquisition of Campus Labs.

Merger and Acquisition Related Expenses

Our merger and acquisition related expenses during the three months ended September 30, 2012 related to our acquisition of Campus Labs in August 2012.  These expenses include professional fees associated with the acquisition and related audit, a fair value adjustment to the contingent consideration component of the purchase price and certain employee related costs related to a bonus to be paid to employees previously employed by Camps Labs following a specified time period of employment by Higher One.  We will continue to record fair value adjustments to the contingent consideration liability as necessary until the payment of all amounts due under the agreement.  The employee related costs will continue to generate expense through the six-month anniversary of the acquisition date.

Sales and Marketing Expense

The decrease in sales and marketing expense was primarily due to a decrease of $2.3 million in non-cash, stock-based sales acquisition expense related to the vesting of certain shares issued in connection with the acquisition of EduCard, LLC.  The vesting time period related to the acquisition of EduCard, LLC expired at December 31, 2011 and therefore there are no subsequent additional associated expenses.  The decrease in non-cash stock-based sales acquisition expense was partially offset by increases in marketing efforts support business growth, including incentives we provided to our customers to increase the amount of direct deposits we receive into the OneAccounts of our customers.

Interest Expense

The increase in interest expense was primarily due an increase in outstanding borrowings under our Credit Facility, as defined below in “Liquidity and Capital Resources”, in connection with our acquisition of Campus Labs.  We borrowed $30.0 million under our Credit Facility, which was outstanding for the period after our acquisition of Campus Labs.

Income Tax Expense

The decrease in income tax expense was primarily due a decrease in our net income before income taxes.  The effective tax rates for the three months ended September 30, 2011 and 2012 were 35.8% and 38.0%, respectively.  Our effective rate is expected to be between 37% and 39% for the 2012 fiscal year.

Results of Operations for the Nine Months Ended September 30, 2011 and 2012

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Nine Months Ended
	September 30,
	(Unaudited)
	2011	2012	$ Change	% Change	2011 % of Revenue	2012 % of Revenue
	(In thousands)
Account revenue	$105,500	$112,803	$7,303	6.9%	78.4%	76.3%
Payment transaction revenue	13,988	17,843	3,855	27.6%	10.4%	12.1%
Higher education institution revenue	12,696	14,597	1,901	15.0%	9.4%	9.9%
Other revenue	2,406	2,678	272	11.3%	1.8%	1.7%
Total revenue	134,590	147,921	13,331	9.9%	100.0%	100.0%
Cost of revenue	50,486	60,303	9,817	19.4%	37.5%	40.8%
Gross margin	84,104	87,618	3,514	4.2%	62.5%	59.2%
General and administrative	28,202	34,205	6,003	21.3%	21.0%	23.1%
Product development	2,838	3,371	533	18.8%	2.1%	2.3%
Merger and acquisition related expenses	–	1,042	1,042	100.0%	–%	0.7%
Sales and marketing	16,863	8,995	(7,868)	(46.7)%	12.5%	6.1%
Income from operations	36,201	40,005	3,804	10.5%	26.9%	27.0%
Interest income	51	87	36	70.6%	–%	0.1%
Interest expense	(196)	(402)	(206)	105.1%	(0.1)%	(0.3)%
Other income	1,500	232	(1,268)	(84.5)%	1.1%	0.2%
Net income before income taxes	37,556	39,922	2,366	6.3%	27.9%	27.0%
Income tax expense	13,292	15,164	1,872	14.1%	9.9%	10.3%
Net income	$24,264	$24,758	$494	2.0%	18.0%	16.7%

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenue

Account revenue
The increase in account revenue was primarily due to a net increase of 3.4%, or 68 thousand, in the number of OneAccounts from September 30, 2011 to September 30, 2012.  An increase in OneAccounts due to students choosing the OneAccount at higher education institutions that became clients after September 30, 2011 offset a decrease in the number of OneAccounts at higher education institutions that were clients prior to September 30, 2011.  The decrease in the number of OneAccounts at higher education institutions that were clients as of and prior to September 30, 2011 is attributed to two factors.  Beginning in June 2012, we made changes whereby we close small balance, inactive accounts in a shorter time period than our prior practice. We also experienced a decrease in the ratio of students at our higher education institution clients who open a OneAccount relative to all students for whom we processed a disbursement during the three months ended September 30, 2012 compared to the prior year period, which resulted in both fewer new OneAccounts for new higher education institution clients as well as existing higher education institution clients.  Our revenue per average OneAccount has decreased slightly from the prior year as a result of several factors, including certain changes we made to our fee schedule over the last twelve months which reduced certain service fees assessed to our OneAccounts and a slightly lower average disbursement received by individuals during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Payment Transaction Revenue
The increase in payment transaction revenue was due both to the inclusion of new higher education institution clients that began utilizing the CASHNet payment module, ePayment, after September 30, 2011 and also an increase in payments processed at higher education institutions that were clients prior to September 30, 2011.  In particular, there were a number of schools that started utilizing ePayment during the fall semester of 2011 that now have a full nine months of utilization during the nine months ended September 30, 2012.

Higher Education Institution Revenue
The increase in higher education institution revenue was primarily due to our acquisition of Campus Labs in August 2012.  The Campus Labs product suite contributed approximately $1.0 million in revenue to our higher education institution revenue during the nine months ended September 30, 2012.  The remainder of the increase is primarily related to subscription revenue for our CASHNet suite of payment products as a result of sales of the CASHNet suite of payment products to new higher education institution clients over the course of the last twelve months.

Cost of Revenue

We generally expect cost of revenue to increase proportionally with our revenue as many of these costs are variable and associated with either the number of OneAccounts or the dollar volume of transactions processed through our CASHNet payment module.  During the nine months ended September 30, 2012, our cost of revenue increased at a higher rate than revenue, which resulted in a lower gross margin compared to the nine months ended September 30, 2011.  Consistent with the six months ended June 30, 2012, during the nine months ended September 30, 2012, our data processing costs and our provision for operational loss both increased at higher rates than our revenue growth.  The year over year increase in our provision for operational losses was lower through as of the nine months ended September 30, 2012 compared to the six months ended June 30, 2012. The increase in data processing costs is due to the increase in our number of OneAccounts exceeding the growth in overall transaction volume.

General and Administrative Expense

While we generally expect general and administrative expenses to increase at a slower rate than revenue, such expenses continued to increase at a slightly higher rate than our revenue growth during the nine months ended September 30, 2012.  The increase in general and administrative expenses was driven primarily by an increase in facilities and occupancy costs, including depreciation, as a result of our corporate headquarters being placed in service as of December 31, 2011, personnel related costs, professional fees and telecommunications costs. Our professional fees increase or decrease from time to time depending on specific business activities. We also experienced an increase in general and administrative expenses as a result of additional personnel from our acquisition of Campus Labs.

Product Development Expense

The increase in product development expense was primarily due to increases in personnel costs, due both to additional personnel hired in connection with our acquisition of Campus Labs and also in part to support the transition from an outsourced hosted platform for certain of our services to an internally hosted platform.

Sales and Marketing Expense

The decrease in sales and marketing expense was primarily due to a decrease of $9.2 million in non-cash, stock-based sales acquisition expense related to the vesting of certain shares issued in connection with the acquisition of EduCard, LLC.  The vesting time period related to the acquisition of EduCard, LLC expired at December 31, 2011 and therefore there are no subsequent additional associated expenses.  The decrease in non-cash stock-based sales acquisition expense was partially offset by increases in marketing efforts and higher employee compensation costs to support business growth, including incentives we provided to our customers to increase the amount of direct deposits we receive into the OneAccounts of our customers.

Interest Expense

The increase in interest expense was primarily due to an increase in outstanding borrowings under our Credit Facility, as defined below in “Liquidity and Capital Resources”, in connection with our acquisition of Campus Labs.  We borrowed $30.0 million under our Credit Facility, which was outstanding for the period after our acquisition of Campus Labs.

Other Income

We recorded $1.5 million of other income during the nine months ended September 30, 2011 as a result of the settlement agreement reached with the former stockholders of IDC.

Income Tax Expense

The increase in income tax expense was primarily due to the increase in net income before taxes as well as a non-taxable gain of $1.5 million recorded in the prior year.  The effective tax rates for the nine months ended September 30, 2011 and 2012 were 35.4% and 38.0%, respectively.  The non-taxable gain we recorded during the nine months ended September 30, 2011 resulted in a decrease of approximately 1.5 percentage points of our effective tax rate for that time period.  Our effective rate is expected to be between 37% and 39% for the 2012 fiscal year.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows from operations, borrowings under our Credit Facility and New Credit Facility, as defined below, and available-for-sale investments. As of September 30, 2012, we had $27.0 million in cash and cash equivalents, $0.2 million in available-for-sale investments and $20.0 million in borrowing capacity available under our Credit Facility. Our primary liquidity requirements are for working capital, capital expenditures, product development expenses and general corporate needs. Also, to the extent we consider it appropriate, we utilize our liquidity to purchase shares of our outstanding equity securities pursuant to our share repurchase program authorized by our board of directors.  As of September 30, 2012, we had working capital of $23.0 million.

Senior Secured Revolving Credit Facility

Higher One, Inc. established a senior secured revolving credit facility dated as of December 31, 2010, which we refer to as the Credit Facility. As of September 30, 2012, $30.0 million in borrowings were outstanding under the Credit Facility and $20.0 million remained available to us under the Credit Facility.

On October 16, 2012, HOI terminated the Credit Facility and entered into a new five-year senior secured revolving credit facility in an amount of $200.0 million, or the New Credit Facility.  All amounts outstanding under the Credit Facility were repaid in full using borrowings available under the New Credit Facility.  The New Credit Facility permits the issuance of letters of credit of up to $20 million and swing line loans of up to $10 million to fund working capital needs.  Loans drawn under the New Credit Facility are payable in a single maturity on October 16, 2017.

Each of HOH, HOMI, Real Estate Inc. and Real Estate LLC (or collectively, together with HOI, the Loan Parties) is a guarantor of HOI’s obligations under the New Credit Facility.  Loans drawn under the New Credit Facility are secured by a perfected first priority security interest in all of the capital stock of HOI and its domestic subsidiaries, and substantially all of each Loan Party’s tangible and intangible assets, including intellectual property.

At our option, amounts outstanding under the New Credit Facility accrue interest at a rate equal to either (i) the British Bankers Association LIBOR Rate, or BBA LIBOR, plus a margin of between 1.75% and 2.25% per annum (depending on our funded debt to EBITDA, as defined in the New Credit Facility, ratio) or (ii) a fluctuating base rate tied to the federal funds rate, the administrative agent’s prime rate and BBA LIBOR, subject to a minimum of 2%. Interest is payable on the last day of each interest period selected by us under the New Credit Facility and, in any event, at least quarterly.  We pay a commitment fee ranging from 0.25% and 0.375% on the daily average undrawn portion of revolving commitments under the New Credit Facility, which accrues and is payable quarterly in arrears.

The New Credit Facility contains certain affirmative covenants including covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral.  The New Credit Facility also contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of our business and engage in transactions with our affiliates.  In addition, the New Credit Facility contains certain financial covenants that require us to maintain EBITDA, as defined in the New Credit Facility on a consolidated basis for the prior four fiscal quarters of at least $50 million, a funded debt to EBITDA ratio of 2.50 to 1.00 or less between October 16, 2012 and December 31, 2014 and of 2.00 to 1.00 or less thereafter, and a fixed charge coverage ratio of at least 1.25 to 1.00.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the nine months ended September 30, 2011 and 2012:
	Nine Months Ended September 30,
	2011	2012	$ Change
	(unaudited)
	(in thousands)
Net cash provided by (used in):
Operating activities	$31,335	$38,451	$7,117
Investing activities	(24,390)	(48,627)	(24,237)
Financing activities	(7,987)	(1,865)	6,122
Change in cash and cash equivalents	(1,042)	(12,041)	(10,998)
Cash and cash equivalents, end of period	$33,442	$27,044	$(6,397)

The increase in net cash provided by operating activities was primarily comprised of a $7.1 million increase in the cash provided by changes in working capital accounts during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  During the nine months ended September 30, 2012, we received a federal tax refund which was recorded as a receivable as of December 31, 2011.

The increase in net cash used in investing activities primarily relates to our acquisition of Campus Labs in August 2012, offset by an increase in the sales and maturities of available for sale securities at the same time to finance a portion of the acquisition.

As of September 30, 2012, we have incurred approximately $32.8 million net of the grants, credits and subsidies on a project in which we rehabilitated two commercial buildings located in New Haven, Connecticut that now serve as our corporate headquarters.  We moved our headquarters into the redeveloped buildings at the end of 2011.  We have received approximately $14.2 million in grants, credits and subsidies as of September 30, 2012.

The cash used by financing activities was primarily related to our common stock repurchases of $37.6 million, which was offset by a borrowing under our Credit Facility of $30.0 million to fund a portion of the Campus Labs acquisition and approximately $5.7 million of cash benefit related to the exercise of stock options.

We believe that our cash flows from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next 24 months.

Supplemental Financial and Operating Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Adjusted EBITDA (1)	$18,218	$16,708	$54,195	$51,841
Adjusted net income (2)	$11,120	$9,259	$32,647	$29,502

Number of students enrolled at OneDisburse client higher education institutions at end of period	3,970	4,589	3,970	4,589

Number of students enrolled at all higher education institution clients at end of period	5,802	10,843	5,802	10,843

Number of OneAccounts at end of period	2,015	2,083	2,015	2,083

(1)           We define adjusted EBITDA as net income before interest, income taxes and depreciation and amortization, or EBITDA, further adjusted to remove the effects of (a) stock-based customer acquisition expense related to our grants of common stock in connection with our acquisition of EduCard, LLC in 2008, (b) cash-based customer acquisition expense related to the acquisition of Informed Decisions Corporation, or IDC, (c) stock-based compensation expense, (d) incremental expenses, certain of which are non-cash, directly related to merger and acquisition activities and (e) the gain we recorded in connection with the settlement of our litigation with the former stockholders of IDC. Neither EBITDA nor adjusted EBITDA should be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and adjusted EBITDA in the same manner as we do.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to EBITDA and adjusted EBITDA for each of the periods indicated:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net income	$8,468	$7,318	$24,264	$24,758
Interest income	(15)	(23)	(51)	(87)
Interest expense	66	185	196	402
Income tax expense	4,720	4,480	13,292	15,164
Depreciation and amortization	1,770	2,805	5,204	7,336
EBITDA	15,009	14,765	42,905	47,573
Stock-based and other customer acquisition expense	2,320	–	9,741	–
Stock-based compensation expense	889	901	3,049	3,226
Merger and acquisition related expenses	–	1,042	–	1,042
Other income	–	–	(1,500)	–
Adjusted EBITDA	$18,218	$16,708	$54,195	$51,841

 (2)           We define adjusted net income as net income, adjusted to eliminate (a) stock-based compensation expense related to incentive stock option grants and the gain we recorded in connection with the settlement of our litigation with the former stockholders of IDC and (b) after giving effect to tax adjustments, (1) stock-based compensation expense related to non-qualified stock option grants, (2) stock-based customer acquisition expense related to our grant of common stock in connection with our acquisition of EduCard, LLC in 2008, (3) cash-based customer acquisition expense related to the acquisition of IDC, (4) incremental expenses, certain of which are non-cash, directly related to merger and acquisition activities and (5) amortization expenses related to intangible assets and financing costs. Adjusted net income should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our adjusted net income may not be comparable to similarly titled measures of other organizations because other organizations may not calculate adjusted net income in the same manner as we do.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to adjusted net income for each of the periods indicated:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Net income	$8,468	$7,318	$24,264	$24,758

Stock-based and other customer acquisition expense	2,320	–	9,741	–
Stock-based compensation expense - incentive stock option grants	480	487	1,368	1,490
Stock-based compensation expense - non-qualified stock option grants	409	414	1,681	1,736
Merger and acquisition related expense	–	1,042	–	1,042
Other income	–	–	(1,500)	–
Amortization of intangibles	768	863	2,303	2,386
Amortization of deferred finance costs	18	34	54	102
Total pre-tax adjustments	3,995	2,840	13,647	6,756
Tax rate	38.2%	38.2%	38.2%	38.2%
Tax adjustment (a)	1,343	899	5,264	2,012
Adjusted net income	$11,120	$9,259	$32,647	$29,502

(a)           We have tax effected, utilizing our estimated statutory rate, all the pre-tax adjustments except for stock-based compensation expense for incentive stock options, which are generally not tax deductible and other income which is not tax deductible.

            The adjusted EBITDA and adjusted net income measures presented in this Quarterly Report on Form 10-Q may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements, in particular our Credit Facility and our New Credit Facility.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	5+ Years	All Other
	(in thousands)
Long-term debt obligations (1)	$37,633	$—	$—	$—	$37,633	$—
Operating lease obligations (2)	3,675	543	1,047	589	1,496	—
Purchase obligations (3)	13,403	2,348	5,486	5,569	—	—
Contingent consideration obligation (4)	15,800	2,650	13,150	—	—	—
Uncertain tax positions and related interest (5)	520	—	—	—	—	520
Total contractual obligations	$71,031	$5,541	$19,683	$6,158	$39,129	$520

(1)
We have a loan payable in the amount of $7,633 related to our New Markets Tax Credit financing which has a maturity date of 2041 and in which payments commence in 2019. We also had $30,000 outstanding under our Credit Facility, which in connection with having terminating such Credit Facility and entering into our New Credit Facility, is not due until October 2017.

(2)
We lease certain property in Oakland, California; Atlanta, Georgia and Buffalo, New York under non-cancelable operating leases. The leases in are due to expire in January 2016, September 2022 and March 2015, respectively.

(3)	Purchase obligations include minimum amounts committed under contracts for services.
(4)	We have a contingent consideration obligation based on revenues earned through 2013 and the obligation will be paid through February 2014.
(5)	We are unable to reasonably estimate the timing of such liability and interest payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

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

We believe the judgments, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:
•	Provision for operational losses;
•	Stock-based compensation;
•	Income taxes; and
•	Business combinations

For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2011.  At September 30, 2012, the only accounting policy that has had a material change compared to the Critical Accounting Policies described therein is with respect to business combinations as a result of our acquisition of Campus Labs in August 2012.

Business combinations

In recording the fair value of assets acquired and liabilities assumed in a business combination, we make estimates and assumptions regarding customer retention rates, discount rates and future revenues among other things.  The effect of these estimates and assumptions may be material to our financial statements.  Changes in these estimates would have an impact on the amount of value assigned to our assets acquired and therefore impact the amount of amortization that is recorded in future periods and the amount of goodwill recorded at the time of the business combination.

In August 2012, we acquired substantially all the assets of Campus Labs and under the acquisition method of accounting, the total fair value of consideration transferred was allocated to Campus Lab’s net tangible and intangible assets based on their estimated fair values as of August 7, 2012. In determining the fair value of these amounts, we made estimates regarding (i) the amount of future revenues to be derived from the technology in existence at the time of the acquisition, (ii) the amount of future revenues to be derived from the existing customers of Campus Labs at the time of the acquisition, (iii) the amount of revenues to be earned in 2013 which will determine the amount of our contingent consideration earn-out payment to be made to the former owners of Campus Labs, (iv) the period of time over which the technology in existence at the time of the acquisition will be replaced, (v) the operating margin to be earned in the future, and (vi) the appropriate discount rates to use for each acquired asset and liability.  In most cases, an increase in our expected future revenues would have the impact of increasing the value ascribed to our identifiable intangible assets and thereby increasing future amortization expense and decreasing the amount of goodwill recorded.  In the case of our contingent consideration arrangement, increases in expected future revenues would increase our contingent consideration liability and also the amount of goodwill recorded.  We utilized discount rates ranging between 16% and 19% to determine the fair value of the acquired intangible assets and contingent consideration liability.  Increases or decreases of 1% in the discount rate would not have a material impact on the amount of acquired intangible assets, contingent consideration liability or goodwill recorded in the transaction.

Our contingent consideration liability is considered a liability measured at fair value on a recurring basis which relies on unobservable inputs.  During the three and nine months ended September 30, 2012, $310 of unrealized losses were recorded as a result of the passage of time between the date the liability was established and the determination of fair value of the liability at the end of the reporting period.  We believe that the fair value of the liability, as measured at September 30, 2012, may diverge materially from the amount that we expect to pay to settle the liability as a result of the time that will pass between September 30, 2012 and when we make payments under the earn-out arrangement in 2013 and 2014.

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

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Other than as noted below, there have been no material changes in our principal market risk exposures from the information disclosed in our annual report on Form 10-K for the year ended December 31, 2011.

At September 30, 2012, we had total variable interest rate debt of $30.0 million. As of September 30, 2012, an increase in our interest rate of one percentage point would result in an increase in interest expense of approximately $0.3 million per year. We are currently at the lowest interest rate available under the terms of our Credit Facility and New Credit Facility and therefore will not experience a benefit from any decrease in variable interest rates.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2012. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting during the three months ended September 30, 2012 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

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

We are a defendant in certain similar putative class action lawsuits.  While the specific causes of action differ in each suit, plaintiffs generally allege, among other things, violations of state consumer protection statutes (predicated, in part, on alleged violations of Department of Education rules and violations of the federal Electronic Funds Transfer Act) and various common law claims.  Some cases also assert direct causes of action under the federal Electronic Funds Transfer Act.  The cases are as follows: Sherry McFall, et al. v. Higher One Holdings, Inc. et al.,filed on April 18, 2012 in the Central District of California, Western Division (subsequently dismissed, re-filed in Ventura County Superior Court on April 24, 2012, removed back to the Central District of California on June 29, 2012, and voluntarily dismissed by plaintiffs on July 27, 2012); Ashley Parker, et al. v. Higher One Holdings, Inc. et al., filed on July 3, 2012 in the United States District Court for the Northern District of Mississippi, Eastern Division; Jeanette Price et al. v. Higher One Holdings, Inc. et al., filed on July 27, 2012 in the United States District Court for the District of Connecticut; John Brandon Kent et al. v. Higher One Holdings, Inc. et al., filed on August 17, 2012 in the United States District Court for the Middle District of Alabama, Northern Division; Jonathan Lanham  et al. v. Higher One Holdings, Inc. et al., filed on October 2, 2012 in the United States District Court for the Western District of Kentucky, Louisville Division; and Jill Massey et al. v. Higher One Holdings, Inc. et al., filed on November 6, 2012 in the United States District Court for the Southern District of Illinois, East Saint Louis Division.  We have filed a motion with the Judicial Panel on Multidistrict Litigation asking the Panel to transfer to a single court all of the above cases (and any additional tag-along cases) for coordinated or consolidated pretrial proceedings.  (While the Lanham and Massey cases were not filed prior to our motion, we sought transfer of all tag-along cases and the Panel has been notified about the Lanham case and will be notified about the Massey case, as well as any additional tag-along cases.)  We believe the claims in each of these actions to be without merit. Although we plan to defend these matters vigorously, there can be no assurances of our success in these matters.

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

Earlier in the year, we received and responded to information requests from certain federal legislators.  These requests sought information related to our financial aid refund processing and the related services which we provide to students.  Certain federal legislators have also sent communications regarding similar matters to various federal agencies.  These inquiries or others could lead to further action by these or other governmental actors or agencies, including the introduction of legislation, which could have a material adverse effect on our business, financial condition and results of operations.

We depend on our relationship with higher education institutions and, in turn, student usage of our products and services for future growth of our business.

Our future growth depends, in part, on our ability to enter into agreements with higher education institutions. While we have experienced significant growth since 2002 in the number of our higher education institution clients, our contracts with these clients can generally be terminated at will and, therefore, there can be no assurance that we will be able to maintain these clients. We may also be unable to maintain our agreements with these clients on terms and conditions acceptable to us.  Further, the vast majority of the Campus Labs customer contracts contain a one-year term with no provision for automatic renewal.  In addition, we may not be able to continue to establish new relationships with higher education institution clients at our historical growth rate or at all. The termination of our current client contracts or our inability to continue to attract new clients could have a material adverse effect on our business, financial condition and results of operations.

Not only are establishing new client relationships and maintaining current ones critical to our business, but they are also essential components of our strategy for attracting new student customers, deepening the relationship we have with existing customers and maximizing customer usage of our products and services. A reduction in enrollment, a failure to attract and maintain student customers, as well as any future demographic or other trends that reduce the number of higher education students could materially and adversely affect our capability for both revenue and cash generation and, as a result, could have a material adverse effect on our business, financial condition and results of operations. For example, during the three and nine months ended September 30, 2012, we experienced a decrease in the proportion of OneAccounts that received a financial aid refund compared to the prior year periods. This decrease had a negative impact on our results of operations during the three and nine months ended September 30, 2012 and could have a further negative impact on our results of operations if this trend continues.

Our business and future success may suffer if we are unable to cross-sell our products and services.

A significant component of our growth strategy is dependent on our ability to cross-sell products and services to new and existing customers. In particular, our growth strategy depends on our ability to successfully cross-sell our disbursement, payments and data analytics services to clients that do not already use our entire suite of products. We may not be successful in cross-selling our products and services because our customers may find our additional products and services unnecessary or unattractive. Our failure to sell additional products and services to new and existing customers could have a material adverse effect on our prospects, business, financial condition and results of operations.

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

On May 1, 2012, ED published in the Federal Register a notice of intent to establish a negotiated rulemaking committee to draft proposed regulations designed to prevent fraud through the use of electronic fund transfers to students’ bank accounts, ensure proper use of federal financial aid funds; address the use of debit cards and other banking products for disbursing federal financial aid funds, and improve and streamline campus’ financial aid programs. We provided written and oral comments at a hearing held by ED in connection with the negotiated rulemaking process and have provided additional information to ED. In the event that new rules are promulgated which restrict or prohibit our ability to offer our current services to higher education institutions and students, our business, financial condition and results of operations could be materially and adversely affected.

FERPA. Our higher education institution clients are subject to FERPA, which provides with certain exceptions that an educational institution that receives any federal funding under a program administered by the Department of Education may not have a policy or practice of disclosing education records or “personally identifiable information” from education records, other than directory information to third parties without the student’s or parent’s written consent. Our higher education institution clients that use the OneDisburse services disclose to us certain non-directory information concerning their students, including contact information, student identification numbers and the amount of students’ credit balances. Additionally, our higher education institution clients that use Campus Labs products also share personally identifiable information with us.  We believe that our higher education institution clients may disclose this information to us without the students’ or their parents’ consent pursuant to one or more exceptions under FERPA. However, if the Department of Education asserts that we do not fall into one of these exceptions or if future changes to legislation or regulations required student consent before our higher education institution clients could disclose this information to us, a sizeable number of students may cease using our products and services, which could materially and adversely affect our business, financial condition and results of operations.

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

Electronic Fund Transfer Act; Regulation E. Our Bank Partners provide depository services for OneAccounts through a private label relationship. We provide processing services for OneAccounts for our Bank Partners. These services are subject to, among other things, the requirements of the Electronic Fund Transfer Act and the Bureau of Consumer Financial Protection’s Regulation E, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of ATMs, debit cards and certain other electronic banking services. We may assist our Bank Partners with fulfilling their compliance obligations pursuant to these requirements. See “Part I, Item 1A. Risk Factors—Fees for financial services are subject to increasingly intense legislative and regulatory scrutiny, which could have a material adverse effect on our business, financial condition, results of operations and prospects for future growth” of our annual report on Form 10-K for additional discussion. Failure to comply with applicable regulations could materially and adversely affect our business, financial condition and results of operations.

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

We have in the past acquired, and may in the future acquire, businesses, technologies, services, product lines and other assets. The successful integration of any business, technology, service, product line or other asset that we acquire in the future, on a cost-effective basis, may be critical to our future performance. If we do not successfully integrate a strategic acquisition, such as our recent acquisition of Campus Labs, or if the benefits of the transaction do not meet the expectations of financial or industry analysts, the market price of our common stock may decline. The amount and timing of the expected benefits of any acquisition, including potential synergies between our current business and the acquired business, are subject to significant risks and uncertainties. For example, through the Campus Labs acquisition, we now serve higher education institution clients in Canada. There are risks associated with operating in other countries and expanding our business internationally, including among other things maintaining regulatory and legal compliance in such international jurisdictions.

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

We substantially depend on the efforts, skill and reputations of our founders and senior management team, including Mark Volchek (Founder and Chief Executive Officer), Miles Lasater (Founder, President and Chief Operations Officer), Casey McGuane (Chief Service Officer) and Robert Reach (Chief Sales Officer). We do not currently maintain key person life insurance policies with respect to our executive officers. None of our executive officers have entered into employment agreements with us, leaving them free to terminate their involvement with us at any time and/or to pursue other opportunities. On June 30, 2012, Dean Hatton retired from his position as President and CEO and Mr. Volchek became CEO and Mr. Lasater became President in addition to continuing to serve as COO. Further, although we are actively recruiting for a new Chief Financial Officer, we have not yet filled that position and may not be able to find a suitable candidate for some time. The retirement of Mr. Hatton, the loss of any of our other executive officers or founders and delay or difficulty in recruiting and hiring a new Chief Financial Officer could have a material adverse effect on our ability to manage our company, growth prospects, business financial condition and results of operations.

Our business depends on a strong brand and a failure to maintain and develop our brand in a cost-effective manner may hurt our ability to expand our customer base.

Maintaining and developing the “Higher One®,” “OneDisburse®,” “CASHNet®” and “Campus Labs®” brands is critical to expanding and maintaining our base of higher education institution clients and student OneAccount holders. We believe the importance of brand recognition will increase as competition in our market further intensifies. Maintaining and developing our brands will depend largely on our ability to continue to provide high-quality products and services at cost effective and competitive prices, as well as after-sale customer service. While we intend to continue investing in our brands, we cannot predict the success of these investments. If we fail to maintain and enhance our brands, if we incur excessive expenses in this effort or if our reputation is otherwise tainted, including by association with the wider financial services industry, we may be unable to maintain loyalty among our existing customers or attract new customers, which could materially and adversely affect our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information regarding purchases of shares of our common stock made by us during the three months ended September 30, 2012:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2) (in thousands)

July 1 to July 31	–	–	–	$987

August 1 to August 31	730,440	$11.84	730,440	92,341

September 1 to September 30	481,155	12.78	481,155	86,193

(1) No shares were repurchased other than through our publicly-announced repurchase programs.  Our initial share repurchase program was announced on August 23, 2011 and allowed for the repurchase of up to $40 million of our issued and outstanding shares of common stock through September 7, 2012.  On August 1, 2012, our board of directors authorized a new share repurchase program pursuant to which we may repurchase up to an additional $100 million of our issued and outstanding shares of common stock through August 15, 2013.

(2) As of September 30, 2012, approximately $86,193 was available under our publicly announced share repurchase program.  The timing, price, quantity, and manner of the purchases to be made are at the discretion of management upon instruction from our board of directors, depending upon market conditions.  The repurchase of shares in any particular future period and the actual amount thereof remain at the discretion of our board, and no assurance can be given that shares will be repurchased in the future.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description
10.1	Asset Purchase Agreement between Higher One, Inc., Campus Labs, LLC, Eric Reich and Michael Weisman, dated August 7, 2012.
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.1	Certificate of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certificate of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
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

Date: November 8, 2012

Higher One Holdings, Inc.
/s/ Mark Volchek
Mark Volchek
Chief Executive Officer (Duly authorized officer and principal executive officer)

/s/ Jeffrey Wallace
Jeffrey Wallace
Vice President, Finance (Duly authorized officer and principal financial officer)