Form 10-K
period 2012-12-31
Higher One Holdings, Inc.
filed 2013-03-04
CIK 1486800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

203-776-7776
(Registrant's Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant's common equity held by non-affiliates based upon the last sale price of the common equity reported on the New York Stock Exchange on June 30, 2012, was approximately $596.8 million.

There were 46,331,165 shares of the registrant's common stock outstanding as of February 27, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2012. Portions of the proxy statement are incorporated herein by reference to the following parts of the Annual Report on Form 10-K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance;
Part III, Item 11, Executive Compensation;
Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence;
Part III, Item 14, Principal Accountant Fees and Services

HIGHER ONE HOLDINGS, INC.

YEAR 2012
FORM 10-K ANNUAL REPORT

PART I		2

Item 1.	Business	2

Item 1A.	Risk Factors	9

Item 1B.	Unresolved Staff Comments	17

Item 2.	Properties	17

Item 3.	Legal Proceedings	17

Item 4.	Mine Safety Disclosures	18

PART II		19

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19

Item 6.	Selected Financial Data	20

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 8.	Financial Statements and Supplementary Data	34

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	34

Item 9A.	Controls and Procedures	34

Item 9B.	Other Information	34

PART III		35

Item 10.	Directors, Executive Officers and Corporate Governance	35

Item 11.	Executive Compensation	35

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35

Item 13.	Certain Relationships and Related Transactions, and Director Independence	35

Item 14.	Principal Accountant Fees and Services	35

PART IV		36

Item 15.	Exhibits and Financial Statement Schedules	36

Consolidated Financial Statements		F-1

Exhibit Index

EX-2.13
EX-2.14
EX-10.26
EX-10.27
EX-10.28
EX-10.29
EX-10.30
EX-10.31
EX-21.1
EX-23.1
EX-31.1
EX-32.1
EX-101.INS
EX-101.SCH
EX-101.CAL
EX-101.DEF
EX-101.LAB
EX-101.PRE

FORWARD-LOOKING INFORMATION

This annual report on Form 10-K contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "should" and similar expressions are intended to identify forward-looking statements. The factors discussed under "Item 1A. Risk Factors," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. We expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

We use the terms the "Company," "we," "us" and "our" in this annual report on Form 10-K to refer to Higher One Holdings, Inc. and its subsidiaries, unless the context requires otherwise.

PART I

Item 1.	Business
We are a leading provider of technology-based refund disbursement, payment processing and data analytics services to higher education institutions and students. We also provide campus communities with convenient and student-oriented banking services, which include extensive user-friendly features, through our bank partners.
The disbursement of financial aid and other refunds to students is a highly regulated, resource-consuming and recurrent obligation of higher education institutions. The student disbursement process has historically been mainly paper-based, costly and inefficient at most higher education institutions. Institutions face increasing pressure to improve administrative efficiency and the quality of service provided to students, to streamline regulatory compliance in respect of financial aid refunds and to reduce expenses.
We believe our products provide significant benefits to both higher education institutions as well as their campus communities, including students. For our higher education institution clients, we offer our OneDisburse® Refund Management® funds disbursement service. Our disbursement service facilitates financial aid and other refunds to students, while simultaneously enhancing the ability of our higher education institution clients to comply with the federal regulations applicable to financial aid transactions. By using our refund disbursement service, our clients save on the cost of handling disbursements, improve related business processes, increase the speed with which students receive their refunds and help ensure their ability to comply with applicable regulations.
Students at institutions that use the OneDisburse service may choose to have their refunds delivered via ACH transfer to any bank account, via paper check or via direct deposit to a OneAccount. The OneAccount is an optional Federal Deposit Insurance Corporation, or FDIC,-insured deposit account serviced by Higher One and provided by our bank partners.  Campus community members that opt to open a OneAccount may use their Higher One debit MasterCard® to make purchases and withdraw money from Higher One ATMs. The OneAccount is cost competitive and tailored to the campus communities that we serve, providing students with convenient and fast access to disbursement funds.
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
 We purchased substantially all of the assets of Campus Labs, LLC in August 2012 and began offering the Campus Labs® suite of data analytics products to higher education institutions during the third quarter of 2012.
Higher One, Inc., or HOI, was founded in 2000 on a college campus. Higher One, Inc., our principal operating subsidiary, directly or indirectly runs all of our business lines. In July 2008, Higher One, Inc. formed Higher One Holdings, Inc., a Delaware corporation, or HOH, which is now the holding company for all of our operations. In November 2009, we acquired Informed Decisions Corporation, or IDC, (doing business as CASHNet), which we renamed Higher One Payments, Inc. and was subsequently merged into Higher One, Inc.  Higher One, Inc. owns Higher One Machines, Inc., a Delaware corporation, or HOMI, which performs certain operational functions. Higher One, Inc. also owns Higher One Real Estate, Inc., a Delaware corporation, or Real Estate Inc., and its subsidiary, Higher One Real Estate SP, LLC, a Delaware limited liability company, or Real Estate LLC, both of which were formed to hold certain of our real estate. In 2012, we formed Higher One Financial Technology Private Limited, an Indian entity of which Higher One, Inc. and Higher One Machines, Inc. collectively own 99%, to perform certain operational support functions.
Our Strategy
We believe that there is opportunity to continue to achieve significant future growth. We intend to continue to increase revenue and profitability by strengthening our position as a leading provider of technology services to the higher education industry. Key elements of our growth strategy include:
•	Expanding the number of contracted higher education institutions;
•	Increasing OneAccount usage, including incentivizing primary checking account usage;
•	Cross-selling our existing products and services;
•	Enhancing and extending our products and services; and
•	Pursuing strategic partnerships and opportunistic acquisitions.
Products and Services
We provide products and services to two distinct, but related target markets: higher education institutions and students.
Products and Services for Higher Education Institutions
We provide our higher education institution clients with an integrated suite of products and services. These include our OneDisburse service, our payment suite and other financial services.
OneDisburse Refund Management
Our OneDisburse Refund Management service is a turnkey solution that provides higher education institution clients with a comprehensive technology service for streamlining the student refund disbursement process. Following the payment of their tuition and other school-related expenses, many students receive residual financial aid disbursements to cover non-academic school expenses, such as living expenses, and books. Students also receive disbursements, such as a refund following withdrawal from a course or other miscellaneous fees. Higher education institutions have typically processed these refund disbursements by preparing and distributing paper checks, which is both time consuming and costly for institutions and slow and inconvenient for students. After a higher education institution purchases the OneDisburse service, the institution sends the full amount of each student's disbursement to us and we then forward the funds to the student in accordance with the student's instructions. For students with OneAccounts, disbursements are generally made by electronic transfers to their OneAccounts. By partnering with us to provide refund disbursements and related processes, including the student/customer service function, our clients reduce their time and cost spent on handling disbursements, improve the related business processes and increase convenience for students. In addition to saving time and costs for our clients, the OneDisburse service is designed to ensure that the refund disbursement process is compliant with all applicable federal regulations, thereby providing our clients with compliance monitoring services, which eases their administrative and regulatory burden. The OneDisburse service also has a number of features that benefit students receiving refunds, including convenient and fast processing of refunds and notifications via email or text message of incoming refund disbursements. As of December 31, 2012, more than 600 campuses serving more than 4.6 million students had contracted to use the OneDisburse service.

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
MyPaymentPlan. Our MyPaymentPlan product enables higher education institutions to personalize students' payment plans in order to better meet the individual needs of each student. In particular, MyPaymentPlan offers campus administrators the ability to tailor payment plan rules and fees; access the status and history of each student's account; and calculate the due date and payment schedule for each student.  We also offer MyPaymentPlan+, where we fully administer all or most aspects of payment plans on behalf of institutions.
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
Cashiering. Our Cashiering product enables higher education institutions to operate and manage their cashiering functions, back office payments and campus-wide departmental deposits. In particular, Cashiering allows: institutions to process walk-in and mail payments at any cashier's office on campus; departments to allocate deposits to specific general ledger accounts in a paperless environment; and multiple locations to receive any information that is downloaded into the CASHNet database.
Campus Labs Data Analytics Suite
In 2012, we purchased substantially all of the assets of Campus Labs, LLC and began offering the Campus Labs suite of data analytics products during the third quarter.  Campus Labs has become a leading platform and service provider for assessment in higher education and is presently the only specialized, comprehensive assessment program that combines data collection, reporting, organization, and campus-wide integration.
Compliance Assist. Our Compliance product is a fully integrated and comprehensive online solution for managing institutional research, planning and accreditation needs. We provide institutions with innovative web solutions to organize and present planning, assessment, and accreditation reports.

Baseline. Our Baseline product provides our higher education institution clients with technology, resources, and expert consultation to create an integrated, coordinated, and comprehensive assessment approach across their campuses. Accessible to all higher education institution stakeholders, Baseline was designed to connect and translate assessment data for the purposes of improving the student experience both inside and outside the classroom. Baseline allows campuses to measure learning, document student involvement, and inform strategic directions. Through assessment and reporting tools, divisions and departments at institutions can collect direct and indirect measures of learning, benchmark with peers and use assessment results to improve programs and services.

CollegiateLink. Our CollegiateLink product provides tools for managing student organizations and encouraging growth and development as students engage in co-curricular activities. CollegiateLink can also be utilized in areas outside of student activities and across an institution in order to achieve a variety of needs related to the student experience.

Beacon. Our Beacon product helps institutions utilize data in supporting student success. Beacon is a web-based solution focusing on six factors that are the strongest predictors of student retention and persistence, asking students questions about everything from their social skills and confidence levels to their attitude toward learning. By measuring cognitive ability as well as non-cognitive skills, Beacon is able to classify each student, produce reports for students and advisors, and recommend campus-wide resources for at-risk students.

Course Evaluations. Our Course Evaluation platform provides faculty and administrators with advanced evaluation tools and reporting capabilities to easily integrate course evaluation data into program planning, decision-making, and administrative review processes.

 Other Products and Services

•	OneDisburse® ID. We offer our higher education institution clients the option to combine our debit card with the institution's ID cards. If an institution elects this option, we provide its students with a debit MasterCard ATM card that also serves as their official campus identification.

•	OneDisburse® Payroll. Our OneDisburse® Payroll product can quickly and efficiently distribute payroll and other employee-related payments through the OneDisburse® platform.

•	OneDisburse® PLUS. Our OneDisburse® PLUS product enables institutions to distribute Parent PLUS loan refunds to parents on behalf of the institution.

•	Financial Intelligence. Our Financial Intelligence product delivers financial literacy to students at higher education institutions that can be purchased by the institution and offered directly to students through the institution's existing Higher One co-branded website. This product offers students an online class that uses game based learning to help teach financial literacy.

•	Vendor Pay. Our VendorPay service, launched in 2012, helps institutions simply their accounts payable disbursements by eliminating paper checks and providing increased security.

•	Alert! Our Alert! product, launched in early 2013, is an optional feature within our OneDisburse Refund Management service that helps institutions identify potential instances of fraud. Alert! leverages an institution's data by comparing it against other institutions' data and proactively identifies suspect enrollments and applications through data analytics.

Products and Services for Students – The OneAccount

Offered through our bank partners, our OneAccount product provides students, as well as faculty, staff and alumni, with FDIC-insured online checking accounts. For students, there is no monthly fee and no minimum balance requirement. In 2012, we announced a $3.95 monthly fee, which can be waived by having a minimum monthly direct deposit of $100, for non-student accountholders.

We provide OneAccount holders with a debit MasterCard ATM card. Accountholders can use their debit MasterCard instead of cash or writing checks to make purchases wherever MasterCard is accepted. Many accountholders also use their debit MasterCard to pay bills automatically, send money instantly to other OneAccount holders and have access to Higher One ATMs located on or near our client institutions' campuses with no fee to OneAccount holders.

The OneAccount includes features designed to provide students with powerful, convenient, user-friendly tools to manage their finances, such as free balance updates via text messaging, mobile low balance alerts, a cash-back rewards program, a mobile banking app, a mobile deposit feature and a scan deposit feature. Other customized features of the OneAccount include: "Campus Auto-Load," which allows students to set up automatic funds transfers to campus declining balance accounts, and the "Request Money" and "Send Money" features, which allow students to request money from parents and provides parents with a mechanism to make person-to-person payments into students' OneAccounts, respectively.

We also offer OneAccount Premier and OneAccount Edge, which we launched in 2012 to replace OneAccount Flex. These accounts offer different fee structures and features that are designed to provide students with more choice and incentivize primary account usage. OneAccount Premier enables accountholders to access over 38,000 Allpoint® ATMs and offers additional features and services for a monthly fee of $5.95 that is waived if an accountholder sets up monthly direct deposit of $300.  OneAccount Edge accountholders are assessed only one monthly fee of $4.95 and are charged no additional fees by Higher One.

As of December 31, 2012, there were approximately 2.0 million OneAccounts, inclusive of OneAccount Premier and OneAccount Edge.

Sales and Marketing

Our sales and marketing efforts separately target our two key markets: higher education institutions and students.

Higher Education Institutions

Our dedicated and experienced sales team actively markets our products and services to higher education institutions in the United States. This team identifies potential new clients through a variety of channels, including higher education regional and national tradeshows, existing client showcase events and word-of-mouth referrals. The sales process typically includes an extended solicitation period that usually includes phone conversations, in-person presentations and formal proposals to various levels of administrators. Our primary points of contact are generally an institution's chief financial officer, bursar or chief technology officer.

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

Students

Once we enter into a contract with a higher education institution for the OneDisburse service, we begin working with the institution to educate students about making a refund preference selection and Higher One's consumer products and services. Our consumer-marketing department conducts marketing efforts with a primary goal of increasing awareness and usage of our products and services, including each of the student-oriented products and services described above.

We work closely with our higher education institution clients to prepare students for the refund disbursement process and to communicate the benefits of our products and services through school-branded communications and literature. Typically, we will send information to parents and incoming students soon after their admission applications are accepted by the school and during student orientation. We generally contact returning students before the beginning of a new semester and place signs in strategic campus locations such as bookstores, student centers, dining halls, athletic facilities and cash dispensers to increase awareness of our products and services. Before we introduce our OneDisburse service to a new higher education institution client, we frequently implement a word-of-mouth program through which selected students volunteer to use our service and provide word of mouth marketing and education to other students on campus. In an effort to strengthen our relationships with students, we often sponsor and support on-campus events and create co-branded websites with the higher education institutions. Our higher education institution clients provide us with student email addresses that we commonly use to communicate with students about our products and services. We use email and on-campus orientation events to distribute tips and other information to improve students' financial literacy, such as explaining how a checking account works, how to protect against security breaches and how to avoid excessive fees.

Customer and Client Service

We are dedicated to addressing the needs of both our higher education institution clients and our student customers and accountholders. We believe that our multi-pronged approach to providing cost-effective customer service helps make us an industry-leader in customer satisfaction.

Higher Education Institutions

We believe we enhance our sales and marketing efforts by providing reliable after-sale service. Our dedicated client-service employees are focused on servicing our higher education institution clients.

We provide higher education institution clients with a variety of service touch points, which may include a dedicated project manager and relationship manager, OneSupport, our client support for managers and administrative staff at our higher education institutions, and the Higher One User Group, or HUG, client conference we hold regularly. Our dedicated relationship managers are responsible for ensuring we maintain a strong relationship with each of our institution clients and for assisting, supporting and providing updates on the quality and use of our services. OneSupport is designed to address a range of client issues from client-specific technical questions to client service matters that require management's attention. During our HUG conferences, clients can meet in-person with our management and staff to learn about new features and products, updates to current offerings and build long-lasting personal relationships.

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

Bank Partners

In 2011, we began transitioning to a multi-bank partner strategy with respect to bank partners that provide depository services for our OneAccounts and other banking functions. We have since entered into agreements with Urban Trust Bank, a federal savings bank, or UTB, WEX Bank (formerly known as Wright Express Financial Services Corporation), a Utah industrial bank, or WEX, and Cole Taylor Bank, an Illinois chartered bank, or Cole Taylor to provide these services. We refer to these banks collectively as our Bank Partners.

Under the agreements, our Bank Partners collectively perform various banking functions, including providing and maintaining demand deposit or negotiable order of withdrawal accounts, processing wire transfers, supplying cash for our ATMs, issuing cards and performing various corresponding bank services. We provide processing and other administrative services, including customer services, and maintain responsibility for the technology-related aspects of the OneAccounts. Our Bank Partners' primary compensation is to retain the investment returns earned on OneAccount deposits. We may earn from each institution a monthly processing fee based on amounts deposited in OneAccounts and prevailing interest rates. We are required to keep certain minimum deposit balances. Each of the respective agreements has an initial term of five years, after which each agreement will automatically renew for additional three-year terms unless either party cancels subject to customary notice periods.

On February 8, 2013, we agreed to a mutual termination with Cole Taylor of our Deposit Processing Services Agreement, effective August 30, 2013. We plan to move the functions and services performed by Cole Taylor to our Bank Partners or other bank partners, and may add additional bank partners as necessary.

Fiserv Solutions, Inc.

Fiserv Solutions, Inc., or Fiserv, provides back-end account and transaction data processing for OneAccounts and debit MasterCard transactions, including core processing, ACH processing, issuance authorization and settlement, ATM driving and related services. We began our relationship with Fiserv in November 2001 and signed a new agreement in 2012 that is scheduled to expire in 2017. Thereafter, unless either party cancels, our agreement will automatically renew for successive three year terms. We pay Fiserv a monthly fee for services rendered and related software licenses.

MasterCard International Incorporated

MasterCard International Incorporated, or MasterCard, provides the payment network for our debit MasterCard ATM cards and certain other transactions, including for SmartPay. In 2012, we signed a new exclusive agreement with MasterCard for the issuance and marketing of debit cards through 2017. We arrange for the marketing of both embossed and unadorned MasterCard debit cards. We receive various incentives from MasterCard for achieving growth targets in the issuance and promotion of our cards.

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

Verizon Terremark

Verizon Terremark (formerly Terremark North America, Inc.) provides web and application hosting services in secure data centers. Verizon Terremark provides various managed services including security, network, cooling, power, hardware and other services to host our proprietary applications. Verizon Terremark is certified as compliant with Payment Card Industry's, or PCI, standards and has a business continuity plan. Under our standing agreement, we occasionally purchase computer hardware and software from Terremark, and we compensate Terremark on a monthly basis for services rendered. In connection with our capitalized information technology in-sourcing project, which includes ours data centers, we are considering a transition away from the services that Terremark provides to us.

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

CampusLabs.com

The Campus Labs web application provides an integrated platform for the various Campus Labs modules to provide for a better customer experience. Interfaces include mobile and desktop website for students and administrators. Integration with outside systems is accomplished via a number of methods including over the web.

Technology Audits

Our development team, consisting of both in-house and third party contractor team members, develops and tests our proprietary software applications, including our regular software releases. Since 2006, we have conducted technology audits that are designed to identify weaknesses in our information technology infrastructure and to provide recommendations for how to improve it. We incorporate the audit findings into our strategic planning process. Additionally, our CASHNet payment suite was most recently certified as PCI-compliant in January 2013. Most of our critical systems have internal redundancy functions and often include secondary sites.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other agreements and technical measures to protect our technology and intellectual property rights, including our proprietary software.

We have four registered patents and several patent applications in the United States relating to our products and services. In addition, we use a variety of unregistered trademarks and have several registered trademarks in the United States, including Higher One®, OneDisburse®, Refund Management®, CASHNet® and Campus Labs®. Our domain names include "HigherOne.com," "HigherOneSupport.com," "HigherOneAccount.com", "CASHNet.com" and "CampusLabs.com" and our proprietary software includes both internal and customer facing applications. See "Part I, Item 1. Business—Technology" of this report. Finally, we also license certain intellectual property from third parties.

Our issued patents expire in 2023 and 2024. Our trademark registrations have various expiration dates, but, subject to applicable law at the time, our trademark registrations generally can be renewed or otherwise extended on an ongoing basis based on proper use and formal renewals.

Although our business is not dependent on any single item of our intellectual property portfolio, and no item of our intellectual property is material to the operation of our business, we believe that our intellectual property provides a competitive advantage, and from time to time we have taken steps to enforce our intellectual property rights. See "Part I, Item 3. Legal Proceedings" of this report.

Competition

We do not believe there is a competitor that provides a suite of products and services to the higher education industry that is as comprehensive, integrated and tailored as ours. However, the market for payment services in the higher education industry is competitive. Other companies, including SLM Corporation (Sallie Mae), Nelnet, Inc., PNC Financial Services Group, Inc. and TouchNet Information Systems, Inc., provide refund or payment software, products and services that are competitive to those that we offer. For student banking and debit card services, we compete with national and regional banks and credit unions.  Companies such as TaskStream, LLC, Tk20, Inc. and Nuventive LLC offer data analytics products and services in the higher education industry.

While many of our competitors have substantially greater financial and other resources than we have, may in the future offer a wider range of products and services and may use advertising and marketing strategies that achieve broader brand recognition, we believe that our products and services remain competitive in their respective markets. In particular, we believe that the functionality and service provided by our OneDisburse, CASHNet and Campus Labs suites of products provide us with a competitive advantage, while the pricing of, and services provided for, our retail banking products are competitive with those of other providers. We continue to enhance our offerings and augment our services through increased customization and creating more personalized options for school administrators.

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

Higher Education Regulations

Because of the services we provide to some institutions with regard to the handling of Title IV funds, the U.S. Department of Education, or ED, may deem us to be a "third-party servicer" under the Title IV regulations. Those regulations require a third-party servicer annually to submit a compliance audit conducted by outside independent auditors that covers the servicer's Title IV activities. Each year we submit a "Compliance Attestation Examination of the Title IV Student Financial Assistance Programs" audit to ED, which includes a report by an independent audit firm. In addition, the yearly compliance audit submission to the ED provides comfort to certain of our higher education institution clients that we are in compliance with the third-party servicer regulations that may apply to us. We also provide this compliance audit report to clients upon request to help them fulfill their compliance audit obligations as Title IV participating institutions.

Under ED's regulations, a third party servicer that contracts with a Title IV institution acts in the nature of a fiduciary in the administration of Title IV programs. Among other requirements, the regulations provide that a third-party servicer is jointly and severally liable with its client institution for any liability to ED arising out of the servicer's violation of Title IV or its implementing regulations, which could subject us to material fines related to acts or omissions of entities beyond our control. ED is also empowered to limit, suspend or terminate the violating servicer's eligibility to act as a third-party servicer and to impose significant civil penalties on the violating servicer.

On May 1, 2012, ED published in the Federal Register a notice of intent to establish a negotiated rulemaking committee to draft proposed regulations designed to prevent fraud through the use of electronic fund transfers to students' bank accounts, ensure proper use of federal financial aid funds; address the use of debit cards and other banking products for disbursing federal financial aid funds, and improve and streamline campus' financial aid programs. We provided written and oral comments at a hearing held by ED in May 2012 in connection with the negotiated rulemaking process and have provided additional information to ED. There have been no material developments with respect to the negotiated rulemaking process since the hearing was held.

Our higher education institution clients are subject to FERPA, which provides with certain exceptions that an educational institution that receives any federal funding under a program administered by the Department of Education may not have a policy or practice of disclosing education records or "personally identifiable information" from education records, other than directory information to third parties without the student's or parent's written consent. Our higher education institution clients disclose to us certain non-directory information concerning their students, including contact information, student identification numbers and the amount of students' credit balances pursuant to one or more exceptions under FERPA.

Additionally, as we are indirectly subject to FERPA, we may not permit the transfer of any personally identifiable information to another party other than in a manner in which an educational institution may disclose it. While we believe that we have adequate policies and procedures in place to safeguard against the risk of disclosure of this information to third parties, a breach of this prohibition could result in a five-year suspension of our access to the related client's records. We may also be subject to similar state laws and regulations that restrict higher education institutions from disclosing certain personally identifiable information of students.

Banking Regulations

Our Bank Partners are depository institutions that perform banking-related functions, including providing and maintaining checking accounts for OneAccounts. Funds held in accounts at our Bank Partners are insured by the FDIC up to applicable limits. As FDIC-insured depository institutions, our Bank Partners are subject to comprehensive government regulation and supervision and, in the course of making their services available to our customers, we are required to assist our Bank Partners in complying with certain of their regulatory obligations. Among other laws and regulations, the anti-money laundering provisions of the USA PATRIOT Act require that customer identifying information be obtained and verified whenever a bank account is established. For example, because we facilitate the opening of checking accounts at our Bank Partners on behalf of our customers, we assist our Bank Partners in collecting the customer identification information that is necessary to open an account. In addition, both we and our Bank Partners are subject to the laws and regulations enforced by the Office of Foreign Assets Control, or OFAC, which prohibit U.S. persons from engaging in transactions with certain prohibited persons. As a service provider to insured depository institutions, we are required under federal law to agree to submit to examination by our Bank Partners' primary federal regulators, which are the FDIC in the case of WEX, the Office of the Comptroller of the Currency, or the OCC, in the case of UTB and the Federal Reserve in the case of Cole Taylor. We also are subject to audit by our Bank Partners to ensure that we appropriately comply with our obligations to them. Failure to comply with our responsibilities could negatively affect our operations. Our Bank Partners are required under our respective agreements to, and we rely on our Bank Partners' abilities to, comply with state and federal banking regulations.

Our Bank Partners provide depository services for OneAccounts through a private label relationship. We provide processing services for these OneAccounts. These services are subject to, among other things, the requirements of the Electronic Fund Transfer Act and the Bureau of Consumer Financial Protection's Regulation E, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of ATMs, debit cards and certain other electronic banking services. Regulation E, among other things, requires initial disclosures of the terms and conditions of electronic fund transfers, dissemination of periodic statements to consumers for each monthly cycle in which an electronic fund transfer has occurred and prompt investigation and resolution of reported errors in electronic funds transfers. Regulation E also provides for limits on customer liability for transactions made with lost or stolen debit cards based upon the timeliness of the customer's notification of the loss or theft. We promptly investigate and seek to resolve any reported errors related to the electronic banking services provided to our customers.

Regulation E prohibits a financial institution from assessing an overdraft fee for paying ATM and one-time debit card transactions that overdraw a consumer's account, unless the consumer affirmatively consents, or opts in, to the institution's payment of overdrafts for these services. We and our Bank Partners comply with this restriction, and we do not currently offer the opt-in feature to our customers for ATM or one-time debit card transactions.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, became law in 2010, increased the already substantial regulation and oversight of the financial services industry and imposed restrictions on the ability of firms within the industry, including us, to conduct business consistent with historical practices. Among other things, the Dodd-Frank Act created the Consumer Financial Protection Bureau, or the Bureau, to regulate any person engaged in a "financial activity" in connection with a consumer financial product or service, including those, such as us, that process financial services products and services. The Bureau has assumed regulatory authority for many of the consumer protection laws to which we and our Bank Partners are subject and may have direct supervisory authority over us. The Bureau has authority to issue and enforce regulations relating to consumer financial protection designed to prevent unfair, deceptive, and abusive practices in the offering of consumer financial products. On January 31, 2013, the Bureau published a Notice and Request for Information Regarding Financial Products Marketed to Students Enrolled in Institutions of Higher Education.  The Bureau is seeking information on how arrangements between higher education institutions and financial institutions could be structured to promote positive financial decision-making among young consumers and information regarding financial products and services that are offered to college students.  The Bureau is accepting responsive information and comments from the public until March 18, 2013.

The Dodd-Frank Act also required changes to the manner in which merchants accept and process certain debit- and credit-card transactions. Specifically, the Dodd-Frank Act, subject to certain exemptions, requires the Federal Reserve to impose limits on debit card interchange fees tied principally to the cost of processing the transaction, which may have the result of decreasing revenue to debit card issuers and processors. On October 1, 2011, the Federal Reserve's final rule implementing these limits on debit card interchange fees became effective. Issuers such as our Bank Partners that, together with their affiliates, have less than $10 billion in assets are exempt from the debit card interchange fee standards, although they are subject to the prohibitions on network exclusivity and routing restrictions. Nevertheless, it is anticipated that smaller issuers, such as our Bank Partners, may also be impacted. Some federal, state, and local government-administered payment programs that use debit cards are exempt from this interchange fee restriction.

Additionally, the Dodd-Frank Act permits merchants to offer a discount or other incentive to encourage use of one form of payment over another. Furthermore, the Dodd-Frank Act, as implemented by the Federal Reserve Board's final rule, prohibits an issuer or payment card network from restricting the number of payment card networks over which an electronic debit transaction may be processed to fewer than two unaffiliated networks, or restricting the ability of a merchant to direct the routing of electronic debit transactions over any of the networks that an issuer has enabled to process the electronic debit transactions. The Dodd-Frank Act also allows merchants to set minimum purchase thresholds for credit card transactions, provided such thresholds do not exceed $10, and it permits institutions of higher education and federal agencies – which constitute many of our clients – to impose maximum dollar amounts for credit-card purchases. Individual state legislatures are also reviewing interchange fees, and legislators in a number of states have proposed bills that purport to limit interchange fees or merchant discount rates or to prohibit their application to portions of a transaction.

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

We are subject, either directly or by virtue of our contractual relationship with our Bank Partners, to the privacy and security standards of the GLBA privacy regulations, as well as certain state data protection laws and regulations. The GLBA privacy regulations require that we develop, implement and maintain a written comprehensive information security program prescribing safeguards that are appropriate to our size and complexity, the nature and scope of our activities and the sensitivity of any personally identifiable information we access for processing purposes or otherwise maintain. As a service provider of our Bank Partners, we also are limited in our use and disclosure of the personal information we receive from our Bank Partners, which we may use and disclose only for the purposes for which it was provided to us, and consistent with such Bank Partner's own data privacy and security obligations. We also are subject to the standards set forth in guidance on data security issued by the Federal Financial Institution Examination Council, as well as the data security standards imposed by the card associations, including Visa, Inc. and MasterCard. In addition, we are subject to similar data security breach laws enacted by a number of states.

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

Regulatory Inquiry

Because our technology services are provided in connection with the financial products of our Bank Partners, our activities are occasionally reviewed by regulatory agencies to ensure that we do not impermissibly engage in activities that require licensing at the state or federal level or that otherwise may be deemed to be in violation of law. In the ordinary course of business, we receive letters and inquiries concerning the nature of our business as it applies to state "money transmitter" licensing and regulations from different state regulatory agencies. To date, we have cooperated with such inquiries by explaining the nature of our business, which, to our knowledge, has satisfied the inquiring authorities. We have from time to time provided certain information regarding our business and operations to state attorneys general, congressional members and various governmental agencies.

Our operations and the operations of our Bank Partners are subject to the jurisdiction and examination of federal, state and local regulatory authorities, including the FDIC with respect to WEX, the OCC with respect to UTB and the Federal Reserve with respect to Cole Taylor.

In February 2011, the New York Regional Office of the FDIC notified us that it was prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. We responded to the FDIC's notification and have been in regular dialogue with the FDIC since 2010. We voluntarily initiated a plan in December 2011 that provided credits to certain current and former customers that were previously assessed certain insufficient fund fees. As a result of this plan, we recorded a reduction in our revenue of approximately $4.7 million in 2011, which excludes the restitution of unpaid fees. The insufficient funds fees that were credited to customers under this plan were originally assessed beginning in 2008. Of the total charge of $4.7 million, an accrual of approximately $2.6 million was established for amounts which were not paid as of December 31, 2011. All amounts were paid to our customers as of March 31, 2012. On August 8, 2012, we received a Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty, or the Consent Order, dated August 7, 2012, issued by the FDIC to settle such alleged violations. Pursuant to the terms of the Consent Order, we neither admitted nor denied any charges when agreeing to the terms of the Consent Order. Under the terms of the Consent Order, we are required to, among other things, review and revise our compliance management system and, to date, we have already substantially revised our compliance management system. Additionally, the Consent Order provides for restrictions on the charging of certain fees. The Consent Order further provides that we shall make restitution to less than 2% of our customers since 2008 for fees previously assessed, which restitution has been substantially completed through the voluntary customer credit plan described above, and pay a civil money penalty of $110,000. As a result of the Consent Order and completion of the related examination, we believe that all material exposure related to this matter has been recorded and we do not expect any further losses as a result of this matter.

Employees

As of December 31, 2012, we had approximately 880 employees. In addition, during periods of peak activity, we add temporary staff to supplement our customer service department. None of our employees is a member of any labor union or subject to any collective bargaining agreement and we have never experienced any business interruption as a result of a labor dispute.

Executive Officers of the Registrant

The following table sets forth information about individuals who currently serve as our executive officers.

Name	Age	Title
Mark Volchek	35	Chief Executive Officer and Director
Miles Lasater	35	Chairman of the Board of Directors, President and Chief Operations Officer
Casey McGuane	38	Chief Service Officer
Robert Reach	56	Chief Sales Officer
Christopher Wolf*	51	Chief Financial Officer

* Christopher Wolf has been appionted Chief Financial Officer, effective March 5, 2013.

Set forth below is certain biographical information for each of these individuals.

Mark Volchek is one of our founders and currently serves as Chief Executive Officer. From 2002 until May 2012, he served as chairman of our board, and from 2002 until June 2012, he served as our chief financial officer. From 2000 to 2002, he served as our chief executive officer. Mr. Volchek is a founding officer of the Yale Entrepreneurial Society, a not-for-profit organization that promotes entrepreneurship among Yale students, faculty and alumni and served on its board from 1999 to 2010. Since 2007, Mr. Volchek has been the chairman of the board of the Tweed New Haven Airport Authority. Other past civic roles have included positions on the New Haven Economic Development Commission and the Regional Growth Partnership strategic planning committee. Mr. Volchek holds a BA and an MA in economics from Yale University.

Miles Lasater is one of our founders and has been our chief operations officer since 2000. Since July 2012, he has also served as our president. He has served as chairman of our board since May 2012. Mr. Lasater serves on the boards of Yale New Haven Hospital and SeeClickFix, a software-as-a-service company that provides a platform for governments and citizens to interact. Mr. Lasater has been a board member of the New Haven Port Authority and a member of Yale University's Advisory Committee on Investor Responsibility. He was a founding officer and board member of the Yale Entrepreneurial Society and has been a board member of the Yale Entrepreneurial Institute since 2008. Both are organizations at Yale University that promote entrepreneurship among Yale students, faculty and alumni. Mr. Lasater holds a BA in computer science from Yale University.

Casey McGuane has been our chief service officer since January 2009. From 2005 to 2008, Mr. McGuane was our senior vice president of client operations and, from 2000 to 2005, he was our vice president of client operations. Prior to joining Higher One in 2000, Mr. McGuane was a business manager for SPS, Inc., where he managed sales and operations in his region for commercial contracting projects. Since July 2009, Mr. McGuane has served as a director of the Connecticut Association of Human Services, a not-for-profit organization in Hartford, Connecticut, and has served as vice president of the board since 2012. Mr. McGuane holds a BA in psychology from the University of Rhode Island.

 Robert Reach has been our chief sales officer since 2009 and our vice president of sales from 2004 to 2009. From 1985 to 1990, Mr. Reach was the branch manager and national sales manager in the Financial Services Group for CompuServe and, from 1990 to 1995, he was the national sales manager in Lotus Development Corporations' One Source division. He also served as the vice president of sales for Metatec Corporation from 1995 to 1997. Additionally, from 2000 to 2001, Mr. Reach served as director of partner relations for HNC Software, an industry leader in credit card fraud prevention and analytic software. Mr. Reach holds a BA in English from Franklin and Marshall College.

Christopher Wolf will join Higher One as our chief financial officer, effective March 5, 2013. Our board appointed Mr. Wolf as chief financial officer on February 15, 2013. From 2007 to 2011, Mr. Wolf served as executive vice president and chief financial officer of publicly-traded Acxiom Corporation, where he had full responsibility for leadership of the corporate finance organization of this multinational marketing services and information management company. From 2011 to 2012, he served as executive vice president and chief financial officer of First Advantage Background Services, a privately held talent acquisition enterprise. Over the last two decades, he has held executive and senior advisory positions with Catalina Marketing Corporation and Boulder Brands Inc., among other companies. Mr. Wolf holds a BS in Accounting from Florida State University and a Master of Accounting degree from the University of North Carolina.

Available Information

The Securities and Exchange Commission, or SEC, maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov. We file annual reports, quarterly reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

The market for our products and services is competitive, continually evolving and, in some cases, subject to rapid technological change. Our disbursement services compete against all forms of payment, including paper-based transactions (principally cash and checks), electronic transactions such as wire transfers and Automated Clearing House, or ACH, payments and other electronic forms of payment, including card-based payment systems. Many competitors, including Sallie Mae, TouchNet Information Systems, Inc., PNC Financial Services Group, Inc. and Nelnet, Inc., provide payment software, products and services that compete with those we offer. In addition, our OneAccount, which we provide through our Bank Partners, also competes with banks active in the higher education market, including U.S. Bancorp and Wells Fargo & Company and national, regional and local banks. Future competitors may begin to focus on higher education institutions in a manner similar to us.

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

Our operations and the operations of our Bank Partners are subject to the jurisdiction and examination of federal, state and local regulatory authorities, including the FDIC, which is Wright Express FSC's primary federal regulator, the OCC, which is UTB's primary federal regulator, and the Federal Reserve Bank, which is Cole Taylor's primary federal regulator. Our business practices, including the terms of our products, are reviewed and approved by our Bank Partners and subject to both periodic and special reviews by such regulatory authorities, which can range from investigations into specific consumer complaints or concerns to broader inquiries into our practices generally. We and our Bank Partners are subject to ongoing and routine examination by the FDIC, OCC and Federal Reserve Bank.  If, as part of an examination or review, the regulatory authorities conclude that we are not complying with applicable laws or regulations, they could request or impose a wide range of remedies, including, but not limited to, requiring changes to the terms of our products (such as decreases in fees), the imposition of fines or penalties or the institution of enforcement proceedings or other similar actions against us alleging that our practices constitute unfair or deceptive acts or practices. As part of an enforcement action, the regulators can seek restitution for affected customers and impose civil money penalties. In addition, negative publicity relating to any specific inquiry or investigation or any related fine could adversely affect our stock price, our relationships with various industry participants, or our ability to attract new clients and retain existing clients, which could have a material adverse effect on our business, financial condition and results of operations.

In February 2011, the New York Regional Office of the FDIC notified us that it was prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. We responded to the FDIC's notification, and have been in regular dialogue with the FDIC since 2010. We voluntarily initiated a plan in December 2011, which provided credits to certain current and former customers that were previously assessed certain insufficient fund fees. As a result of this plan, we recorded a reduction in our revenue of approximately $4.7 million in 2011. The insufficient funds fees that are credited to customers under this plan were originally assessed beginning in 2008. Of the total charge of $4.7 million, an accrual of approximately $2.6 million was established for amounts which were not paid as of December 31, 2011. All amounts have been paid to our customers as of March 31, 2012. On August 8, 2012, we received a Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty, or the Consent Order, dated August 7, 2012, issued by the FDIC to settle such alleged violations.  Pursuant to the terms of the Consent Order, we neither admitted nor denied any charges when agreeing to the terms of the Consent Order. Under the terms of the Consent Order, we are required to, among other things, review and revise our compliance management system and, to date, we have substantially revised our compliance management system. Additionally, the Consent Order provides for restrictions on the charging of certain fees. The Consent Order further provides that we shall make restitution to less than 2% of our customers since 2008 for fees previously assessed, which restitution has been substantially completed through the voluntary customer credit plan described above, and pay a civil money penalty of $110,000.  While we believe that agreeing to the Consent Order reduces our risk with respect to the FDIC, we remain subject to the jurisdiction and examination of the FDIC and further action could be taken to the extent we do not comply with the terms of the Consent Order or if the FDIC were to identify additional violations of certain applicable laws and regulations.

In 2012, we received and responded to information requests from certain federal legislators.  These requests sought information related to our financial aid refund processing and the related services which we provide to students.  Certain federal legislators have also sent communications regarding similar matters to various federal agencies.  These inquiries or others could lead to further action by these or other governmental actors or agencies, including the introduction of legislation or new regulations, which could have a material adverse effect on our business, financial condition and results of operations.

The fees that we generate through our relationships with higher education institutions and their campus communities are subject to competitive pressures and are subject to change, which may materially and adversely affect our revenue and profitability.

We generate revenue from, among other sources, the banking services fees charged to our OneAccount holders, interchange fees related to purchases made through our debit and ATM cards, which our Bank Partners charge and remit to us, convenience fees from processing tuition payments on behalf of students, fees charged to our higher education institution clients and service fees that we receive from our Bank Partners based on amounts deposited in OneAccounts and prevailing interest rates.

In an increasingly price-conscious and competitive market, it is possible that to maintain our competitive position with higher education institutions, we may have to decrease the fees we charge institutions for our services. Similarly, in order to maintain our competitive position with our OneAccount holders, we may need to work with our Bank Partners to reduce or otherwise alter the structure of the banking services fees charged to our OneAccount holders.

MasterCard could reduce the interchange rates, which it unilaterally sets and adjusts from time to time, and upon which our interchange revenue is dependent. In addition, our OneAccount holders may modify their spending habits and increase their use of ACH relative to their use of Higher One debit MasterCard, as ACH payments are generally free, which could reduce the interchange fees remitted to us. Students may also become less willing to pay convenience fees when using our payment transaction services. If our fees are reduced as described above, our business, results of operations and prospects for future growth could be materially and adversely affected.

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

In 2010, the Dodd-Frank Act became law. The Dodd-Frank Act increased the already substantial regulation and oversight of the financial services industry and imposed restrictions on the ability of firms within the industry, including us, to conduct business consistent with historical practices. Among other things, the Dodd-Frank Act created the Bureau of Consumer Financial Protection, or the Bureau, to regulate any person engaged in a "financial activity" in connection with a consumer financial product or service, including those, such as us, that process financial services products and services. The Bureau has assumed regulatory authority for many of the consumer protection laws to which we and our Bank Partners are subject and may have direct supervisory authority over us. The Bureau also has authority to issue and enforce regulations relating to consumer financial protection designed to prevent unfair, deceptive, and abusive practices in the offering of consumer financial products.

The Dodd-Frank Act also required changes to the manner in which merchants accept and process certain debit- and credit-card transactions. Specifically, the Dodd-Frank Act, subject to certain exemptions, requires the Federal Reserve to impose limits on debit card interchange fees tied principally to the cost of processing the transaction, which may have the result of decreasing revenue to debit card issuers and processors. On October 1, 2011, the Federal Reserve's final rule implementing these limits on debit card interchange fees became effective. Issuers such as our Bank Partners that, together with their affiliates, have less than $10 billion in assets are exempt from the debit card interchange fee standards, although they are subject to the prohibitions on network exclusivity and routing restrictions. Nevertheless, it is anticipated that smaller issuers, such as our Bank Partners, may also be impacted. Some federal, state, and local government-administered payment programs that use debit cards are exempt from this interchange fee restriction.

Additionally, the Dodd-Frank Act permits merchants to offer a discount or other incentive to encourage use of one form of payment over another. Furthermore, the Dodd-Frank Act, as implemented by the Federal Reserve Board's final rule, prohibits an issuer or payment card network from restricting the number of payment card networks over which an electronic debit transaction may be processed to fewer than two unaffiliated networks, or restricting the ability of a merchant to direct the routing of electronic debit transactions over any of the networks that an issuer has enabled to process the electronic debit transactions. The Dodd-Frank Act also allows merchants to set minimum purchase thresholds for credit card transactions, provided such thresholds do not exceed $10, and it permits institutions of higher education and federal agencies – which constitute many of our clients – to impose maximum dollar amounts for credit-card purchases. Individual state legislatures are also reviewing interchange fees, and legislators in a number of states have proposed bills that purport to limit interchange fees or merchant discount rates or to prohibit their application to portions of a transaction.

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

The scope and impact of many of the Dodd-Frank Act's provisions, including those noted above, will continue to be determined through the rule making process. As a result, we cannot predict the ultimate impact of the Dodd-Frank Act on us or our Bank Partners at this time, nor can we predict the impact or substance of other future legislation or regulation. However, we believe that the Dodd-Frank Act, other changes in regulation, including the Regulation E changes summarized below, and legislation under consideration by the states, could affect how we and our Bank Partners operate by significantly reducing the interchange fees, ATM fees, non-sufficient fund fees, other banking services fees and convenience fees charged in respect of our services and that drive our financial results. These regulatory and legislative changes could also increase our costs, impede the efficiency of our internal business processes or limit our ability to pursue business opportunities in an efficient manner. The occurrence of any of these risks could materially and adversely affect our business, financial condition and results of operations.

We rely on our Bank Partners for certain banking services, and a change in the relationships with, or difficulties implementing our program with, our Bank Partners or their failure to comply with certain banking regulations could materially and adversely affect our business.

As the provider of FDIC-insured depository services for all of our OneAccounts, as well as other banking functions, such as supplying cash for our ATM machines, our Bank Partners provide third-party services that are critical to our student-oriented banking services. On February 8, 2013, we agreed to a mutual termination with Cole Taylor of our deposit Processing Services Agreement to be effective August 30, 2013. If we are unable to transition the functions performed by Cole Taylor Bank to another bank, we may not be able to continue offering the OneAccount in the same manner as we do now, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, if any material adverse event were to affect any of our Bank Partners or future bank partners, including, but not limited to, a significant decline in financial condition, a decline in the quality of service, loss of deposits, inability to comply with applicable banking and financial service regulatory requirements, systems failure or inability to pay us fees, our business, financial condition and results of operations could be materially and adversely affected. There is also a risk that the terms of our services agreement with future bank partners may not be as favorable to us as our current agreements. The aggregate impact of any of these risks could have a material adverse effect on our business, financial condition and results of operations.

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

Our future growth depends, in part, on our ability to enter into agreements with higher education institutions. While we have experienced significant growth since 2002 in the number of our higher education institution clients, our contracts with these clients can generally be terminated at will and, therefore, there can be no assurance that we will be able to maintain these clients. We may also be unable to maintain our agreements with these clients on terms and conditions acceptable to us.  Further, the majority of the Campus Labs customer contracts contain a one-year term with no provision for automatic renewal.  In addition, we may not be able to continue to establish new relationships with higher education institution clients at our historical growth rate or at all. The termination of our current client contracts or our inability to continue to attract new clients could have a material adverse effect on our business, financial condition and results of operations.

Not only are establishing new client relationships and maintaining current ones critical to our business, but they are also essential components of our strategy for attracting new student customers, deepening the relationship we have with existing customers and maximizing customer usage of our products and services. A reduction in enrollment, a failure to attract and maintain student customers, as well as any future demographic or other trends that reduce the number of higher education students could materially and adversely affect our capability for both revenue and cash generation and, as a result, could have a material adverse effect on our business, financial condition and results of operations. For example, during the second half of 2012, we experienced a decrease in the proportion of OneAccounts that received a financial aid refund compared to the prior year periods. This decrease had a negative impact on our results of operations during the second half of the year ended December 31, 2012 and could have a further negative impact on our results of operations if this trend continues.

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

There are risks associated with expanding our business and operations internationally.

In 2012, through our acquisition of substantially all of the assets of Campus Labs, we began providing and offering products and services to higher education institutions in Canada. We may look to expand our other products and services internationally in the future. We have no prior experience offering our products and services internationally. Additionally, in 2012, we formed an Indian subsidiary, Higher One Financial Technology Private Limited, to assist with certain technology development and operational support.  There are a variety of risks involved in such international expansion of our business and operations, including but not limited to risks that we will not be able to successfully navigate the business, legal, regulatory or other landscapes of the foreign jurisdictions where we seek to expand and that our investments in such expansion, which may come to be significant, may not yield the return that we intend.  If any of these risks were to materialize, it could have a material adverse effect on our business, financial condition and results of operations.

Global economic and other conditions may adversely affect trends in consumer spending, which could materially and adversely affect our business, financial condition and results of operations.

A decrease in consumer confidence due to the weakened global economy may cause decreased spending among our student customers and may decrease the use of the OneAccount. Increases in college tuition alongside stagnation or reduction in available financial aid may also restrict spending among college students and the size of disbursements, reducing the use of the OneAccount and demand for our disbursement services, which could materially and adversely affect our business, financial condition and results of operations.

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

We substantially depend on the efforts, skill and reputations of our founders and senior management team, including Mark Volchek (Founder and Chief Executive Officer), Miles Lasater (Founder, President and Chief Operations Officer), Casey McGuane (Chief Service Officer) and Robert Reach (Chief Sales Officer). We do not currently maintain key person life insurance policies with respect to our executive officers. None of our executive officers have entered into employment agreements with us, leaving them free to terminate their involvement with us at any time and/or to pursue other opportunities. On June 30, 2012, Dean Hatton, our former President and Chief Executive Officer, retired from his position and Mr. Volchek became CEO and Mr. Lasater became President in addition to continuing to serve as COO. The retirement of Mr. Hatton or the loss of any of our other executive officers or founders could have a material adverse effect on our ability to manage our company, growth prospects, business financial condition and results of operations.

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

As a payments processor to higher education institutions that takes payment instructions from institutions and their constituents, including students and employees, and gives them to our Bank Partners, we are directly or indirectly subject to a variety of federal and state laws and regulations. Our contracts with most of our higher education institution clients and our Bank Partners require us to comply with applicable laws and regulations, including but not limited to, where applicable:

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

Higher Education Regulations

Third-Party Servicer. Because of the services we provide to some institutions with regard to the handling of Title IV funds, the U.S. Department of Education, or ED, may deem us to be a "third-party servicer" under the Title IV regulations. Those regulations require a third-party servicer annually to submit a compliance audit conducted by outside independent auditors that covers the servicer's Title IV activities. Each year we submit a "Compliance Attestation Examination of the Title IV Student Financial Assistance Programs" audit to ED, which includes a report by an independent audit firm. In addition, the yearly compliance audit submission to the ED provides comfort to certain of our higher education institution clients that we are in compliance with the third-party servicer regulations that may apply to us. We also provide this compliance audit report to clients upon request to help them fulfill their compliance audit obligations as Title IV participating institutions.

Under ED's regulations, a third party servicer that contracts with a Title IV institution acts in the nature of a fiduciary in the administration of Title IV programs. Among other requirements, the regulations provide that a third-party servicer is jointly and severally liable with its client institution for any liability to ED arising out of the servicer's violation of Title IV or its implementing regulations, which could subject us to material fines related to acts or omissions of entities beyond our control. ED is also empowered to limit, suspend or terminate the violating servicer's eligibility to act as a third-party servicer and to impose significant civil penalties on the violating servicer. In the event ED concluded that we had violated Title IV or its implementing regulations and should be subject to one or more of these sanctions, our business and results of operations could be materially and adversely affected. There is limited enforcement and interpretive history of Title IV regulations.

On May 1, 2012, ED published in the Federal Register a notice of intent to establish a negotiated rulemaking committee to draft proposed regulations designed to prevent fraud through the use of electronic fund transfers to students' bank accounts, ensure proper use of federal financial aid funds; address the use of debit cards and other banking products for disbursing federal financial aid funds, and improve and streamline campus' financial aid programs. We provided written and oral comments at a hearing held by ED in connection with the negotiated rulemaking process and have provided additional information to ED. In the event that new rules are promulgated which restrict or prohibit our ability to offer our current services to higher education institutions and students, our business, financial condition and results of operations could be materially and adversely affected.

FERPA. Our higher education institution clients are subject to FERPA, which provides with certain exceptions that an educational institution that receives any federal funding under a program administered by the Department of Education may not have a policy or practice of disclosing education records or "personally identifiable information" from education records, other than directory information to third parties without the student's or parent's written consent. Our higher education institution clients that use the OneDisburse services disclose to us certain non-directory information concerning their students, including contact information, student identification numbers and the amount of students' credit balances. Additionally, our higher education institution clients that use Campus Labs products also share personally identifiable information with us.  We believe that our higher education institution clients may disclose this information to us without the students' or their parents' consent pursuant to one or more exceptions under FERPA. However, if the Department of Education asserts that we do not fall into one of these exceptions or if future changes to legislation or regulations required student consent before our higher education institution clients could disclose this information to us, a sizeable number of students may cease using our products and services, which could materially and adversely affect our business, financial condition and results of operations.

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

State Laws. We may also be subject to similar state laws and regulations that restrict higher education institutions from disclosing certain personally identifiable information of students. State attorneys general and other enforcement agencies may monitor our compliance with state and federal laws and regulations pertaining to higher education and banking and conduct investigations of our business that are time consuming and expensive and could result in fines and penalties that have a material adverse effect on our business, financial condition and results of operations. Additionally, individual state legislatures may propose and enact new laws that restrict or otherwise affect our ability to offer our products and services as we currently do, which could have a material adverse effect on our business, financial condition and results of operations.

Regulation of OneAccounts

Anti-Money Laundering; USA PATRIOT ACT; Office of Foreign Assets Control. The Bancorp Bank, UTB and Wright Express FSC are insured depository institutions and funds held at our Bank Partners are insured by the FDIC up to applicable limits. As insured depository institutions, our Bank Partners are subject to comprehensive government regulation and supervision and, in the course of making their services available to our customers, we are required to assist our Bank Partners in complying with certain of their regulatory obligations. In particular, the anti-money laundering provisions of the USA PATRIOT Act require that customer identifying information be obtained and verified whenever a checking account is established. For example, because we facilitate the opening of checking accounts at our Bank Partners on behalf of our customers, we assist our Bank Partners in collecting the customer identification information that is necessary to open an account. In addition, both we and our Bank Partners are subject to the laws and regulations enforced by the Office of Foreign Assets Control, or OFAC, which prohibit U.S. persons from engaging in transactions with certain prohibited persons. Our failure to comply with any of these laws or rights could materially and adversely affect our business, financial credit and results of operations.

Compliance; Audit. As a service provider to insured depository institutions, we are required under applicable federal and state laws to agree to submit to examination by our Bank Partners' regulators. We also are subject to audit by our Bank Partners to ensure that we comply with our obligations to them appropriately. Failure to comply with our responsibilities properly could negatively affect our operations. Our Bank Partners are required under their respective agreements with us to, and we rely on our Bank Partners' ability to, comply with state and federal banking regulations. The failure of our Bank Partners to maintain regulatory compliance could result in significant disruptions to our business and have a material adverse effect on our business, financial condition and results of operations.

Electronic Fund Transfer Act; Regulation E. Our Bank Partners provide depository services for OneAccounts through a private label relationship. We provide processing services for OneAccounts for our Bank Partners. These services are subject to, among other things, the requirements of the Electronic Fund Transfer Act and the Bureau of Consumer Financial Protection's Regulation E, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of ATMs, debit cards and certain other electronic banking services. We may assist our Bank Partners with fulfilling their compliance obligations pursuant to these requirements. See "Part I, Item 1A. Risk Factors—Fees for financial services are subject to increasingly intense legislative and regulatory scrutiny, which could have a material adverse effect on our business, financial condition, results of operations and prospects for future growth" of our annual report on Form 10-K for additional discussion. Failure to comply with applicable regulations could materially and adversely affect our business, financial condition and results of operations.

Money Transmitter Regulations. Because our technology services are provided in connection with the financial products of our Bank Partners, our activities are occasionally reviewed by regulatory agencies to ensure that we do not impermissibly engage in activities that require licensing at the state or federal level. In the ordinary course of business, we receive letters and inquiries concerning the nature of our business as it applies to state "money transmitter" licensing and regulations from different state regulatory agencies. If a state agency were to conclude that we are required to be licensed as a "money transmitter," we may need to undergo a costly licensing process in that state, and failure to comply could be a violation of state and potentially federal law.

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

We are subject, either directly or by virtue of our contractual relationship with our Bank Partners, to the privacy and security standards of the GLBA privacy regulations, as well as certain state data protection laws and regulations. The GLBA privacy regulations require that we develop, implement and maintain a written comprehensive information security program prescribing safeguards that are appropriate to our size and complexity, the nature and scope of our activities and the sensitivity of any personally identifiable information we access for processing purposes or otherwise maintain. As a service provider of our Bank Partners, we also are limited in our use and disclosure of the personal information we receive from our Bank Partners, which we may use and disclose only for the purposes for which it was provided to us and consistent with the bank's own data privacy and security obligations. We also are subject to the standards set forth in guidance on data security issued by the Federal Financial Institution Examination Council, as well as the data security standards imposed by the card associations, including Visa, Inc., and MasterCard. In addition, we are subject to similar data security breach laws enacted by a number of states.

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

Most credit and debit card associations and networks permit us to charge convenience fees to students, parents or other payers who make online payments to our higher education institution clients through the SmartPay feature of our ePayment product using a credit or debit card. In 2012, these convenience fees accounted for substantially all of our payment transaction revenue, which is a trend we expect to continue going forward. While the majority of credit and debit card associations and networks routinely permit merchants and other third parties to charge these fees, it is not a ubiquitous practice in the payment industry. If these credit and debit card associations and networks change their policies in permitting merchants and other third-parties to charge these fees or otherwise restrict our ability to do so, our business, financial condition and results of operations could be materially and adversely affected.

There are risks associated with charging convenience fees.

Through our SmartPay service, which we acquired in connection with our acquisition of IDC in 2009, some of our higher education institution clients charge convenience fees to students, parents or other payers who make online payments using a credit or debit card. In light of the ongoing legislative efforts at financial regulatory reform, we examined the laws and regulations related to convenience fees. We found that these laws and regulations vary from state to state and certain states, including California, Massachusetts and New York, have laws that to varying degrees prohibit the imposition of a surcharge on a credit or debit cardholder who elects to use a credit or debit card in lieu of payment by cash, check or other means. The penalties for violating these laws vary from state to state and include, in certain circumstances, fines that could be significant.

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

The higher education industry depends heavily upon the ability of students to obtain financial aid. As part of our contracts with our higher education institution clients that use OneDisburse, students' financial aid and other refunds are sent to us for disbursement. The fees that we charge most of our OneDisburse higher education institution clients are based on the number of financial aid disbursements that we make to students. In addition, our relationships with OneDisburse higher education institution clients provide us with a market for OneAccounts, from which we derive a significant proportion of our revenues. Consequently, a change in the availability of financial aid that restricted client use of our OneDisburse product or otherwise limited our ability to attract new higher education institution clients could materially and adversely affect our financial performance. Future legislative and executive branch efforts to reduce the U.S. federal budget deficit or worsening economic conditions may require the government to severely curtail its financial aid spending, which could materially and adversely affect our business, financial condition and results of operations.

Termination of, or changes to, the MasterCard association registration could materially and adversely affect our business, financial condition and results of operations.

We and our Bank Partners, which issue our Higher One debit MasterCards, are subject to MasterCard association rules that could subject us to a variety of fines or penalties that may be levied by MasterCard for acts or omissions by us or businesses that work with us. The termination of the card association registration held by us or our Bank Partners or any changes in card association or other network rules or standards, including interpretation and implementation of existing rules or standards, that increase the cost of doing business or limit our ability to provide our products and services could materially and adversely affect our business, financial condition and results of operations.

Intellectual property infringement claims against us could be costly and time-consuming to defend and if we are unsuccessful in our defense could have a material adverse effect on our business, financial condition and results of operations.

Third parties may assert, including by means of counter-claims against us as a result of the assertion of our intellectual property rights, that our products, services or technology, or the operation of our business, violate their intellectual property rights. As the number of competitors in our industry increases and the functionality of technology offerings further overlap, such claims and counter-claims could become more common. We cannot be certain that we do not or will not infringe third parties' intellectual property rights.

Any intellectual property claim against us, regardless of its merit, could result in significant liabilities to our business. Depending on the nature of such claim, our business may be disrupted, our management's attention and other company resources may be diverted and we may be required to redesign our products and services or to enter into royalty or licensing agreements in order to obtain the rights to use necessary technologies, which may not be available on terms acceptable to us, if at all. If we cannot redesign our products and services or license necessary technologies, we may be subject to the risk of injunctive relief and/or significant damage awards, which are complex, subjective and hard to predict, and subsequently we may not be able to offer or sell a particular product or service, or a family of products or services.

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

The terms of our credit agreement may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

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

Our ability to comply with these covenants may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants or alternative sources of funding. We cannot be sure that such waivers, amendments or alternative sources of funding could be obtained, or if obtained, would be on terms acceptable to us.

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

We outsource critical operations, which exposes us to risks related to our third-party vendors, and we have begun to in-source certain technology functions, which exposes us to other risks.

We have entered into contracts with third-party vendors to provide critical services, technology and software in our operations. These outsourcing partners include: Fiserv, which provides back-end account and transaction data processing for OneAccounts; MasterCard, which provides the payment network for our debit MasterCard ATM cards, as well as for certain other transactions; Comerica and Global Payments, which provide transaction processing and banking services for payment processing related to the SmartPay feature of our ePayment service; and Verizon Terremark, which provides web and application hosting services in secure data centers. In the event that these service providers fail to maintain adequate levels of support, do not provide high quality service, discontinue their lines of business, terminate our contractual arrangements or cease or reduce operations, we may be required to pursue new third-party relationships, which could materially disrupt our operations and our ability to provide our products and services, and could divert management's time and resources. Replacement technology or services provided by replacement third-party vendors could be more expensive than those we have currently, while the process of transitioning services and data from one provider to another can be complicated and time consuming. If we are unable to complete a transition to a new provider on a timely basis, or at all, we could be forced to temporarily or permanently discontinue certain services, which could disrupt services to our customers and materially and adversely affect our business, financial condition and results of operations. We may be unable to establish comparable new third-party relationships on as favorable terms or at all, which could materially and adversely affect our business, financial condition and results of operations. With respect to the technology and operational support functions that we have in-sourced to date or that we seek to in-source, we may encounter difficulty or delays in developing and supporting an appropriate infrastructure to be able to perform these functions ourselves. We may also not realize the full value of our investments in these projects.

Breaches of security measures, unauthorized access to or disclosure of data relating to our clients, fraudulent activity, and infrastructure failures could materially and adversely affect our reputation or harm our business.

Our higher education institution clients and student OneAccount holders disclose to us certain "personally identifiable" information, including student contact information, identification numbers and the amount of credit balances, which they expect we will maintain in confidence. It is possible that hackers, customers or employees acting unlawfully or contrary to our policies, or other individuals, could improperly access our or our vendors' systems and obtain or disclose data about our customers. Further, because customer data may also be collected, stored, or processed by third party vendors, it is possible that these vendors could intentionally, negligently or otherwise disclose data about our clients or customers.

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

A cybersecurity breach of our information systems could lead to fraudulent activity, including with respect to our debit MasterCard ATM cards, such as identity theft, losses on the part of our banking customers, additional security costs, negative publicity and damage to our reputation and brand. In addition, our customers could be subject to scams that may result in the release of sufficient information concerning themselves or their accounts to allow others unauthorized access to their accounts or our systems (e.g., "phishing" and "smishing"). Claims for compensatory or other damages may be brought against us as a result of a breach of our systems or fraudulent activity. If we are unsuccessful in defending against any resulting claims against us, we may be forced to pay damages, which could materially and adversely affect our financial condition and results of operations.

In addition, a significant incident of fraud or an increase in fraud levels generally involving our products, such as our debit MasterCard ATM cards, could result in reputational damage to us, which could reduce the use of our products and services. Such incidents of fraud could also lead to regulatory intervention, which could increase our compliance costs. Compliance with the various complex laws and regulations is costly and time consuming, and failure to comply could have a material adverse effect on our business. Additionally, increased regulatory requirements on our services may increase our costs, which could materially and adversely affect our business, financial condition and results of operations. Accordingly, account data breaches and related fraudulent activity could have a material adverse effect on our future growth prospects, business, financial condition and results of operations.

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

Our success will depend, in part, on our ability to generate revenues by providing financial transaction services to higher education institutions and their students. The market for these services has only recently developed and the long-term viability and profitability of this market is unproven. Our business will be materially and adversely affected if we do not develop and market products and services that achieve and maintain market acceptance. Outsourcing disbursement services may not become as widespread in the higher education industry as we anticipate, and our products and services may not achieve continued commercial success. In addition, higher education institution clients could discontinue using our services and return to in-house disbursement and payment solutions. If outsourcing disbursement services does not become widespread or if higher education institution clients return to their prior methods of disbursement, our growth prospects, business, financial condition and results of operations could be materially and adversely affected.

Our business depends on a strong brand and a failure to maintain and develop our brand in a cost-effective manner may hurt our ability to expand our customer base.

Maintaining and developing the "Higher One®," "OneDisburse®," "CASHNet®" and "Campus Labs®" brands is critical to expanding and maintaining our base of higher education institution clients and student OneAccount holders. We believe the importance of brand recognition will increase as competition in our market further intensifies. Maintaining and developing our brands will depend largely on our ability to continue to provide high-quality products and services at cost effective and competitive prices, as well as after-sale customer service. While we intend to continue investing in our brands, we cannot predict the success of these investments. If we fail to maintain and enhance our brands, if we incur excessive expenses in this effort or if our reputation is otherwise tainted, including by association with the wider financial services industry, we may be unable to maintain loyalty among our existing customers or attract new customers, which could materially and adversely affect our business, financial condition and results of operations.

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

Our business will suffer if we fail to successfully integrate acquired businesses and technologies or to appropriately assess the risks in transactions.

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

As a result of these risks, we may not be able to achieve the expected benefits of any acquisition. If we are unsuccessful in completing an acquisition that we may pursue in the future, we would be required to reevaluate our growth strategy. Even if we successfully integrate other assets or businesses we may acquire, we may incur substantial expenses and devote significant management time and resources in seeking to complete and integrate the acquisition, and the acquired businesses may not perform as we expect or enhance the value of our business as a whole.

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

We attempt to limit, by contract, our liability for damages arising from our negligence, errors, mistakes or security breaches. Contractual limitations on liability, however, may not be enforceable or may otherwise not provide sufficient protection to us from liability for damages. For example, as we may be deemed by the Department of Education to be a third-party servicer to our higher education institution clients, we are required to agree to be held jointly and severally liable with our clients for violations of the federal regulations that govern the disbursement of financial aid refunds. Additionally, some of our public higher education institution clients are prohibited by state law from contractually indemnifying us for liability resulting from such violations. We maintain liability insurance coverage, including coverage for errors and omissions. It is possible, however, that claims could exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management's attention away from our operations. In addition, negative publicity caused by these events may delay market acceptance of our products and services, any of which could materially and adversely affect our reputation and our business.

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

One or more of our issued patents or pending patent applications may be categorized as so-called "business method" patents. The general validity of software patents and business method patents has been challenged in a number of jurisdictions, including the United States. On June 28, 2010, the United States Supreme Court determined that a certain "business method" amounting to abstract ideas was not patentable. Although the Court's decision provides little guidance on patentability of our business methods, our patents could become less valuable or unenforceable if additional requirements are imposed that our patents do not meet.

From time to time, we seek to enforce our intellectual property rights against third parties, such as through our current litigation against TouchNet Information Systems, Inc. See "Part I, Item 3. Legal Proceedings" of this report. The fact that we have intellectual property rights, including registered intellectual property, may not guarantee success in our attempts to enforce these rights against third parties. Our ability and potential success in enforcing our rights is also subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights. When we seek to enforce our rights, we may be subject to claims that our intellectual property rights are invalid, otherwise unenforceable, or are licensed to the party against whom we are asserting the claim. In addition, our assertions of intellectual property rights may result in the other party seeking to assert various claims against us, including its own alleged intellectual property rights, claims of unfair competition, or other claims. Furthermore, enforcing our intellectual property and other proprietary rights can be expensive. Any increase in the unauthorized use of our intellectual property could make it more expensive or less profitable to do business and consequently have a material adverse effect on our business, financial condition and results of operations.

As a holding company, our main source of cash is distributions from our operating subsidiaries.

We conduct all of our operations through our subsidiaries. Accordingly, our main cash source is dividends and other distributions from these subsidiaries. The ability of each subsidiary to make distributions depends on the funds that a subsidiary has from its operations in excess of the funds necessary for its operations, obligations or other business plans. If our operating subsidiaries are unable to make distributions, we may not be able to implement our growth strategy, unless we are able to obtain additional debt or equity financing. In the event of a subsidiary's liquidation, there may not be assets sufficient for us to recoup our investment in the subsidiary.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

On December 30, 2011, we moved into our new corporate headquarters located at 115 Munson Street, New Haven, Connecticut. We constructed our headquarters on land that we lease at a nominal cost pursuant to a 90 year lease with a right to purchase at the end of year seven.  The lease for our previous headquarters in New Haven expired in January 2012.

We have operations in Oakland, California, where we lease general office space pursuant to a lease agreement which is currently due to expire in January 2016; in Atlanta, Georgia, where we lease general office space and a data center pursuant to a lease agreement which is currently due to expire in October 2022; in Buffalo, New York, where we lease general office space pursuant to a lease agreement which is currently due to expire in 2015; and in Chennai, India, where we lease general office space pursuant to a lease agreement which is currently due to expire in August 2015.

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

In February 2011, the New York Regional Office of the Federal Deposit Insurance Corporation, or FDIC, notified us that it was prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. We responded to the FDIC's notification and have been in regular dialogue with the FDIC since 2010.  We voluntarily initiated a plan in December 2011 that provided credits to certain current and former customers that were previously assessed certain insufficient fund fees. As a result of this plan, we recorded a reduction in our revenue of approximately $4.7 million in 2011, which excludes the restitution of unpaid fees. The insufficient funds fees that were credited to customers under this plan were originally assessed beginning in 2008. Of the total charge of $4.7 million, an accrual of approximately $2.6 million was established for amounts which were not paid as of December 31, 2011. All amounts were paid to our customers as of March 31, 2012.  On August 8, 2012, we received a Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty, or the Consent Order, dated August 7, 2012, issued by the FDIC to settle such alleged violations.  Pursuant to the terms of the Consent Order, we neither admitted nor denied any charges when agreeing to the terms of the Consent Order. Under the terms of the Consent Order, we are required to, among other things, review and revise our compliance management system and, to date, we have substantially revised our compliance management system. Additionally, the Consent Order provides for restrictions on the charging of certain fees. The Consent Order further provides that we shall make restitution to less than 2% of our customers since 2008 for fees previously assessed, which restitution has been substantially completed through the voluntary customer credit plan described above, and pay a civil money penalty of $110,000.  As a result of the Consent Order and completion of the related examination, we believe that all material exposure related to this matter has been recorded and we do not expect any further losses as a result of this matter.

We are a defendant in a series of putative class action lawsuits. While the specific causes of action differ in each suit, plaintiffs generally allege, among other things, violations of state consumer protection statutes (predicated, in part, on alleged violations of Department of Education rules and violations of the federal Electronic Funds Transfer Act) and various common law claims. Two cases assert direct causes of action under the federal Electronic Funds Transfer Act. The cases are as follows: Ashley Parker, et al. v. Higher One Holdings, Inc. et al., filed on July 3, 2012 in the United States District Court for the Northern District of Mississippi, Eastern Division; Jeanette Price et al. v. Higher One Holdings, Inc. et al., filed on July 27, 2012 in the United States District Court for the District of Connecticut; John Brandon Kent et al. v. Higher One Holdings, Inc. et al., filed on August 17, 2012 in the United States District Court for the Middle District of Alabama, Northern Division; Jonathan Lanham et al. v. Higher One Holdings, Inc. et al., filed on October 2, 2012 in the United States District Court for the Western District of Kentucky, Louisville Division; Aisha DeClue et al. v. Higher One, Inc., et al., filed on November 5, 2012 in the St. Louis County Circuit Court of Missouri; and Jill Massey et al. v. Higher One Holdings, Inc. et al., filed on November 6, 2012 in the United States District Court for the Southern District of Illinois, East Saint Louis Division. We filed a motion with the Judicial Panel on Multidistrict Litigation asking the Panel to transfer to a single court the first three cases named above (and any additional tag-along cases) for coordinated or consolidated pretrial proceedings. On December 11, 2012, the JPML ruled in favor of our motion and the Parker, Kent and Price actions were transferred to the District of Connecticut, and on December 21, 2012, the Lanham and Massey actions were transferred to the same court. This consolidated case is captioned In re Higher One OneAccount Marketing and Sales Practices Litigation, or the MDL. On December 21, 2013, Higher One removed the DeClue case to the United States District Court for the Eastern District of Missouri. On December 27, the JPML issued a conditional transfer order with respect to the DeClue action, which the DeClue plaintiffs have opposed and for which a hearing is expected in March. In DeClue, plaintiff has filed a motion to remand the case to state court, but the court has stayed any briefing on this motion until the JPML decides whether DeClue will proceed as part of the MDL. We believe the claims in each of these actions to be without merit. Although we plan to defend these matters vigorously, there can be no assurances of our success in these matters.

In February 2009 and September 2010, Higher One, Inc. filed two separate complaints against TouchNet Information Systems, Inc., or TouchNet, in the United States District Court for the District of Connecticut alleging patent infringement related to TouchNet's offering for sale and sales of its "eRefund" product in violation of two of our patents. In the complaints, we sought judgments that TouchNet has infringed two of our patents, a judgment that TouchNet pay damages and interest on damages to compensate us for infringement, an award of our costs in connection with these actions and an injunction barring TouchNet from further infringing our patents. TouchNet answered the complaint and asserted a number of defenses and counterclaims, including that it does not infringe our patent, that our patent is invalid or unenforceable and certain allegations of unfair competition and state and federal antitrust violations. In addition, TouchNet's counterclaims sought dismissal of our claims with prejudice, declaratory judgment that TouchNet does not infringe our patent and that our patent is invalid or unenforceable, as well as an award of fees and costs related to the action, and an injunction permanently enjoining us from suing TouchNet regarding infringement of our patent. The parties are currently in the discovery stage of the proceeding. We intend to pursue the matter vigorously. There can be no assurances of our success in these proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on New York Stock Exchange under the symbol "ONE." Prior to June 17, 2010 our common stock was privately held and did not trade on any exchange. The following table sets forth, for each of the periods indicated, the high and low reported sales price of our common stock at the close of trading on the NYSE.

	High	Low
Year ended December 31, 2012
Fourth Quarter	$13.40	$8.81
Third Quarter	13.59	10.93
Second Quarter	16.44	10.44
First Quarter	18.03	14.51

Year ended December 31, 2011
Fourth Quarter	$20.01	$16.25
Third Quarter	21.08	14.28
Second Quarter	18.92	13.71
First Quarter	20.60	14.45

As of February 27, 2013, we had 17 stockholders of record of our common stock. The closing sale price of our common stock on February 27, 2013 was $9.23 per share.

We have not paid any cash dividends on our common stock during the years ended December 31, 2012, 2011 or 2010. The payment of future cash dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, financial condition and other relevant factors. See Note 13 "Capital Stock – Common Stock" of the notes to our consolidated financial statements provided elsewhere in this annual report on Form 10-K for a description of restrictions on our ability to pay dividends.

We have outstanding options, warrants and restricted shares as detailed in Note 14 "Stock-Based Compensation" of the notes to our consolidated financial statements provided elsewhere in this annual report on Form 10-K.  These options, warrants and restricted shares are not transferable for consideration and do not have dividend equivalent rights attached.

Issuer Purchases of Common Stock

The following table includes information regarding purchases of shares of our common stock made by us during the fourth quarter ending December 31, 2012:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2) (in thousands)

October 1 to October 31	1,453,916	$12.50	1,453,916	$67,028

November 1 to November 30	3,235,385	$9.96	3,235,385	$34,817

December 1 to December 31	2,912,476	$9.51	2,912,476	$7,109

(1) No shares were purchased other than through our publicly-announced share purchase program.  Our share purchase program was announced on August 1, 2012 and allows for the purchase of up to $100 million of our issued and outstanding shares of common stock through August 15, 2013.  The share purchase program announced in August 2012 replaced a share purchase program which was previously announced in August 2011.

(2) As of December 31, 2012, approximately $7.1 million was available under our publicly announced share purchase program of which $6.0 million was used to complete additional share purchases in January 2013.  The timing, price, quantity, and manner of the purchases to be made are at the discretion of management upon instruction from our board of directors, depending upon market conditions.  The purchase of shares in any particular future period and the actual amount thereof remain at the discretion of our board of directors, and no assurance can be given that shares will be repurchased in the future.

Securities Authorized For Issuance Under Equity Compensation Plans

The table below sets forth the following information as of the end of December 31, 2012 for (1) all compensation plans previously approved by our stockholders and (2) all compensation plans not previously approved by our stockholders.

	Equity Compensation Plan Information
Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options (2)	Weighted- average exercise price of outstanding options	Weighted- average term to expiration of options outstanding	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	5,439,335	$7.44	6.1 years	2,971,092
Equity compensation plans not approved by stockholders	—	—	—	—

(1)	Reflects number of shares of common stock to be issued upon exercise of outstanding options under all of our equity compensation plans, including our 2000 Stock Option Plan and 2010 Equity Incentive Plan. No shares of common stock are available for future issuance under any of our equity compensation plans, except the 2010 Equity Incentive Plan.
(2)	Does not include 7,047 restricted shares outstanding that were issued under the 2000 Incentive Plan or 150,000 warrants to purchase our common stock at a price of $11.67 issued in connection with our acquisition of Campus Labs, LLC in August 2012.

Stockholder Return Performance Presentation

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from June 17, 2010 (the first day our stock began trading on the NYSE) through December 31, 2012, with the cumulative total return on the S&P 500 Index and the S&P 500 Financials Index. The comparison assumes that $100 was invested on June 17, 2010 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Item 6.	Selected Financial Data

You should read the data set forth below in conjunction with "Item 7.–Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and related notes and other financial information included elsewhere in this report. We derived the selected financial data as of December 31, 2011 and 2012 and for each of the three years ended December 31, 2010, 2011 and 2012 from our audited consolidated financial statements and the related notes appearing elsewhere in this annual report on Form 10-K. We derived the selected financial data as of and for the years ended December 31, 2008 and 2009 and as of December 31, 2010 from our audited financial statements and the related notes not included in this report.

Consolidated Statement of Income Data

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(in thousands, except share and per share amounts)
Revenue	$44,006	$77,606	$144,969	$176,320	$197,720
Cost of revenue	16,302	26,529	51,845	67,560	80,280
Gross margin	27,704	51,077	93,124	108,760	117,440
Operating expenses	17,753	28,396	51,877	61,245	57,998
Income from operations	9,951	22,681	41,247	47,515	59,442
Other income (expense)	(26)	(537)	(700)	1,302	(548)
Income before income taxes	9,925	22,144	40,547	48,817	58,894
Income tax expense	3,547	7,925	15,488	16,924	22,024
Net income	6,378	14,219	25,059	31,893	36,870
Less: Effect of redemption of preferred stock	80,744	—	—	—	—
Less: Net income allocable to participating securities	—	11,477	8,910	—	—
Net income (loss) available and attributable to common shareholders	$(74,366)	$2,742	$16,149	$31,893	$36,870

Net income (loss) per common share:
Basic	$(7.22)	$0.29	$0.48	$0.58	$0.68
Diluted	(7.22)	0.27	0.44	0.54	0.65
Weighted average common shares outstanding:
Basic	10,306,392	9,298,131	33,395,310	55,210,972	53,877,879
Diluted	10,306,392	53,150,890	57,302,843	59,553,678	56,728,807

 Consolidated Balance Sheet Data
	As of December 31,
	(in thousands)
	2008	2009	2010	2011	2012
Cash and cash equivalents	$1,488	$3,339	$34,484	$39,085	$13,031
Total assets	13,665	58,695	119,441	176,015	190,898
Total debt and capital lease obligations, including current maturities	18,934	27,647	8,250	9,801	89,490
Total liabilities	25,402	51,589	36,050	52,429	133,186
Total stockholders' (deficit) equity	(11,737)	7,106	83,391	123,586	57,712

Item  7.              Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this report contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, which may cause our actual results to differ materially from plans and results discussed in forward-looking statements. We encourage you to review the risks and uncertainties, discussed in the section entitled "Risk Factors," in Part I, Item 1A of this annual report on Form 10-K, and the note regarding "Forward-Looking Statements," included at the beginning of this annual report on Form 10-K. Such risks and uncertainties can cause actual results to differ significantly from those forecasted in forward-looking statements or implied in historical results and trends.

The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K.

Overview

We believe that based on market share and the number of campuses employing our products, we are a leading provider of technology and payment services to the higher education industry. We believe that none of our competitors match our ability to provide solutions for higher education institutions' financial services needs, including compliance monitoring, and, consequently, that we provide the most comprehensive suite of disbursement, data analytics and payment solutions specifically designed for higher education institutions and their students. We also provide campus communities with convenient, cost-competitive and student-oriented banking services, which include extensive user-friendly features.

Our products and services for our higher education institution clients include our OneDisburse Refund Management disbursement service and our suite of payment transaction products and services. Through our current Bank Partners, we offer our OneAccount service to the students of our higher education institution clients, which includes an FDIC-insured deposit account, a  debit MasterCard ATM card and other retail banking services.

As of December 31, 2012, more than 600 campuses serving more than 4.6 million students had purchased the OneDisburse service and campuses serving more than 10.9 million students had contracted to use at least one of our OneDisburse, CASHNet or Campus Labs products and services. We also had approximately 2.0 million OneAccounts as of December 31, 2012.

For the year ended December 31, 2012:

•	total revenue was approximately $197.7 million, representing three-year compounded annual growth of approximately 37%;

•	net income was approximately $36.9 million, representing three-year compounded annual growth of approximately 37%;

•	adjusted EBITDA was approximately $68.3 million, representing three-year compounded annual growth of approximately 31%; and

•	adjusted net income was approximately $38.8 million, representing three-year compounded annual growth of approximately 29%.

See "Supplemental Non-GAAP Financial and Operating Information" below for definitions of EBITDA and adjusted EBITDA and adjusted net income (each of which are non-GAAP measures) and reconciliations to net income.

In addition, as of December 31, 2012, the number of OneAccounts had increased by a compounded annual growth rate of 26% compared to December 31, 2009.

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

In evaluating our results, we consider a variety of operating and financial measures. The key metrics that we use to determine how our business is performing include: (i) total number of students enrolled at our higher education institution clients; (ii) number of OneAccounts; (iii) total revenue; (iv) adjusted EBITDA; (v) adjusted net income; and (vi) net income. See "Supplemental Non-GAAP Financial and Operating Information" below for definitions of EBITDA and adjusted EBITDA and adjusted net income (each of which are non-GAAP measures) and reconciliations to net income.

Our primary source of revenue is generated from the use of OneAccounts. The primary factor affecting our revenue is the number of active OneAccounts, which, in turn, is significantly affected by the total number of students enrolled at the higher education institution clients utilizing our OneDisburse service.

Revenue

We derive revenue primarily from fees charged for the transactions that we facilitate for our higher education institution clients and our banking customers. Most of these fees are charged on a per transaction basis and, accordingly, transaction volumes significantly affect our revenue growth. Transaction volumes are generally a function of the number of students enrolled at each of our higher education institution clients, as a larger student population will generally lead to a greater number of active OneAccounts and related banking transactions, as well as other transactions such as OneDisburse-based disbursements and payment transactions.

We negotiate our fee rates with our higher education institution clients. Fees charged to our banking and payment transaction customers are generally set by a schedule and apply unilaterally to all customers. Fees charged for OneAccount services are collected by our bank partners as incurred and subsequently remitted to us. Fees charged on payment transactions are charged as incurred and retained by us, while fees charged in respect of our OneDisburse product, CASHNet suite of payment products and Campus Labs suite of data analytics software are billed to our higher education institution clients and subsequently collected from them.

We have a retention rate of our higher education institution clients that has been in excess of 98% for each of the past 3 years which helps to ensure a stable and recurring client base.  We believe that our recurring client base provides us with a revenue stream from our higher education institution clients that is relatively stable, recurring and predictable.  The majority of our revenue each year from higher education institution clients is generated through relationships and contracts that were signed in prior year.  Our account revenue and payment transaction revenues are also based on recurring relationships with our higher education institutions, however, since the revenue is largely earned from transaction activity of current students, the predictability of those revenue streams can vary due to changes in enrollment at our higher education institution clients and the percentage of students at those higher education institution clients that use our services.  Changes in either enrollment or student usage can have an impact on our revenues and profitability and impact the predictability of our results.

We divide our revenue into four categories: account revenue, payment transaction revenue, higher education institution revenue and other revenue. During 2011 we initiated a plan which provided credits to certain current and former customers that were previously assessed certain non-sufficient fund fees and which resulted in a reduction to revenues in the year.

Account Revenue

We generate revenue from active OneAccounts, which are opened and funded by students and other members of the campus community. We earn revenue based on both interchange fees and account service fees. Account service fees include, for example, foreign ATM fees and non-sufficient fund fees. These fees are either charged by our Bank Partners and remitted to us or we charge them to our customers directly. In December 2010, August 2011 and December 2012, we began to offer new versions of the OneAccount, each of which has different fee schedules compared to the original OneAccount.

Our Bank Partners charge merchants interchange fees for point-of-sale, or POS, purchases made with debit MasterCard ATM cards and remit these fees to us. The amount of the fee generally depends on the size of the transaction, the merchant where the purchase is made and the network through which the transaction is processed.

We earn ATM fees from transactions conducted through our ATMs with cards other than the debit MasterCard ATM cards our Bank Partners issue. We also earn fees from ATM transactions conducted by OneAccount holders using their debit MasterCard ATM cards at ATMs outside of our ATM network.

We earn other fees for banking services provided to OneAccount holders, including fees for conducting wire transfers, replacing lost debit MasterCard ATM card, processing international transactions, processing stop payment requests, over-the-counter cash withdrawals using debit MasterCard ATM cards, issuing official checks and electronic bill pay features.

Our Bank Partners charge non-sufficient funds fees and remits them to us when OneAccount holders attempt to withdraw or transfer money from their OneAccounts in excess of their deposited funds. These non-sufficient funds fees are primarily assessed on electronic transfers from, and checks drawn on, accounts in excess of available funds. Prior to the third quarter of 2010, our Bank Partners also assessed these fees on overdrafts on debit card transactions. However, the Federal Reserve Board amended Regulation E to limit the ability of financial institutions, effective July 1, 2010, to assess an overdraft fee for paying ATM and one-time debit card transactions that overdraw a consumer's account, unless the consumer affirmatively consents, or opts in, to the institution's payment of overdrafts for these services. We have not offered the opt in feature to our customers for ATM or one-time debit card transactions. In the absence of debit card-related non-sufficient funds fees, our total non-sufficient funds fees per OneAccount that our Bank Partners remit to us began to decrease during 2010 and continued to decrease on a comparative basis through 2011.

While our historical experience has been that account revenue generated per OneAccount has been generally stable year over year, with total account revenue generally increasing proportionally with increases in the number of OneAccounts, the implementation of Regulation E in the third quarter of 2010 along with other changes that we made to our account fee schedule in 2010, decreased the revenue per OneAccount in 2010 compared to the same period in 2009. This trend continued through the remainder of 2010 and through 2011.  Notwithstanding the decrease in non-sufficient fund fees, the primary influence on account revenue growth is expected to continue to be the number of active OneAccounts and the amount of refunds disbursed by our higher education institution clients.  During 2012, we also increased our marketing efforts with the goal of increasing primary account usage of the OneAccount by our customers, which we also expect to contribute to future revenue growth.

During the fall semester of 2012, the amount of disbursements which we delivered to individuals that had selected the OneAccount as their preferred method of receiving a refund from their higher education institution was slightly lower than it was compared to prior year.  This was in part due to a decline in the average size and unique number of individuals for which we processed a disbursement for higher education institution that were OneDisburse clients both last year and the current year. In addition, during the year ended December 31, 2012, the ratio of individuals selecting to receive a disbursement for their higher education institution to a OneAccount was lower than the prior year. Growth in the number of OneAccounts is tied to growth in the number of students enrolled at our OneDisburse higher education institution clients, which expands as new clients contract to use this product as well as the number of students that choose the OneAccount as their preferred method of receiving a refund. We believe the rate of OneAccount adoption varies, however, based on a number of factors including, but not limited to, the average tenure of a student at a higher education institution, whether the higher education institution is a 2-year or a 4-year school or a public or private school and the mix of undergraduate and graduate students.

The number of OneAccounts has risen in each of the last three years, which has led to a compounded annual growth rate of 26% in account revenue over this period. The number of OneAccounts was essentially flat between 2011 and 2012 both as a result of the factors described in the paragraph above as well as a change we made during 2012 to close out low balance, inactive accounts.

Payment Transaction Revenue

We generate payment transaction revenue through convenience fees charged to students, parents or other payers who establish payment plans to make tuition payments or to those who make online payments to our higher education institution clients through the SmartPay feature of our ePayment product using a credit or debit card. As this fee is assessed on a per transaction basis, growth in payment transaction revenue is primarily influenced by transaction volumes. We acquired our ePayment product when we purchased IDC in November 2009.

Higher Education Institution Revenue

Our higher education institution clients pay fees for the products and services they purchase from us. We charge our clients: (i) an annual subscription fee based on the size of their student population; (ii) a per-transaction fee; or (iii) a combination of both. For certain payment transaction products, we also charge an implementation fee, which is deferred and recognized over the estimated client relationship period, which we currently estimate to be five years.  The composition of our higher education institution revenue changed substantially with our acquisition of IDC in November 2009, with a large proportion of this revenue stream now being derived from our payment products-related revenue.  Prior to the acquisition of IDC, our revenue from higher education institutions had been primarily comprised of carding and transaction fees related to our OneDisburse product.  The composition was further changed with our acquisition of substantially all of the assets of Campus Labs in August 2012.  All of the revenue generated from the Campus Labs products is included within higher education institution revenue.

The number of students enrolled at client institutions and the number of campuses under contract are significant drivers of our higher education institution revenue. The number of client institutions increased significantly during 2012 as a result of our Campus Labs acquisition.  We expect that future increases in our institution client base, as well as additional sales to our existing client base, will result in increases in our higher education institution revenue.

Other Revenue

Other revenue consists of two main components: a marketing incentive fee paid by MasterCard International Incorporated based on new debit MasterCard ATM card issuances, and processing fees paid by our bank partners based on the total amount of deposits held in our OneAccounts and prevailing interest rates. As a result of a change in our arrangement with MasterCard, which took effect in the fourth quarter of 2012, the amount of revenue received from MasterCard which is recorded in Other Revenue will be much smaller in future periods.  Because the amount of the processing fee is in part a function of prevailing interest rates, this revenue stream has historically fluctuated in accordance with interest rate movements. Since 2008, fees paid by our bank partners have been relatively small due to low interest rates. If prevailing interest rates rise, our processing fee will also increase. Currently, this revenue stream is immaterial to our overall results of operations.

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

Cost and Expenses

Employee compensation and related expenses represent our largest single expense. We allocate compensation and other related expenses, including stock-based compensation, to cost of revenue, product development, sales and marketing and general and administrative expenses. While we expect the number of our employees to increase over time, we believe that economies of scale in our business model will allow us to increase our compensation and related expenses at a lower rate than revenue.

Other costs and expenses include outsourced managed hosting, data processing, ATM-related expenses, professional services, office lease payments, travel and amortization.

The following summarizes our cost of revenue and certain significant operating expenses:

Cost of Revenue

Cost of revenue consists primarily of data processing expenses, interchange expenses related to SmartPay and ATM transactions, customer service expenses, amortization of implementation fees and uncollectible fees and write-offs. These expenses are shared across our different revenue categories and we are not able to meaningfully allocate such costs between separate categories of revenue. Consequently, all costs and expenses applicable to our revenue are included in the cost of revenue category in our statements of operations. These expenses generally move in line with the transaction volumes for our banking and payment transactions services.

General and Administrative

General and administrative expenses include finance, legal, compliance, facility and administration costs, as well as components of operational costs such as ATM cash services and maintenance, data center costs and costs associated with our information technology. These costs include employee compensation and related expenses, as well as fees for professional services. As a newly public company, we started to incur additional general and administrative expenses in 2010 and throughout 2011 and 2012 as a result of our need to comply with the ongoing legal and regulatory requirements associated with being a public company, including the SEC's reporting obligations, director and officer liability insurance and other expenses.

Product Development

Product development expenses include costs associated with defining and specifying new features and ongoing enhancements for our proprietary technology platforms and other aspects of our service offerings. Product development costs primarily relate to employee compensation.

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

Through the year ended December 31, 2011, the majority of our sales and marketing expenses were comprised of stock-based customer acquisition expense recorded in connection with our acquisition of EduCard in 2008 and pursuant to a related intellectual property purchase agreement. The amount of stock-based customer acquisition expense depended on the number of shares released from escrow and the value of the shares at that time.

We also recorded cash-based customer acquisition expense in connection with our acquisition of IDC in November of 2009. Both of the agreements related to our stock-based and cash-based customer acquisition expense expired at the end of 2011, and we have not incurred expenses since then related to these agreements.

Campus Labs Acquisition

In August 2012, we acquired substantially all of the assets and liabilities of Campus Labs, LLC, a leader in providing data analytic solutions to higher education institutions. This transaction provided us with our suite of data analytic products and services and nearly doubled the number of campuses with which we had relationships.

We purchased Campus Labs for $37.3 million in cash, warrants to purchase 150,000 shares of our common stock and a potential earn-out payment based on 2013 revenues of the acquired business.

In acquiring Campus Labs, we purchased its data analytics suite of products and services, such as Compliance Assist, Course Evaluation, Collegiate Link, Baseline and Beacon, which we did not previously offer. See also "Part I, Item 1. Business—Products and Services—Campus Labs Data Analytics Suite" of this annual report on Form 10-K.

Merger and acquisition related costs include professional fees associated with the acquisition and related audit of, a fair value adjustment to the contingent consideration component of the purchase price and certain employee related costs related to a bonus to be paid to employees previously employed by Camps Labs following a specified time period of employment by Higher One.  We will continue to record fair value adjustments to the contingent consideration liability as necessary until the payment of all amounts due under the agreement.  The employee related costs will continue to generate expense through the six-month anniversary of the acquisition date.

Critical Accounting Policies

A number of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management's observation of trends in the industry and information available from other outside sources, as appropriate. On an ongoing basis, we evaluate our estimates and judgments. Actual results may differ significantly from the estimates contained in our consolidated financial statements. The following areas represent our critical accounting policies:

• Provision for Operational Losses	• Stock-Based Compensation
• Goodwill and Intangible Assets	• Income Taxes
• Business Combinations

Information about these critical accounting policies is included in Note 2 "Significant Accounting Policies" of the notes to our consolidated financial statements appearing elsewhere in the annual report on Form 10-K and to the extent additional information is relevant, it has been included below.

Provision for Operational Losses

Our reserve is established based upon an analysis of outstanding overdrafts and historical repayment rates. If the financial condition of our accountholders were to deteriorate, thereby reducing their ability to make payments, or if they otherwise fail to repay the amounts owed to us, additional reserves would be required in the future.

Goodwill and Intangible Assets

We have one operating segment and reporting unit for purposes of our goodwill testing as a result of the integrated way that the entire business is managed. As of the completion of our impairment test on October 31, 2010, our reporting unit was not at risk of failing step one of the goodwill impairment test.  We performed the annual impairment test during 2011 with a qualitative assessment and determined it was more likely than not that the fair value of our reporting unit was not less than its carrying value. We performed the annual impairment test as of October 31, 2012 and determined that the fair value of our reporting unit exceeded its carrying value by more than 500%.

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

Restricted stock is a stock award that entitles the holder to receive shares of our common stock as the award vests over time. The board granted restricted stock awards in 2009 when it granted a total of 43,344 shares to our executive officers. These awards vest over four years starting on the first anniversary of the grant. The fair value of each restricted stock award is estimated using the intrinsic value method that is based on the fair value of our common stock on the date of grant. Compensation expense for restricted stock awards is recognized ratably over the vesting period on a straight-line basis.

Prior to 2012, employees generally received stock option grants when joining the company and then may have received periodic awards thereafter in the discretion of the board and management, although the timing of additional awards has previously not been made according to any established policy. The board intends all options to be granted with an exercise price equal to or greater than the per share fair value of our common stock underlying those options on the date of grant. On each of the grant dates up until our common stock offering in June 2010, the fair value of common stock underlying stock options granted was either estimated by the board on a contemporaneous basis with input from management and an independent valuation firm or was determined not to have changed since a prior valuation. Given the absence of a public trading market in our common stock through June 2010, our board considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each meeting at which stock option grants were approved. These factors included, but were not limited to, the following:

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

We requested periodic valuation reports from an independent valuation firm, prepared consistent with the methods outlined in the American Institute of Certified Public Accountants' Practice Guide, "Valuation of Privately-Held-Company Equity Securities Issued as Compensation" up until our common stock offering in June 2010. Each valuation recommended a fair value of our common stock on a minority, non-marketable basis as of the date of the report.

In valuing our common stock, our independent valuation firm determined our business enterprise value using two valuation approaches, an income approach and a market approach.

•	The income approach estimates the present value of future estimated debt-free cash flows, based upon forecasted revenue and costs. These discounted cash flows are added to the present value of our estimated enterprise terminal value, the multiple of which is derived from comparable company market data. These future cash flows are discounted to their present values using a rate corresponding to our estimated weighted average cost of capital. The discount rate is derived from an analysis of the weighted average cost of capital of our publicly-traded peer group as well as cost of capital studies for similar stage companies as of the valuation date and is adjusted to reflect the risk inherent in our cash flows.

•	The market approach estimates the fair value of a company by applying to that company the market multiples of comparable publicly-traded companies. A multiple of key metrics implied by the enterprise values or acquisition values of our publicly-traded peers is calculated. Based on the range of these observed multiples, size of the company, company specific factors such as growth and margins, and professional judgment; an appropriate adjustment to the publicly-traded companies median multiple is applied our metrics in order to derive an indication of value.

After determining a business enterprise value indication under each approach, the enterprise value was allocated to debt holders and then to each of our classes of stock using a liquidation analysis that took into consideration each class of shareholder's rights and preferences to proceeds. Under each of the value indications based on the shareholder agreements, the preferred shareholders would automatically convert to common shareholders. The two per share value indications were weighted to determine the concluded fair value of a share of common stock on a minority, non-marketable basis.

Upon our common stock offering in June 2010, we have relied upon on the trading price of our common stock to determine fair value of our common stock.  With respect to equity grants made and up until our initial public offering in June 2010, the key assumptions in the common stock valuations recommended by an independent valuation firm were as follows:

Date of Valuation	Discounted Cash Flows Method / Guideline Public Company Weighting	Discount for Lack of Marketability	Discounted Cash Flow Discount Rate	Common Stock Value
March 15, 2010	75% / 25%	15%	23%	$13.94

For purposes of the March 2010 valuation report, the comparable publicly-traded companies utilized in the market approach consisted of Alliance Data Systems Corporation, CyberSource Corp., MasterCard Incorporated, TNS Inc., Total Systems Services, Inc., Visa, Inc. and Financial Engines, Inc.

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

In August 2012, we acquired substantially all the assets of Campus Labs and under the acquisition method of accounting, the total fair value of consideration transferred was allocated to Campus Lab's net tangible and intangible assets based on their estimated fair values as of August 7, 2012. In determining the fair value of these amounts, we made estimates regarding (i) the amount of future revenues to be derived from the technology in existence at the time of the acquisition, (ii) the amount of future revenues to be derived from the existing customers of Campus Labs at the time of the acquisition, (iii) the amount of revenues to be earned in 2013 which will determine the amount of our contingent consideration earn-out payment to be made to the former owners of Campus Labs, (iv) the period of time over which the technology in existence at the time of the acquisition will be replaced, (v) the operating margin to be earned in the future, and (vi) the appropriate discount rates to use for each acquired asset and liability.  In most cases, an increase in our expected future revenues would have the impact of increasing the value ascribed to our identifiable intangible assets and thereby increasing future amortization expense and decreasing the amount of goodwill recorded.  In the case of our contingent consideration arrangement, increases in expected future revenues would increase our contingent consideration liability and also the amount of goodwill recorded.  We utilized discount rates ranging between 16% and 19% to determine the fair value of the acquired intangible assets and contingent consideration liability.  Increases or decreases of 1% in the discount rate would not have a material impact on the amount of acquired intangible assets, contingent consideration liability or goodwill recorded in the transaction.

Our contingent consideration liability is considered a liability measured at fair value on a recurring basis which relies on unobservable inputs.  Our contingent consideration liability is a potential earn-out payment which is calculated by multiplying the amount of 2013 revenues for the acquired Campus Labs business in excess of $12.5 million, if any, by 3.5 (subject to a maximum payment of $46.4 million). During the quarter ended December 31, 2012, we recorded an adjustment of $7.6 million as a result of a change in the fair value of the contingent consideration liability.  The decrease in fair value of the contingent consideration liability was the result of a decrease in the revenues we expect to be generated by Campus Labs' product suite during 2013.  The contingent consideration payment is sensitive to changes in our estimates of the revenue to be earned during 2013 as a result of the 3.5 multiplier referenced above.  The fair value of the liability, as measured at December 31, 2012, may diverge materially from the amount that we will pay to settle the liability as a result of the time that will pass between December 31, 2012 and when we make payments under the earn-out arrangement in 2013 and 2014.

Results of Operations for the Years Ended December 31, 2010, 2011 and 2012

The following tables summarize key components of our results of operations for the periods indicated, both in thousands of dollars and as a percentage of revenue:

	Year Ended December 31,			Change from prior period
	2010	2011	2012	2011	2012	2011	2012
	(in thousands of dollars)			(in thousands of dollars)		(percentage)
Account revenue	$113,516	$142,589	$150,715	$29,073	$8,126	25.6%	5.7%
Payment transaction revenue	15,742	18,733	23,168	2,991	4,435	19.0%	23.7%
Higher education institution revenue	12,543	16,614	21,016	4,071	4,402	32.5%	26.5%
Other revenue	3,168	3,112	2,821	(56)	(291)	(1.8%)	(9.4%)
Revenues before customer credit plan	144,969	181,048	197,720	36,079	16,672	24.9%	9.2%
Less customer credit plan	—	(4,728)	—	(4,728)	4,728	100.0%	(100.0%)
Revenue	144,969	176,320	197,720	31,351	21,400	21.6%	12.1%
Cost of revenue	51,845	67,560	80,280	15,715	12,720	30.3%	18.8%
Gross margin	93,124	108,760	117,440	15,636	8,680	16.8%	8.0%
General and administrative	32,381	37,715	46,321	5,334	8,606	16.5%	22.8%
Product development	3,311	3,265	5,221	(46)	1,956	(1.4%)	59.9%
Sales and marketing	16,185	20,265	12,284	4,080	(7,981)	25.2%	(39.4%)
Merger and acquisition related expenses, net	—	—	(5,828)	—	(5,828)	—%	(100.0%)
Income from operations	41,247	47,515	59,442	6,268	11,927	15.2%	25.1%
Interest income	29	68	109	39	41	134.5%	60.3%
Interest expense	(729)	(266)	(967)	463	(701)	(63.5%)	263.5%
Other income	—	1,500	310	1,500	(1,190)	100.0%	(79.3%)
Net income before income taxes	40,547	48,817	58,894	8,270	10,077	20.4%	20.6%
Income tax expense	15,488	16,924	22,024	1,436	5,100	9.3%	30.1%
Net income	$25,059	$31,893	$36,870	$6,834	$4,977	27.3%	15.6%

	Year Ended December 31,
	2010	2011	2012
	(% of revenue)
Account revenue	78.3%	80.9%	76.3%
Payment transaction revenue	10.9%	10.6%	11.7%
Higher education institution revenue	8.6%	9.4%	10.6%
Other revenue	2.2%	1.8%	1.4%
Revenues before customer credit plan	100.0%	102.7%	100.0%
Less customer credit plan	—%	(2.7%)	0.0%
Revenue	100.0%	100.0%	100.0%
Cost of revenue	35.8%	38.3%	40.6%
Gross margin	64.2%	61.7%	59.4%
General and administrative	22.3%	21.4%	23.4%
Product development	2.3%	1.9%	2.6%
Sales and marketing	11.1%	11.5%	6.2%
Merger and acquisition related expenses, net	—%	—%	(2.9%)
Income from operations	28.5%	26.9%	30.1%
Interest income	0.0%	0.0%	0.1%
Interest expense	(0.5%)	(0.2%)	(0.5%)
Other income	0.0%	1.0%	0.1%
Net income before income taxes	28.0%	27.7%	29.8%
Income tax expense	10.7%	9.6%	11.2%
Net income	17.3%	18.1%	18.6%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Account revenue

The increase in account revenue was primarily due to an increase in activity and overall transaction volume within our OneAccounts.  While the number of OneAccounts from December 31, 2011 to December 31, 2012 was relatively flat, there were more accounts that had activity during the year ended December 31, 2012 compared to the year ended December 31, 2011.  The increase in the number of OneAccounts which had activity during the year ended December 31, 2012 resulted in increases in interchange fees and other fees that our bank partners remit to us. The number of OneAccounts as of December 31, 2012 was impacted by a change we made to close out low balance, inactive accounts during the year ended December 31, 2012 which led to the acceleration of closing out such accounts.  Partially as a result of the accelerated closure of low balance, inactive accounts, there was a decrease of approximately 128 thousand OneAccounts during the year ended December 31, 2012 for those OneAccounts affiliated with schools that were OneDisburse clients as of December 31, 2011.  There were approximately 135 thousand OneAccounts as of December 31, 2012 which were affiliated with schools that began processing financial refunds using OneDisburse during the year ended December 31, 2012.

Payment Transaction Revenue

The increase in payment transaction revenue was primarily due to an increase in payments processed at higher education institutions that were utilizing the CASHNet payment module, ePayment, during the year ended December 31, 2012 as well as the inclusion of new higher education institution clients that began utilizing ePayment since the year ended December 31, 2011.  A portion of the increase was also due to the inclusion of revenue from MyPaymentPlan+, a new service offered during the year ended December 31, 2012.

Higher Education Institution Revenue

The increase in higher education institution revenue was primarily due to the inclusion of revenue from the acquisition of Campus Labs in August 2012.  The Campus Labs suite of products contributed approximately $2.9 million of revenue during the year ended December 31, 2012.  The remaining increase in higher education revenue was primarily as a result of higher subscription revenue for our CASHNet suite of payment products.  The increase in subscription revenue is generally due to the increase in number of new modules sold to previously existing higher education institution clients, as well as sales of the CASHNet suite of payment products to new higher education institution clients over the course of the last twelve months.

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

Cost of Revenue

We generally expect cost of revenue to increase proportionally with our revenue as many of these costs are variable and associated with either the number of OneAccounts or the dollar volume of transactions processed through our CASHNet payment module.  During the year ended December 31, 2012, our cost of revenue increased at a higher rate than revenue, which resulted in a decrease in our gross margin percentage of approximately 2.3 percentage points compared to 2011.  Our data processing costs and our provision for operational loss both increased at higher rates than our revenue growth.  The year over year increase in our provision for operational losses was lower in the second half of 2012, compared to the first half of 2012.  The increase in data processing costs is due in part to a decrease in the growth rate of our OneAccount transaction volume, which led to an average higher per transaction cost  during the year ended December 31, 2012 compared to the prior year period.

General and Administrative Expense

Although general and administrative expenses are expected to continue to increase as our size grows, such expenses increased at a higher rate than our revenue growth during the year ended December 31, 2012.  The increase in general and administrative expenses was driven primarily by increases in the following areas: facilities-related costs, including deprecation, employee compensation, and professional fees.  Our facilities-related costs, including depreciation, increased during the year ended December 31, 2012 as a result of the completion of the real estate development project at the end of 2011.  As a result, we recorded a full year of depreciation on our new headquarters during the year ended December 31, 2012.  Our employee compensation and professional fees both increased during the year ended December 31, 2012, due in part to additional resources needed to support the transition to and maintenance of multiple bank partners.

Product Development Expense

The increase in product development expense was primarily due to increases in employee compensation costs due to an increase in the number of employees working in our product development area.  A significant portion of the increase in employee compensation costs is due to the employees hired in connection with our acquisition of Campus Labs in August 2012.

Sales and Marketing Expense

The decrease in sales and marketing expense was primarily due to a decrease of $10.5 million in the non-cash, stock-based sales acquisition expense related to the vesting of certain shares issued in connection with the acquisition of EduCard, LLC. The vesting time period related to the acquisition of EduCard, LLC expired at December 31, 2011 and therefore there are no subsequent additional associated expenses.  The decrease in non-cash stock-based sales acquisition expense was partially offset by increases in marketing efforts and higher employee compensation costs to support business growth. Our marketing efforts included incentives we provided to our customers to increase the amount of direct deposits made into the OneAccounts of our customers and additional advertising and media costs.  A portion of the increase of both general marketing efforts and employee compensation costs is due to our acquisition of Campus Labs in August 2012.

Merger and Acquisition Related Expenses, Net

Our merger and acquisition related expenses during the three months ended September 30, 2012 related to our acquisition of Campus Labs in August 2012.  These expenses include professional fees associated with the acquisition and related audit, a fair value adjustment to the contingent consideration component of the purchase price and certain employee related costs related to a bonus to be paid to employees previously employed by Camps Labs following a specified time period of employment by Higher One.  During the period following the acquisition of Campus Labs, we recorded fair value adjustments to the contingent consideration component of the purchase price totaling $7.3 million which reduced the liability and also reduced our operating expenses.  We will continue to record fair value adjustments to the contingent consideration liability as necessary until the payment of all amounts due under the agreement.  The employee related costs will continue to generate expense through the six-month anniversary of the acquisition date.

Interest Expense

The increase in interest expense was primarily due to an increase in the amounts outstanding under our credit facility.  During the year ended December 31, 2012, we had amounts outstanding under our credit facility ranging from $30.0 million, which we borrowed in connection with the acquisition of Campus Labs, and $80.0 million, which was outstanding as of December 31, 2012.  During the year ended December 31, 2011, a zero balance was maintained on the credit facility.  During the year ended December 31, 2012, we also recorded higher amortization of deferred financing costs as a result of us entering into the October 2012 Facility (as defined below).

Other Income

We recorded $1.5 million of other income during the year ended December 31, 2011, as a result of the settlement agreement reached with the former stockholders of IDC. See Part I, Item 3. Legal Proceedings, for additional information related to this settlement agreement.

Income Tax Expense

The increase in income tax expense was primarily due to the increase in net income before taxes, but there were also two factors which reduced our tax rate in 2011 that did not recur in 2012.  The gain we recorded as a result of the settlement agreement with the former stockholders of IDC of $1.5 million did not have any tax impact for the year ended December 31, 2011.  In addition, we recorded a deferred tax benefit of approximately $0.8 million during the year ended December 31, 2011 as a result of a decrease in the expected rate that certain of our deferred tax liabilities will reverse.  The effective tax rates for the years ended December 31, 2011 and 2012 were 34.7% and 37.4%, respectively.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

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

Payment Transaction Revenue

The increase in payment transaction revenue was primarily due to an increase in payments processed at higher education institutions that were utilizing the CASHNet payment module, ePayment, during the year ended December 31, 2010 as well as the inclusion of new higher education institution clients that began utilizing ePayment since the year ended December 31, 2010.

Higher Education Institution Revenue

The increase in higher education institution revenue was primarily due to an increase in subscription revenue for our CASHNet suite of payment products.  The increase in subscription revenue is generally due to the increase in number of new modules sold to previously existing higher education institution clients, as well as sales of the CASHNet suite of payment products to new higher education institution clients over the course of 2011.  The increase in higher education institution revenue was also supported by growth in the financial aid disbursement revenues generated by our OneDisburse Refund Management disbursement service.

Customer Credit Plan

In December 2011, we initiated a plan which provided credits to certain current and former customers that were previously assessed certain insufficient fund fees.  As a result of this plan, we recorded a reduction in our revenue of approximately $4.7 million in 2011.  The insufficient funds fees that are credited to customers under this plan were originally assessed beginning in 2008.  Of the total charge of $4.7 million, an accrual of approximately $2.6 million was established for amounts which were paid in the first quarter of 2012.

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

General and Administrative Expense

Although general and administrative expenses continue to increase as our size grows, such expenses increased at a lower rate than our revenue growth.  The increase in general and administrative expenses was driven primarily by increases in employee compensation, professional fees, depreciation, and losses recorded on the disposal of ATMs.  We expect general and administrative expenses to continue to grow at a rate slower than revenue growth in the future.

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

Interest Expense

The decrease in interest expense was primarily due to lower amortization of deferred financing costs of the December 2010 Facility (as defined below), compared to our prior credit facility that was in place during 2010, and accretion of our acquisition payable which became fully accreted by December 31, 2010.  During the year ended December 31, 2011, a zero balance was maintained on our credit facility.

Other Income

We recorded $1.5 million of other income during the year ended December 31, 2011, as a result of the settlement agreement reached with the former stockholders of IDC. See Part I, Item 3. Legal Proceedings, for additional information related to this settlement agreement.

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

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows from operations and borrowings under our October 2012 Facility (as described below). As of December 31, 2012, we had $13.0 million in cash and cash equivalents, $0.2 million in available-for-sale securities and $120 million available under our October 2012 Facility. Our primary liquidity requirements are for working capital, capital expenditures, product development expenses and general corporate needs. As of December 31, 2012, we had working capital of $3.6 million.

Senior Secured Revolving Credit Facility

December 2010 Facility

On December 31, 2010, HOI entered into a senior secured revolving credit facility in an amount of $50,000, the December 2010 Facility. The December 2010 Facility provided for a letter of credit facility of up to $3,000 and included certain restrictions on the amount of acquisitions we may complete. Each of HOH, HOMI, Real Estate Inc. and Real Estate LLC, or together with HOI, the Loan Obligors, was a guarantor of HOI's obligations under the December 2010 Facility.

The December 2010 Facility was secured by a perfected first priority security interest in all of the capital stock of Higher One, Inc. and its subsidiaries, and substantially all of each Loan Obligor's tangible and intangible assets, other than intellectual property. Each of the Loan Obligors granted a negative pledge of the intellectual property of HOI and its subsidiaries including patents and trademarks that are pending and acquired in the future to the administrative agent under the December 2010 Facility.

At our option, each advance under the December 2010 Facility accrued interest on the basis of a base rate or on the basis of a one-month, two-month or three-month Eurodollar rate, plus in either case, the Applicable Margin based on our Funded Debt to EBITDA, as each term is defined in the December 2010 Facility, at the time each loan is made. We also paid commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the product obtained by multiplying the Applicable Margin for commitment fees by the average daily unused commitment for that calendar quarter. The Applicable Margin for base rate advances was between (1.25%) and 0%, subject to a minimum total rate of 2%, and the Applicable Margin for Eurodollar rate advances was between 2.0% and 3.25%. The Applicable Margin for commitment fees was between 0.25% and 0.375%. Interest on Eurodollar loans was payable at the end of each applicable interest period. Interest on base rate advances was payable quarterly in arrears.

The December 2010 Facility contained certain affirmative covenants including, among other things, covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral. The December 2010 Facility also contained certain negative covenants that, among other things, restrict Higher One, Inc.'s ability, subject to certain exceptions, to incur additional indebtedness, grant liens on its assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of its business and engage in transactions with its affiliates.

In addition, the December 2010 Facility contained certain financial covenants that required us to maintain a minimum EBITDA level measured on the prior four fiscal quarters of $50 million, a funded debt to EBITDA ratio not to exceed 2.00 to 1.00, and a fixed charge coverage ratio of at least 1.25 to 1.00.

We incurred financing costs of $0.2 million in 2010, relating to the December 2010 Facility. These financing costs are included in deferred costs on the accompanying consolidated balance sheets.

October 2012 Facility

On October 16, 2012, HOI terminated the December 2010 Facility and entered into a new five-year senior secured revolving credit facility in an amount of $200.0 million, or the October 2012 Facility.  All amounts outstanding under the December 2010 Facility, which was $30.0 million, were repaid in full using borrowings available under the October 2012 Facility.  The October 2012 Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs.  Loans drawn under the October 2012 Facility are payable in a single maturity on October 16, 2017.

Each of the Loan Obligors is a guarantor of HOI's obligations under the October 2012 Facility.  Loans drawn under the October 2012 Facility are secured by a perfected first priority security interest in all of the capital stock of HOI and its domestic subsidiaries, and substantially all of each Loan Obligor's tangible and intangible assets, including intellectual property.

At our option, amounts outstanding under the October 2012 Facility accrue interest at a rate equal to either (i) the British Bankers Association LIBOR Rate, or BBA LIBOR, plus a margin of between 1.75% and 2.25% per annum (depending on our funded debt to EBITDA, as defined in the October 2012 Facility, ratio) or (ii) a fluctuating base rate tied to the federal funds rate, the administrative agent's prime rate and BBA LIBOR, subject to a minimum of 2%. Interest is payable on the last day of each interest period selected by us under the October 2012 Facility and, in any event, at least quarterly.  We pay a commitment fee ranging from 0.25% and 0.375% on the daily average undrawn portion of revolving commitments under the October 2012 Facility, which accrues and is payable quarterly in arrears.

The October 2012 Facility contains certain affirmative covenants including covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral.  The October 2012 Facility also contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of our business and engage in transactions with our affiliates.  In addition, the October 2012 Facility contains certain financial covenants that require us to maintain EBITDA, as defined in the October 2012 Facility on a consolidated basis for the prior four fiscal quarters of at least $50 million, a funded debt to EBITDA ratio not of 2.50 to 1.00 or less between October 16, 2012 and December 31, 2014 and of 2.00 to 1.00 or less thereafter, and a fixed charge coverage ratio of at least 1.25 to 1.00. We were in compliance with each of the applicable affirmative, negative and financial covenants of the October 2012 Facility as of December 31, 2012.

We incurred financing costs of $1.6 million in 2012, relating to the October 2012 Facility. These financing costs are included in deferred costs on the accompanying consolidated balance sheets. As of December 31, 2012, we had $80 million outstanding under the October 2012 Facility at a weighted average interest rate of 2.04%.

Cash Flows

The following table presents information regarding our cash flows, cash and cash equivalents for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,			Change from prior period
	2010	2011	2012	2011	2012
	(in thousands)			(in thousands)
Net cash provided by (used in):
Operating activities	$40,056	$44,467	$53,597	$4,411	$9,130
Investing activities	(31,756)	(43,011)	(50,051)	(11,255)	(7,040)
Financing activities	22,845	3,145	(29,600)	(19,700	(32,745)
Increase in cash and cash equivalents	31,145	4,601	(26,054)	(26,544	(30,655)
Cash and cash equivalents, end of period	$34,484	$39,085	$13,031	$4,601	$(26,054)

Operating Activities

The $9.1 million increase in net cash provided by operating activities for the year ended December 31, 2012 was primarily due to changes in our working capital accounts, including receipt of a large income tax receivable which was outstanding as of December 31, 2011.

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

Investing Activities

Net cash used for investing activities for 2012 primarily related to our acquisition of Campus Labs and capital expenditures.  Our capital expenditures included approximately $11.8 million in expenditures related to our real estate development project as well other projects.  We had net cash of $15.5 million provided by our available for sale investments.  During the year ended December 31, 2012, we sold substantially all of our available for sale investments in order to fund other liquidity needs, including the acquisition of Campus Labs and our treasury stock purchases.  During 2012, we also continued several software development projects which are still in the application development stage.

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

In 2011 we began to invest in certain information technology infrastructure projects that we expect will provide us with more flexibility and opportunities while helping us control costs over the long-term.  While we do not have material commitments to expend amounts on these projects, we do expect to continue investing in these projects in 2013.  We believe that our cash flow from operations together with our existing liquidity sources will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

Real Estate Development Project

During 2011 and 2012 we completed a project that developed two previously existing commercial buildings located in New Haven, Connecticut into our new corporate headquarters.  We moved into the redeveloped buildings at the end of 2011.  Real Estate LLC engaged Winchester Arms NH, LLC to develop the buildings and John Moriarty & Associates, or Moriarty, to be the general contractor for the project.  Our net cost has been reduced by federal tax credits, state grants and other programs described below. The real estate development project was funded using existing cash, cash generated from operations, various credits and grants and other financing.

A summary of the subsidies, grants and credits we received as of December 31, 2012 is as follows:

Name of program	Amount (in thousands)	Description
Federal Historic Preservation Tax Incentives Program	$5,705	We have received a federal tax credit equal to 20% of qualified rehabilitation expenditures related to the project. A receivable was recorded as of December 31, 2011 and was received in 2012.
State of Connecticut Department of Economic and Community Development, or DECD, Urban Act and Environmental Remediation Grant	5,500
The full grant proceeds were received in 2011.  We must (i) maintain corporate headquarters in Connecticut for the next 10 years, (ii) maintain a specified minimum average employment level for the years 2015 – 2018 and (iii) adhere to other administrative criteria.

Connecticut Development Authority Sales and Use Tax Relief Program	944
This program provided relief on certain sales and use tax associated with the real estate development project.  We must maintain corporate headquarters in Connecticut for the next 10 years and meet a specified minimum employment level as of March 31, 2015.

Other contributions	1,955	Cash contributions from Science Park Development Corporation and the prior building owner were received during 2011 and 2012 to offset a portion of the environmental remediation costs.

Many of these programs have criteria that we must meet in order to prevent forfeiture or repayment of the grants and credits, and in some cases the imposition of a penalty.  Higher One Holdings, Inc. has provided a guaranty to the DECD related to our obligation to repay the amounts granted to us if we fail to meet the criteria described above.  The maximum potential amount of future payments of this guaranty is approximately $5.9 million.  We currently believe that the likelihood of us being required to make a payment under this guaranty is remote.

In addition to the programs described above, we are also eligible to receive additional credits and subsidies in the future.  A description of these programs is included in the table below.
Name of program	Potential amount (in thousands)	Nature of the program
DECD Urban and Industrial Site Reinvestment Tax Credits	$18,500	State tax credits that can be earned beginning in 2013 and continuing through 2019
Other contributions	2,400	Cash contributions from SPDC (i) following completion of our project and (ii) based on the value of state historic tax credits awarded to SPDC.

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

Also in connection with this transaction, Real Estate LLC entered into a loan agreement and borrowed $7.6 million from an unrelated third party.  Real Estate LLC's loan bears interest at approximately 1.1%, payable quarterly and matures in December 2041.  Repayments on the loan commence in December 2019.  This loan is secured by the real estate development project.  In addition to the loan agreement, Real Estate Inc. admitted a new member into Real Estate LLC.  The new member contributed $2,168 of capital in exchange for a 2% interest in Real Estate LLC which was used to pay for a portion of our real estate development costs. We have presented this contribution on the consolidated balance sheet as a deferred contribution as a result of our expectation that we will re-acquire this interest in approximately seven years through the exercise of a put option for a nominal price by the counterparty to this agreement or through a fair value call option that we can exercise.

In connection with the NMTC transaction, we have provided a guaranty related to our actions or inactions which cause either a NMTC disallowance or recapture event.  In the event that we cause either a recapture or disallowance of the tax credits expected to be generated under this program, we will be required to repay the disallowed or recaptured tax credits plus an amount sufficient to pay the taxes on such repayment, to the counterparty of the agreement.  This guaranty will remain in place for seven years following this NMTC transaction. The maximum potential amount of future payments of this guaranty is approximately $6 million.  We currently believe that the likelihood of us being required to make a payment under this guaranty is remote.

Financing Activities

The net cash used in financing activities in 2012 was primarily related to repurchases of our common stock, which totaled $115.7 million during 2012.  A portion of the common stock purchases were financed through borrowings under our October 2012 Facility.  Borrowings under our credit facility were also used to fund a portion of the purchase price of the acquisition of Campus Labs.  The impact of stock option exercises also contributed to cash provided by financing activities, both cash received from the exercise of stock options and the tax benefit associated with certain stock option exercises.

The net cash provided by financing activities in 2011 was primarily related the impact of stock option exercises and the New Markets Tax Credit financing described in the section above.  Those cash inflows were offset by a use of cash to repurchase our common stock during the year.  We used $16.2 million to repurchase approximately 1.1 million shares of common stock in 2011.

Supplemental Non-GAAP Financial and Operating Information

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Adjusted EBITDA(1)	$59,465	$73,993	$68,267
Adjusted net income(2)	$34,418	$45,028	$38,750

Number of students enrolled at OneDisburse client higher education institutions at end of period	3,281	4,169	4,642

Number of students enrolled at payment transaction client higher education institutions at end of period	2,460	2,617	10,929

Number of OneAccounts at end of period	1,618	1,997	2,004

(1)     We define adjusted EBITDA as net income before interest, income taxes and depreciation and amortization, or EBITDA, further adjusted to remove the effects of stock-based customer acquisition expense related to our grants of common stock in connection with our acquisition of EduCard in 2008, cash-based customer acquisition expense related to the acquisition of IDC, merger and acquisition charges related to our acquisition of Campus Labs in 2012, stock-based compensation expense, the impact of the customer credit plan in 2011 and the gain we recorded in connection with the settlement of our litigation with the former stockholders of IDC. Neither EBITDA nor adjusted EBITDA should be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and adjusted EBITDA in the same manner as we do. We prepare and present adjusted EBITDA to eliminate the effect of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate our adjustments and the reasons we consider them appropriate.

We believe adjusted EBITDA is useful to our board of directors, management and investors in evaluating our operating performance for the following reasons:

•	adjusted EBITDA is widely used by investors to measure a company's operating performance without regard to certain items, such as interest expense, income tax expense, depreciation and amortization, stock-based expenses and certain other items, that can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the book value of their assets, their capital structures and the method by which their assets were acquired;

•	securities analysts use adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies;

•	because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time, stock-based customer acquisition expense and stock-based compensation expense are not key measures of our core operating performance;

•	merger and acquisition related costs, including adjustments to the fair value of our contingent consideration liability, are specific to an acquisition of a business, we believe that the costs related to such an acquisition and does not reflect how our business is performing at any particular time;

•	our decision to institute the customer credit plan during 2011 which provided approximately $4.7 million in credits to customers does not reflect on our current performance;

•	cash-based customer acquisition expense is an item related to the acquisition of IDC and does not reflect how our business is performing at any particular time; and

•	the gain we recorded in connection with the settlement of our litigation with the former stockholders of IDC is an item related to the acquisition of IDC and does not reflect how our business is performing at any particular time.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to EBITDA and adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Net income	$25,059	$31,893	$36,870
Interest income	(29)	(68)	(109)
Interest expense	729	266	967
Income tax expense	15,488	16,924	22,024
Depreciation and amortization	7,292	7,021	10,250
EBITDA	48,539	56,036	70,002
Customer credit plan	—	4,728	—
Other income	—	(1,500)	—
Merger and acquisition related expenses, net	—	—	(5,828)
Stock-based and other customer acquisition expense	8,013	10,861	—
Stock-based compensation expense	2,913	3,868	4,093
Adjusted EBITDA	$59,465	$73,993	$68,267

(2)     We define adjusted net income as net income, adjusted to eliminate (a) stock-based compensation expense related to incentive stock option grants and the gain we recorded in connection with the settlement of our litigation with the former stockholders of IDC and (b) after giving effect to tax adjustments, stock-based compensation expense related to non-qualified stock option grants, stock-based customer acquisition expense related to our grant of common stock in connection with our acquisition of EduCard in 2008, cash-based customer acquisition expense related to the acquisition of IDC, the impact of the customer credit plan in 2011, merger and acquisition charges related to our acquisition of Campus Labs in 2012 and amortization expenses related to intangible assets and financing costs. Adjusted net income should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our adjusted net income may not be comparable to similarly titled measures of other organizations because other organizations may not calculate adjusted net income in the same manner as we do. We prepare adjusted net income to eliminate the effect of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate our adjustments and the reasons we consider them appropriate.

We believe adjusted net income is useful to our board of directors, management and investors in evaluating our operating performance for the following reasons:

•	because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time, stock-based customer acquisition expense and stock-based compensation expense are not key measures of our core operating performance;

•	because cash-based customer acquisition expense is an item related to the acquisition of IDC and does not reflect how our business is performing at any particular time;

•	merger and acquisition related costs, including adjustments to the fair value of our contingent consideration liability, are specific to an acquisition of a business, we believe that the costs related to such an acquisition does not reflect how our business is performing at any particular time;

•	our decision to institute the customer credit plan during 2011 which provided approximately $4.7 million in credits to customers does not reflect on our current performance;

•	amortization expenses can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired; and

•	the gain we recorded in connection with the settlement of our litigation with the former stockholders of IDC is an item related to the acquisition of IDC and does not reflect how our business is performing at any particular time.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to adjusted net income for each of the periods indicated:

	Year Ended December 31,
	2010	2011	2012
	(in thousands)
Net income	$25,059	$31,893	$36,870
Customer credit plan	—	4,728	—
Stock-based and other customer acquisition expense	8,013	10,861	—
Stock-based compensation expense – incentive stock options	1,526	1,743	1,964
Stock-based compensation expense – non-qualified stock options	1,387	2,125	2,129
Merger and acquisition related expenses, net	—	—	(5,828)
Other income	—	(1,500)	—
Amortization of intangible assets	3,070	3,071	3,350
Amortization of deferred finance costs	204	76	213
Total pre-tax adjustments	14,200	21,104	1,828
Tax rate	38.2%	38.2%	38.2%
Tax adjustment (1)	4,841	7,969	(52)
Adjusted net income	$34,418	$45,028	$38,750

(1)	We have tax effected all the pre-tax adjustments except for stock-based compensation expense for incentive stock options, which are generally not tax deductible and other income which is not tax deductible.

The adjusted EBITDA and adjusted net income measures presented in this annual report on Form 10-K may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements, in particular our credit facility agreement.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	5+ Years	All Other
	(in thousands)
Long-term debt obligations (1)	$87,633	$—	$—	$80,000	$7,633	$—
Interest payments on long-term debt obligations (1)	9,339	1,716	3,432	3,092	1,099
Operating lease obligations (2)	3,482	635	1,050	544	1,253	—
Purchase obligations (3)	13,568	2,622	5,535	5,411	—	—
Contingent consideration obligation (4)	6,700	2,230	4,470
Uncertain tax positions and related interest (5)	441	—	—	—	—	441
Total contractual obligations	$121,163	$7,203	$14,487	$89,047	$9,985	$441

(1)	We have a variable rate senior secured revolving credit facility which matures on October 16, 2017 and a fixed rate loan payable which has a maturity date of 2041 and in which payments commence in 2019. Interest payments have been estimated assuming that the long-term debt is outstanding until maturity and the interest rate on our senior secured revolving credit facility remains consistent with our weighted average interest rate as of December 31, 2012.
(2)	We lease certain property in various locations under non-cancelable operating leases.
(3)	Purchase obligations include minimum amounts committed under contracts for services.
(4)	We have a contingent consideration obligation based on revenues earned through 2013 and the obligation will be paid through February 2014.
(5)	We are unable to reasonably estimate the timing of such liability and interest payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

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

Item 7A.             Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our Credit Facility accrues interest at a rate equal to a base rate or Eurodollar rate plus an applicable margin (depending on Higher One, Inc.'s funded debt to EBITDA ratio). Based upon a sensitivity analysis at January 1, 2013, assuming average outstanding borrowings during the year ended December 31, 2012 of $80.0 million, a hypothetical 50 basis point increase in interest rates would result in an increase in interest expense of $0.4 million.

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

Information required by this item is contained in our consolidated financial statements, related footnotes and the report of PricewaterhouseCoopers LLP, which information follows the signature page to this annual report on Form 10-K and is incorporated herein by reference.

Item 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer (performing the functions of principal executive officer and principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act and as required by Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are effective.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of such assessment did not include the Campus Labs business, which was acquired on August 7, 2012 and accounted for as a purchase business combination.  The total assets and revenues of the Campus Labs business represented approximately $54.4 million and 28% and $2.9 million and 1%, respectively, of the accompanying consolidated financial statement amounts as of and for the fiscal year ended December 31, 2012. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.             Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

 The information required by this item with respect to our executive officers is provided under the caption entitled "Executive Officers of the Registrant" in Part I of this annual report on Form 10-K and is incorporated by reference herein. The rest of the information required by this Item will be included in our Proxy Statement for the 2013 Annual Meeting of Stockholders set forth under the captions "General Information About the Board of Directors" and "Election of Directors," which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2012 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be included in our Proxy Statement for the 2013 Annual Meeting of Stockholders set forth under the captions "Director Compensation," "Named Executive Officer Compensation," "Compensation Committee Report," and "Compensation Committee Interlocks and Insider Participation," which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2012 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in our Proxy Statement for the 2013 Annual Meeting of Stockholders set forth under the captions "Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management" and "Equity Compensation Plan Information," which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2012 and is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this Item will be included in our Proxy Statement for the 2013 Annual Meeting of Stockholders set forth under the caption "Certain Relationships and Related Transactions," which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2012 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be included in our Proxy Statement for the 2013 Annual Meeting of Stockholders set forth under the headings "Fees Billed by Principal Accountant" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor," which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2012 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)

1. Financial Statements

The following financial statements are filed as part of this annual report on Form 10-K:

2. Financial Statement Schedules

Financial statement schedules are not submitted because they are not applicable, not required or the information is included in our consolidated financial statements.

3. Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this annual report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2012 to be signed on their behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2013

Higher One Holdings, Inc.

/s/ MARK VOLCHEK
Mark Volchek President and Chief Executive Officer (Duly authorized officer, principal executive officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK VOLCHEK
Mark Volchek	Chief Executive Officer and Director (principal executive officer and principal financial officer)	March 4, 2013

/s/ MILES LASATER
Miles Lasater	President, Chief Operations Officer and Chairman of the Board of Directors	March 4, 2013

/s/ PAUL BIDDELMAN	Director	March 4, 2013
Paul Biddelman

/s/ DAVID CROMWELL	Director	March 4, 2013
David Cromwell

/s/ STEWART GROSS	Director	March 4, 2013
Stewart Gross

/s/ ROBERT HARTHEIMER	Director	March 4, 2013
Robert Hartheimer

/s/ DEAN HATTON	Director	March 4, 2013
Dean Hatton

/s/ PATRICK MCFADDEN	Director	March 4, 2013
Patrick McFadden

/s/ CHARLES MORAN	Director	March 4, 2013
Charles Moran

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Higher One Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' (deficit) equity, and cash flows present fairly, in all material respects, the financial position of Higher One Holdings, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2012 and 2011).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

As described in the Report of Management on Internal Control over Financial Reporting, management has excluded the Campus Labs business from its assessment of internal control over financial reporting as of December 31, 2012 because the business was acquired by the Company in a purchase business combination during the year ended December 31, 2012.  We have also excluded the Campus Labs business from our audit of internal control over financial reporting.  The total assets and total revenues of the Campus Labs business represent 28% and 1%, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
March 4, 2013

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2011 and 2012
(In thousands, except share and per share amounts)

	2011	2012
Assets
Current assets:
Cash and cash equivalents	$39,085	$13,031
Investments in marketable securities	15,743	247
Accounts receivable	3,672	4,860
Income receivable	5,961	7,466
Deferred tax assets	33	37
Income tax receivable, net	12,671	1,593
Prepaid expenses and other current assets	6,774	9,297
Restricted cash	-	2,000
Total current assets	83,939	38,531
Deferred costs	3,776	4,665
Fixed assets, net	46,088	52,686
Intangible assets, net	16,787	38,143
Goodwill	15,830	47,000
Loan receivable related to New Markets Tax Credit financing (Note 12)	7,633	7,633
Other assets	712	740
Restricted cash	1,250	1,500
Total assets	$176,015	$190,898

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,118	$3,756
Accrued expenses	26,414	12,526
Contingent consideration, current portion	-	2,230
Deferred tax liabilities	-	356
Deferred revenue	9,690	16,027
Total current liabilities	39,222	34,895
Deferred revenue and other non-current liabilities	2,173	2,517
Loan payable and deferred contribution related to New Markets Tax Credit financing (Note 12)	9,801	9,490
Debt	-	80,000
Contingent consideration, non-current portion	-	3,520
Deferred tax liabilities	1,233	2,764
Total liabilities	52,429	133,186
Commitments and contingencies (Note 16)

Stockholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 57,675,806 shares issued and 56,615,683 shares outstanding at December 31, 2011; 58,045,404 shares issued and 46,660,781 shares outstanding at December 31, 2012	58	59
Additional paid-in capital	161,268	174,218
Treasury stock, 1,060,123 and 11,384,623 shares at December 31, 2011 and December 31, 2012, respectively	(16,208)	(131,903)
Retained earnings (accumulated deficit)	(21,532)	15,338
Total stockholders' equity	123,586	57,712
Total liabilities and stockholders' equity	$176,015	$190,898

The accompanying notes are an integral part of these consolidated financial statements.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended December 31, 2010, 2011 and 2012
(In thousands of dollars, except shares and per share amounts)

	2010	2011	2012
Revenue:
Account revenue	$113,516	$142,589	$150,715
Payment transaction revenue	15,742	18,733	23,168
Higher education institution revenue	12,543	16,614	21,016
Other revenue	3,168	3,112	2,821
Revenue before customer credit plan	144,969	181,048	197,720
Less customer credit plan	—	(4,728)	—
Revenue	144,969	176,320	197,720
Cost of revenue	51,845	67,560	80,280
Gross margin	93,124	108,760	117,440
Operating expenses:
General and administrative	32,381	37,715	46,321
Product development	3,311	3,265	5,221
Sales and marketing	16,185	20,265	12,284
Merger and acquisition related expenses, net	—	—	(5,828)
Total operating expenses	51,877	61,245	57,998
Income from operations	41,247	47,515	59,442
Interest income	29	68	109
Interest expense	(729)	(266)	(967)
Other income	–	1,500	310
Net income before income taxes	40,547	48,817	58,894
Income tax expense	15,488	16,924	22,024
Net income	$25,059	$31,893	$36,870

Net income available to common stockholders:
Basic	$16,149	$31,893	$36,870
Participating Securities	8,910	–	–
Diluted	$25,059	$31,893	$36,870

Weighted average shares outstanding:
Basic	33,395,310	55,210,972	53,877,879
Diluted	57,302,843	59,553,678	56,728,807

Net income available to common stockholders per common share:
Basic	$0.48	$0.58	$0.68
Diluted	0.44	0.54	0.65

The accompanying notes are an integral part of these consolidated financial statements.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' (Deficit) Equity
For the Years Ended December 31, 2010, 2011 and 2012
(In thousands of dollars, except shares)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance at December 31, 2009	12,975,169	$80,954	12,276,765	$12	$4,624	$—	$(78,484)	$7,106
Stock-based compensation	—	—	—	—	2,913	—	—	2,913
Stock-based customer acquisition expense	—	—	—	—	7,274	—	—	7,274
Tax benefit related to options and restricted stock	—	—	—	—	2,811	—	—	2,811
Conversion of preferred stock to common stock	(12,975,169)	(80,954)	38,925,507	39	80,915	—	—	—
Issuance of common stock	—	—	3,569,395	4	37,205	—	—	37,209
Exercise of stock options, net of repurchases	—	—	1,337,567	1	1,018	—	—	1,019
Net income	—	—	—	—	—	—	25,059	25,059
Balance at December 31, 2010	—	$—	56,109,234	$56	$136,760	$—	$(53,425)	$83,391
Stock-based compensation	—	—	—	—	4,010	—	—	4,010
Stock-based customer acquisition expense	—	—	—	—	10,493	—	—	10,493
Tax benefit related to options	—	—	—	—	8,793	—	—	8,793
Repurchase of common stock	—	—	(1,060,123)	—	—	(16,208)	—	(16,208)
Exercise of stock options	—	—	1,566,572	2	1,212	—	—	1,214
Net income	—	—	—	—	—	—	31,893	31,893
Balance at December 31, 2011	—	$—	56,615,683	$58	$161,268	$(16,208)	$(21,532)	$123,586
Stock-based compensation	—	—	—	—	4,287	—	—	4,287
Issuance of warrants	—	—	—	—	960	—	—	960
Tax benefit related to options	—	—	—	—	4,628	—	—	4,628
Repurchase of common stock	—	—	(10,324,500)	—	—	(115,695)	—	(115,695)
Cancellation of shares	—	—	(1,059,465)	(1)	—	—	—	(1)
Exercise of stockoptions	—	—	1,429,063	2	3,075	—	—	3,077
Net income	—	—	—	—	—	—	36,870	36,870
Balance at December 31, 2012	—	$—	46,660,781	$59	$174,218	$(131,903)	$15,338	$57,712

The accompanying notes are an integral part of these consolidated financial statements.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010, 2011 and 2012
(In thousands of dollars)

	2010	2011	2012
Cash flows from operating activities
Net income	$25,059	$31,893	$36,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,292	7,021	10,250
Amortization of deferred finance costs	204	76	213
Non-cash interest expense	360	-	-
Stock-based customer acquisition expense	7,274	10,493	-
Stock-based compensation	2,913	3,868	4,093
Deferred income taxes	(3,166)	(1,678)	1,856
Income tax benefit related to exercise of stock options	(2,811)	(8,793)	(4,655)
Non-cash fair value adjustment of contingent consideration	-	-	(7,250)
Other income	-	-	(313)
Gain on litigation settlement agreement	-	(1,500)	-
Loss on disposal of fixed assets	24	428	44
Changes in operating assets and liabilities:
Accounts receivable	(263)	(1,050)	1,220
Income receivable	(382)	(2,242)	(1,505)
Deferred costs	(988)	(992)	(903)
Prepaid expenses and other current assets	(1,669)	2,329	13,262
Other assets	(125)	109	(267)
Accounts payable	263	55	757
Accrued expenses	2,732	2,612	(3,256)
Deferred revenue	3,339	1,838	3,181
Net cash provided by operating activities	40,056	44,467	53,597
Cash flows from investing activities
Purchases of available for sale investment securities	(20,777)	(14,101)	(11,230)
Proceeds from sales of available for sale investment securities	6,080	13,055	14,634
Proceeds from maturities of available for sale investment securities	-	-	12,094
Purchases of fixed assets, net of changes in construction payables of $347, $11,584 and ($11,799), respectively	(7,059)	(40,328)	(23,495)
Acquisition of Campus Labs	-	-	(37,280)
Proceeds from development related subsidies	-	7,125	330
Loan made related to New Markets Tax Credit financing	-	(7,633)	-
Additions to internal use software	-	(1,379)	(2,854)
Deposits to restricted cash, net	-	-	(2,250)
Payment to escrow agent	(8,250)	(1,250)	-
Payment of acquisition payable	(1,750)	-	-
Proceeds from escrow agent	-	1,500	-
Net cash used in investing activities	(31,756)	(43,011)	(50,051)
Cash flows from financing activities
Tax benefit related to exercise of stock options	2,811	8,793	4,655
Proceeds from exercise of stock options	1,019	1,214	3,077
Repayments of line of credit	(22,000)	-	-
Proceeds from issuance of common stock, net of issuance costs	37,209	-	-
Proceeds from line of credit	4,000	-	80,000
Proceeds related to New Markets Tax Credit financing	-	7,633	-
Deferred contribution related to New Markets Tax Credit financing	-	2,168	-
Payment of deferred financing costs	(187)	(455)	(1,637)
Repayment of capital lease obligations	(7)	-	-
Repurchase of common stock	-	(16,208)	(115,695)
Net cash provided by financing activities	22,845	3,145	(29,600)
Net change in cash and cash equivalents	31,145	4,601	(26,054)
Cash and cash equivalents at beginning of period	3,339	34,484	39,085
Cash and cash equivalents at end of period	$34,484	$39,085	$13,031

Supplemental information:
Income tax paid	$16,491	$14,279	$4,483
Cash paid for interest	165	190	426

The accompanying notes are an integral part of these consolidated financial statements.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

1.	Nature of Business and Organization

Higher One Holdings, Inc., or HOH, is a leading provider of technology, data analytics and payment services to the higher education industry. The Company is incorporated in Delaware, maintains its headquarters in New Haven, Connecticut and provides a comprehensive suite of disbursement and payment solutions specifically designed for higher education institutions and their students. The Company has developed proprietary software-based solutions to provide these services. The Company has a wholly-owned subsidiary, Higher One, Inc., or HOI, which has two wholly-owned subsidiaries, Higher One Machines, Inc., or HOMI, and Higher One Real Estate, Inc., or Real Estate Inc.  HOI and HOMI together own 99% of Higher One Financial Technology Private Limited, or HOFTPL, an Indian entity formed during the quarter ending June 30, 2012 to perform certain of our operational support functions.  Higher One Payments, Inc., the acquired entity formerly known as Informed Decisions Corporation, or IDC, was previously a subsidiary and was merged into HOI in December 2011.  As of December 31, 2012, Real Estate Inc. has a 98% ownership interest in Higher One Real Estate SP, LLC, or Real Estate LLC.  HOMI and HOFTPL perform certain of our operational support functions. Real Estate Inc. and Real Estate LLC were each formed to hold and operate certain of our real estate. The terms "we," "us," "our" or "Higher One," unless the context otherwise requires, mean Higher One Holdings, Inc. and its subsidiaries.

2.	Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements reflect the financial position and results of operations of HOH and our majority and wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates include those related to the valuation of deferred taxes, provision for operational losses, valuation of our contingent consideration liability, valuation of acquired intangible assets and assumptions used in the valuation of stock options. Actual results could differ from these estimates.

Cash and Cash Equivalents

We consider all short-term, highly-liquid investments, with an original maturity of three months or less, to be cash equivalents. Cash equivalents are recorded at cost which approximates their fair value.

Accounts Receivable

Accounts receivable are recorded at face amounts less an allowance for doubtful accounts. We evaluate our accounts receivable and establish the allowance for doubtful accounts based on historical experience, analysis of past due accounts and other current available information.

Investments in Marketable Securities

Marketable securities that have a readily determinable fair value and that we do not intend to trade are classified as available for sale and carried at fair value. Unrealized holding gains and losses are recorded as other comprehensive income, a separate component of shareholders' equity, net of deferred income taxes.

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

We had no recorded unrealized gains or losses from investments as of either December 31, 2011 or 2012 and there is no difference between the amortized cost and fair value of the securities we held. There were no liabilities carried at fair value measured on a recurring basis as of December 31, 2011.  The fair value of our cash equivalents as of December 31, 2011 and 2012 was valued based upon Level 1 inputs.

Concentration of Credit Risk

Our potential concentration of credit risk consists primarily of trade accounts receivable from university clients. For the years ended December 31, 2010, 2011 and 2012 no university client individually accounted for more than 10% of trade accounts receivable or revenue.

Fixed Assets

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.

Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of consideration transferred over the fair values assigned to the underlying net identifiable assets of acquired businesses. We test goodwill for impairment annually on October 31, or whenever events or changes in circumstances indicate that an impairment may have occurred, by comparing its fair value to its carrying value. Effective for our test as of October 31, 2011, we adopted Accounting Standard Update No. 2011-08, "Testing Goodwill for Impairment" which allows for a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value.  Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If it is determined that an impairment has occurred, we record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. We test intangible assets for impairment whenever events occur indicating that the carrying value may be impaired.  No impairments of goodwill or intangible assets were recorded during the years ended December 31, 2010, 2011 or 2012.

The costs of defending and protecting patents are expensed. All costs incurred to the point when a patent application is to be filed are expensed as incurred.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)
Intangible assets are amortized using an estimate of the pattern in which the intangible asset's benefits are utilized, or the straight-line method if such a pattern cannot be determined, over the following estimated useful lives of the assets:
Acquired technology	5 to 7 years
Customer contracts	4 to 12 years
Non-compete agreements	5 years
Trademarks	9 to 10 years

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

Capitalized Software

Computer software costs incurred in the preliminary project stage for software to be used for internal use are expensed as incurred until the capitalization criteria have been met. The criteria for capitalization is defined as the point at which the preliminary project stage is complete, management commits to funding a computer software project, it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization ceases at the point that the computer software project is substantially complete and ready for its intended use. The capitalized costs are amortized using the straight-line method over the estimated economic life of the software, generally three years. Although we incurred costs relating to software improvements, for the year ended December 31, 2010, none of these costs met the criteria for capitalization.   During the year ended December 31, 2011 and 2012, approximately $1.4 million and $3.0 million, respectively, of costs were capitalized.

 Revenue Recognition and Deferred Revenue

We derive revenues from the delivery of services to higher education institution clients and their constituents such as students, faculty, staff and alumni. Revenues are recognized when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured. We enter into long-term (generally three- or five-year initial term) contracts with the institutions to provide payment and disbursement services. Our contracts to provide data analytic services are usually one-year contracts.  We categorize revenue as account revenue, payment transaction revenue, higher education institution revenue and other revenue. Deferred revenue consists of amounts billed to or received from clients for services prior to the performance of services.  During 2011, we implemented a customer credit plan which returned fees that had been charged to customers previously which is recorded as a reduction of revenue.  See Note 16 for further information.

Account Revenue

Account revenue is generated from deposit accounts opened and funded by students and other members of the campus community. We earn fees for services based on a fee schedule, including interchange fees charged to merchants, ATM fees, non-sufficient funds fees and other fees. Revenue on such transactions is recognized when the banking transaction is completed.

Payment Transaction Revenue

Payment transaction revenue is generated through convenience fees charged to students, parents or other payors who make online payments to higher education institution clients through our online payment product using a credit or debit card or by students that setup up a payment plan through us. Payment transaction revenue is recognized when the payment plan is established or as the transaction is processed and reflects the convenience fees from items paid by our clients' customers via the service.

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

Revenues from data analytic services include subscription license fees from clients accessing on-demand application services. Subscription fees are recognized ratably over the term of the subscription agreement, which is generally 1 year and renew unless cancelled by the customer.

Other Revenue

Other revenue consists of two main components: (i) fees received from our current bank partners based on prevailing interest rates and the total deposits held in accounts and (ii) a marketing incentive fee paid by MasterCard International Incorporated, or MasterCard, through June 30, 2012, based on new debit card issuances. We recognize this revenue as it is earned in each period.

Cost of Revenues

Cost of revenue consists primarily of data processing expenses, interchange expenses related to online payment and ATM transactions, amortization of acquired technology, uncollectible fees and customer service expenses.

We incur set-up and other direct costs of implementation at the outset of certain contracts that are comprised primarily of employee labor costs. These costs are directly related to a contract and are thus deferred and amortized to costs of revenue over the expected term of the contract, which is generally three to five years. In instances where a client terminates its contract before the end of the expected term of the contract, we modify the amortization period of the deferred costs of the related contract to equal the remaining period of time until termination of the service. See Note 6 for further information.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)
Stock-based Compensation

We measure and recognize compensation expense for share-based awards based on the estimated fair value on the date of grant. We issue new shares upon the exercise of outstanding stock options.  We estimate fair value of each option using the Black-Scholes option-pricing model with the following assumptions for stock options granted during the years ended December 31, 2010, 2011 and 2012:

	2010	2011	2012
Expected term	6.2 – 6.3 years	5.0 – 6.3 years	5.0 – 6.3 years
Expected volatility	51.0% – 51.9%	46.7% – 55.4%	47.8% – 51.7%
Risk-free rate	1.5% – 3.0%	1.1% – 2.7%	0.8% – 1.3%
Expected dividends	None	None	None

Expected term is the period of time that the equity grants are expected to remain outstanding. The Company calculates the expected life of the options using the "simplified method."  The simplified method is used because we do not yet have sufficient historical exercise data to provide a reasonable basis to estimate the expected term. We use the midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing. The simplified method was applied for all options granted during 2010, 2011 and 2012.

Expected volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. We have based our estimated volatility both on the historical volatility of a peer group of publically traded companies which includes companies that are in the same industry or are our competitors and our own historical volatility. We use a blended rate of our actual historical volatility and the historical volatility of a peer group because we do not yet have sufficient historical share volatility to provide a reasonable basis to estimate our expected volatility for the entire expected term.

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

Provision for Operational Losses

We have entered into agreements with third-party FDIC-insured banks to hold all deposit accounts of our accountholders. Although those deposit funds are held by the third-party banks, we are liable to the banks for any uncollectible accountholder overdrafts and any other losses due to fraud or theft. We provide reserves for our estimated overdraft liability and our estimated uncollectible fees to the third-party banks. The provision for these reserves is included within the costs of revenue on the accompanying consolidated financial statements. Such reserve is based upon an analysis of outstanding overdrafts and historical repayment rates. See Note 9 for further information.

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

Basic and Diluted Net Income Available to Common Stockholders per Common Share

As discussed in Note 13 below, on June 22, 2010, we consummated an initial public offering of common stock. Had we made a distribution to stockholders prior to the initial public offering, all classes of preferred stock would have participated pro rata in dividends if and when we declared a dividend. Therefore, the two class method of calculating basic net income per common share was applied for the periods prior to the initial public offering. Upon completion of the initial public offering, all classes of preferred stock were converted to common shares.

 Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted net income per common share, the basic weighted-average number of shares is increased by the dilutive effect of restricted stock, warrants and stock options using the treasury-stock method.  The treasury-stock method assumes that the options or warrants are exercised at the beginning of the year (or date of issue if later), and that the company uses those proceeds to purchase common stock for treasury at the average price for the reporting period.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)
The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income available to common stockholders per common share:
	2010	2011	2012
Net income available to common shareholders:
Basic	$16,149	$31,893	$36,870
Participating securities	8,910	—	—
Diluted	$25,059	$31,893	$36,870

Weighted average shares outstanding:
Basic	33,395,310	55,210,972	53,877,879
Stock awards	23,907,533	4,342,706	2,850,928
Diluted	57,302,843	59,553,678	56,728,807

Net income per common share:
Basic	$0.48	$0.58	$0.68
Diluted	$0.44	$0.54	$0.65

The dilutive effect of stock options and warrants totaling 936,728, 1,091,876 and 2,161,583 were not included in the computation of diluted net income per common share for the years ended December 31, 2010, 2011 and 2012, respectively, as their effect would be anti-dilutive. Anti-dilutive securities are securities that upon conversion or exercise increase earnings per share (or reduce the loss per share). Restricted stock shares totaling 1,701,975, 1,073,556 and 7,047 were not included in the computation of either basic or diluted earnings per share as all necessary conditions for vesting had not been satisfied by the end of the years ended December 31, 2010, 2011 and 2012, respectively.

Treasury Stock

Treasury stock is recorded at cost.

Comprehensive Net Income

Comprehensive net income includes net income, combined with any unrealized gains and losses not included in earnings and reflected as a separate component of stockholders' equity. There were no differences between net income and comprehensive net income for the years ended December 31, 2010, 2011 and 2012.

Segment Information

We currently operate in one business segment, namely, providing technology, data analytics and payment services to the higher education industry. We provide products and services to two distinct, but related target markets, higher education institutions and their students. We are not organized by market and we are managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. We do not operate any material separate lines of business or separate business entities with respect to our products or product development. Accordingly, we do not accumulate discrete financial information with respect to separate product lines and we do not have separately reportable segments. All of our material identifiable assets and substantially all of our clients and customers are located in the United States.

Recent Accounting Pronouncements

There were no new accounting standards adopted during 2012 which had a material impact on our consolidated financial position, results of operations or liquidity.  There were no new accounting standards issued which we expect to have a material impact on our consolidated financial position, results of operations or liquidity.

3.	Acquisitions

Intellectual Property Acquisition

On June 9, 2008, HOI entered into a purchase agreement with one of the officers of Educard, LLC to purchase certain intellectual property owned by this individual. The purchase price of 3,000,000 shares of common stock of the Company issued to the individual was subject to restrictions and certain repurchase rights through December 31, 2011; based upon student enrollment at qualified educational institutions which convert to our platform as defined in the agreement. As of December 31, 2011, 1,051,878 shares reverted back to us because all of the required milestones were not met.  As specific student milestones were met, the individual vested in a defined number of shares.  We have accounted for the vesting of shares as a selling expense and have recorded $7,274 and $10,493 of expense associated with shares that were vested in 2010 and 2011, respectively, based on the fair value of the shares at the time they were vested.

Informed Decisions Corporation Acquisition

On November 19, 2009, the Company entered into a Stock Purchase Agreement, or SPA, with IDC to acquire all of the shares of outstanding capital stock of IDC. The initial purchase price was $27,489. The purchase price was comprised of cash paid of $17,889, excluding cash acquired, and an acquisition payable of $9,600.  Pursuant to the SPA, the Company was required to make post-closing payments of $10,000. The post-closing payments called for four quarterly payments of $1,750 each on or before March 31, June 30, September 30 and December 31, 2010. A final post-closing payment of $3,000 was to be paid on or before December 31, 2010, but was subject to an escrow deposit reduction in regard to any applicable indemnification adjustments. After making the post-closing payment on March 31, 2010 of $1,750, the remaining amount due was placed into an escrow account. See Notes 5, 11 and 16 for further information.

Campus Labs, LLC Asset Acquisition

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

(ii)	warrants to purchase 150,000 shares of our common stock, which were valued at $1.0 million utilizing a Black-Scholes pricing model; and

(iii)
a potential earn-out payment calculated by multiplying the amount of 2013 revenues for the acquired business in excess of $12.5 million, if any, by 3.5 (subject to a maximum payment of $46.4 million).  The amount recognized as of the acquisition date for the potential earn-out payment was $13 million.  The estimated range of outcomes (undiscounted) for the payments due under the earn-out was between approximately $7 million and $23 million at the time of the acquisition.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)
We completed the acquisition on August 7, 2012, and used cash on hand and borrowings available under our credit facility to pay the cash portion of the purchase price and related transaction costs.  Campus Labs offers specialized, comprehensive assessment programs that combine data collection, reporting, organization, and campus-wide integration for higher education institutions, which we believe will help us deepen our relationships with higher education institutions by providing additional value-added services. The net assets and results of operations of the acquired assets of Campus Labs are included in our consolidated financial statements from August 7, 2012. Assets acquired and liabilities assumed were recorded at their fair values as of August 7, 2012.

Under the acquisition method of accounting, the total fair value of consideration transferred was allocated to Campus Lab's net tangible and intangible assets based on their estimated fair values as of August 7, 2012. The fair value of consideration transferred was allocated as follows as of August 7, 2012 (in thousands):

Assets acquired:
Accounts receivable	$2,408
Prepaid expenses	52
Fixed assets	577
Intangible assets	21,710
Goodwill	31,170
Total assets acquired	55,917

Liabilities assumed:
Accounts payable and accrued liabilities	1,178
Deferred revenue	3,500
Total liabilities assumed	4,678
Total fair value of consideration transferred	$51,239

The following methods and inputs were utilized to determine fair value for the respective items:
Item	Valuation technique	Inputs
Deferred revenue	Income approach	Estimated costs and associated profit margin to service our remaining obligations on contracts assumed as a result of the acquisition, discount rate
Contingent consideration	Income approach	Estimated range of revenues for 2013, discount rate
Non-compete agreements	Income approach – lost profits	Estimated probability of the associated individual leaving and competing, estimated future revenue impact of potential future competition
Completed technology	Income approach – relief from royalty	Estimated future revenue attributable to technology completed as of the acquisition date, royalty rate and discount rate
Tradename	Income approach – relief from royalty	Estimated future revenue, expected probability of utilizing the acquired tradenames in the future, discount rate.
Customer relationships	Income approach – excess earnings	Estimated future revenues attributable to existing higher education institution customers as of the acquisition date, estimated income associated with such revenue, royalty rate and discount rate

The acquired intangible assets are amortized each year based on the ratio that the projected cash flows for the intangible assets bear to the total of current and expected future cash flows for the intangible assets (in thousands).

	Weighted-average amortization period (in years)	Amount
Customer relationships	12	$14,410
Completed technology	7	5,600
Tradename	9	700
Non-compete agreements	5	1,000
	10	$21,710

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

Campus Labs does not constitute a separate operating segment. Our strategy is to integrate the Campus Labs business into our existing business. We have also concluded that our operating segment is a single reporting unit. Our single operating segment does not have any components that constitute a separate business for which discrete information will be available. We plan to operate the combined enterprise as one integrated business. Accordingly, the goodwill arising from the acquisition will be assigned to our single operating segment and single reporting unit.  We reported revenues totaling approximately $2.9 million from the Campus Labs acquisition from the acquisition date of August 7, 2012 through December 31, 2012.

Pro Forma Financial Information (Unaudited)

The financial information in the table below summarizes the combined results of operations of Campus Labs and HOH on a pro forma basis as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes amortization expense from acquired intangible assets, adjustments to interest expense, interest income and related tax effects.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

	Year ended
	December 31,
in thousands (other than share and per share information)	2011	2012
Revenues	$183,220	$203,168
Net income	$30,677	$36,747
Basic earnings per share	$0.56	$0.68
Basic weighted average number of common shares outstanding	55,210,972	53,877,879
Diluted earnings per share	$0.52	$0.65
Diluted weighted average number of common and common equivalent shares outstanding	59,553,678	56,728,807

4.	Investments in Marketable Securities and Fair Value Measurements

The following table reflects the assets and liabilities carried at fair value measured on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Fair values at December 31, 2012
Assets:
Certificate of deposit	$247	$—	$247	$—

Liabilities:
Contingent consideration	$5,750	$—	$—	$5,750

Fair values at December 31, 2011
Assets:
U.S. government debt securities	$15,498	$15,498	$—	$—
Certificate of deposit	245	—	245	—
Total assets	$15,743	$15,498	$245	$—

A summary of the activity of the fair value of the liabilities using unobservable inputs (Level 3 Liabilities) for the year ended December 31, 2012 is as follows (in thousands):

	Beginning Value of Level 3 Liabilities	New Level 3 Liabilities	Gain Recognized in Earnings	Ending Fair Value of Level 3 Liabilities
Contingent consideration	$—	$13,000	$(7,250)	$5,750

Our contingent consideration liability was valued using probability-weighted, future possible expected outcomes and an appropriate discount rate.  The unobservable input utilized in the determination of this liability includes our estimation of the range of revenues which will be achieved by the Campus Labs business during 2013.  The approximate range of revenues utilized to estimate the contingent consideration liability was between $12.5 and $17.3 million as of December 31, 2012. During the quarter ending December 31, 2012, we reduced the range of revenues utilized to estimate the contingent consideration liability to reflect our current best estimates regarding the revenue to be earned by the Campus Labs business during 2013. The $7.3 million adjustment recognized in earnings during the year ended December 31, 2012 was recorded in the merger and acquisition related line item in the consolidated statement of operations. The estimated range of outcomes (undiscounted) for the remaining payments due under the earn-out is between approximately $0 and $17 million based on our December 31, 2012 assessment. The contingent consideration liability is sensitive to changes in our estimate of revenues to be achieved by the Campus Labs business during 2013.  For each $1 million increase or decrease in the estimated revenues to be achieved by the Campus Labs business during 2013, the contingent consideration liability would increase or decrease by approximately $3.5 million (undiscounted).

We had no unrealized gains or losses from investments as of December 31, 2011 and 2012 and there is no difference between the amortized cost and fair value of the securities we held.

The carrying amounts of our cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term nature of these instruments. The carrying amount of our debt outstanding under our credit facility approximates fair value because we recently entered into this loan agreement, Our loan receivable related to New Markets Tax Credit financing is a debt instrument that we classify as held to maturity and is recorded at amortized cost.  The carrying value of both our loan receivable and loan payable related to New Markets Tax Credit financing approximates fair value as of December 31, 2012.  Our loan payable and loan receivable related to New Markets Tax Credit financing was estimated using discounted cash flow analysis based on rates for similar types of arrangements.

5.	Restricted Cash

On June 22, 2010, HOI provided notice and a certificate of claim for indemnity to the former stockholders of IDC under the Stock Purchase Agreement arising from certain misrepresentations and breaches of warranty. At the same time, HOI deposited an amount of $8,250 with an escrow agent, equal to the remaining balance of the acquisition payable. All amounts were paid out of escrow during 2011, $2,000 of which was paid to us and the remainder that was paid to the former shareholders of IDC. See Note 16 for additional discussion of the indemnity claim made by HOI, the complaint filed by the former stockholders of IDC and the settlement that was agreed upon by the parties

In February 2011 we deposited $1,075 into an escrow account to fulfill our obligations related to a sales and use tax agreement with the Connecticut Development Authority.  See Note 12 for additional information.  This amount is reflected on the consolidated balance sheet as noncurrent restricted cash as of December 31, 2011 and 2012.

During the year ended December 31, 2012, we deposited various amounts of cash with our bank partners in connection with the deposit processing services that they provide to us.  The amounts are reflected in both current and non-current portions of restricted cash as of December 31, 2012.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)
6.	Deferred Costs

Deferred costs consist of the following:

	December 31,
	2011	2012
Deferred implementation costs	$8,484	$9,375
Deferred financing costs	978	2,628
Less: Accumulated amortization	(5,686)	(7,338)
	$3,776	$4,665

For the years ended December 31, 2010, 2011 and 2012, we deferred $1,308, $1,447 and $2,541 respectively, of such costs. Amortization of deferred costs for the years ended December 31, 2010, 2011 and 2012 was $2,538, $1,453 and $1,652 respectively. Amortization of deferred financing costs is charged to interest expense. Amortization of deferred implementation costs is charged to cost of revenue.

7.	Fixed Assets

Fixed assets consist of the following:

	Estimated
	Useful Life	December 31,
	(in years)	2011	2012

Building and building improvements	10 or 39	$32,758	$33,010
Computers and software	3 – 10	5,881	17,001
Equipment	7	9,591	11,595
Furniture and fixtures	5	515	1,251
Leasehold improvements	5	498	508
Assets under construction		2,776	369
		52,019	63,734
Less: Accumulated depreciation		(5,931)	(11,048)
		$46,088	$52,686

Depreciation and amortization of fixed assets for the years ended December 31, 2010, 2011 and 2012 was $1,684, $2,573 and $5,462 respectively.

8.	Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	Weighted Average Amortization Period	December 31,
	(in years)	2011	2012
Goodwill		$15,830	$47,000

Acquired technology	7	$6,883	$12,483
Internal use software	3	422	422
Contracts and customer lists	11	11,031	25,441
Trademarks and domain names	9	450	1,150
Covenants not to compete	5	4,016	5,016
Internal use software in development		1,402	4,398
		24,204	48,910
Less: Accumulated amortization		(7,417)	(10,767)
Intangible assets, net		$16,787	$38,143

The following table summarizes changes in goodwill (in thousands):

Balance at December 31, 2010	$15,830
Balance at December 31, 2011	15,830
Acquisition of Campus Labs	31,170
Balance at December 31, 2012	$47,000

Intangible assets from acquisitions are amortized over five to twelve years. Amortization expense related to intangible assets was approximately $3,070, $3,071 and $3,350 for the years ended December 31, 2010, 2011 and 2012, respectively. Amortization related to internal use software and acquired is expensed to cost of revenues, while amortization of other intangibles is expensed to general and administrative expenses.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)
Total estimated amortization expense, related to intangible assets, for each of the next five years, as of December 31, 2012, is expected to approximate (in thousands):

Year Ending December 31,
2013	$4,449
2014	4,587
2015	4,221
2016	4,265
2017	3,317

9.	Provision for Operational Losses

Activity in the provision for operational losses for each of the last three years is as follows:

	December 31,
	2010	2011	2012
(Prepayment of) reserve for operational losses, beginning	$533	$(1,870)	$(3,796)
Provision for operational losses	7,197	8,860	12,009
Payments to third party for losses, net of recoveries	(9,600)	(10,786)	(12,676)
(Prepayment of) reserve for operational losses, ending	$(1,870)	$(3,796)	$(4,463)

The balance as of December 31, 2011 and 2012 is included within prepaid expenses and other current assets on the accompanying balance sheet.

10.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2011	2012
Construction related	$11,931	$153
Compensation and benefits	4,093	4,162
Bank and payment processing expenses	5,680	2,912
Data processing	1,364	2,642
Other	3,346	2,657
	$26,414	$12,526

11.	Debt and Acquisition Payable

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

December 2010 Facility

On December 31, 2010, HOI entered into a senior secured revolving credit facility in an amount of $50,000, or the December 2010 Facility. The December 2010 Facility provided for a letter of credit facility of up to $3,000 and included certain restrictions on the amount of acquisitions we may complete. Each of HOH, HOMI, Real Estate Inc. and Real Estate LLC, or together with HOI, the Loan Obligors, was a guarantor of HOI's obligations under the December 2010 Facility.

The December 2010 Facility was secured by a perfected first priority security interest in all of the capital stock of Higher One, Inc. and its subsidiaries, and substantially all of each Loan Obligor's tangible and intangible assets, other than intellectual property. Each of the Loan Obligors granted a negative pledge of the intellectual property of HOI and its subsidiaries including patents and trademarks that are pending and acquired in the future to the administrative agent under the December 2010 Facility.

At our option, each advance under the December 2010 Facility accrued interest on the basis of a base rate or on the basis of a one-month, two-month or three-month Eurodollar rate, plus in either case, the Applicable Margin based on our Funded Debt to EBITDA, as each term is defined in the December 2010 Facility, at the time each loan is made. We also paid commitment fees for the unused portion of the revolving loan on a quarterly basis equal to the product obtained by multiplying the Applicable Margin for commitment fees by the average daily unused commitment for that calendar quarter. The Applicable Margin for base rate advances was between (1.25%) and 0%, subject to a minimum total rate of 2%, and the Applicable Margin for Eurodollar rate advances was between 2.0% and 3.25%. The Applicable Margin for commitment fees was between 0.25% and 0.375%.  Interest on Eurodollar loans was payable at the end of each applicable interest period. Interest on base rate advances was payable quarterly in arrears.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)
The December 2010 Facility contained certain affirmative covenants including, among other things, covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral. The December 2010 Facility also contained certain negative covenants that, among other things, restrict Higher One, Inc.'s ability, subject to certain exceptions, to incur additional indebtedness, grant liens on its assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of its business and engage in transactions with its affiliates.

In addition, the December 2010 Facility contained certain financial covenants that required us to maintain a minimum EBITDA level measured on the prior four fiscal quarters of $50,000, a funded debt to EBITDA ratio not to exceed 2.00 to 1.00, and a fixed charge coverage ratio of at least 1.25 to 1.00.

We incurred financing costs of $187 in 2010, relating to the December 2010 Facility.

October 2012 Facility

On October 16, 2012, HOI terminated the December 2010 Facility and entered into a new five-year senior secured revolving credit facility in an amount of $200,000, or the October 2012 Facility.  All amounts outstanding under the December 2010 Credit Facility, which was $30,000, was repaid in full using borrowings available under the October 2012 Facility.  The October 2012 Facility permits the issuance of letters of credit of up to $20,000 and swing line loans of up to $10,000 to fund working capital needs.  Loans drawn under the October 2012 Facility are payable in a single maturity on October 16, 2017.

Each of the Loan Obligors is a guarantor of HOI's obligations under the October 2012 Facility.  Loans drawn under the October 2012 Facility are secured by a perfected first priority security interest in all of the capital stock of HOI and its domestic subsidiaries, and substantially all of each Loan Obligor's tangible and intangible assets, including intellectual property.

At our option, amounts outstanding under the October 2012 Facility accrue interest at a rate equal to either (i) the British Bankers Association LIBOR Rate, or BBA LIBOR, plus a margin of between 1.75% and 2.25% per annum (depending on our funded debt to EBITDA, as defined in the October 2012 Facility, ratio) or (ii) a fluctuating base rate tied to the federal funds rate, the administrative agent's prime rate and BBA LIBOR, subject to a minimum of 2%. Interest is payable on the last day of each interest period selected by us under the October 2012 Facility and, in any event, at least quarterly.  We pay a commitment fee ranging from 0.25% and 0.375% on the daily average undrawn portion of revolving commitments under the October 2012 Facility, which accrues and is payable quarterly in arrears.

The October 2012 Facility contains certain affirmative covenants including covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral.  The October 2012 Facility also contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of our business and engage in transactions with our affiliates.  In addition, the October 2012 Facility contains certain financial covenants that require us to maintain EBITDA, as defined in the October 2012 Facility on a consolidated basis for the prior four fiscal quarters of at least $50,000, a funded debt to EBITDA ratio not of 2.50 to 1.00 or less between October 16, 2012 and December 31, 2014 and of 2.00 to 1.00 or less thereafter, and a fixed charge coverage ratio of at least 1.25 to 1.00.  We were in compliance with each of the applicable debt covenants in the October 2012 Facility as of December 31, 2012.

We incurred financing costs of $1,637 in 2012, relating to the October 2012 Facility. These financing costs are included in deferred costs on the accompanying consolidated balance sheets.

As of December 31, 2012, we had $80,000 outstanding under the October 2012 Facility at a weighted average interest rate of 2.04%.

Acquisition Payable

In November 2009, in conjunction with the acquisition of IDC, we incurred payment obligations totaling $10,000 to the former shareholders of IDC. The agreement called for four quarterly payments of $1,750 to be made on or before each quarter ended March 31, June 30, September 30 and December 31, 2010. The agreement also called for one final payment of $3,000 on or before December 31, 2010, subject to adjustments for indemnification claims. The payment obligations were non-interest bearing. The acquisition payable was recorded at is fair value of $9,600 based upon an estimated interest rate of 5.0%. The payable was accreted to its principle amount on an effective interest rate method. For the year ended December 31, 2010 we recorded $360 of interest expense.

During 2010 we made one payment of $1,750 to the former shareholders of IDC and deposited the remaining $8,250 in an escrow account.  All amounts were paid out of escrow during 2011, $2,000 of which was paid to us and the remainder that was paid to the former shareholders of IDC. See Note 16.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)
12.	Real Estate Development Project and New Markets Tax Credit Financing

As of December 31, 2012, we have incurred approximately $33.0 million on a project that developed two previously existing commercial buildings located in New Haven, Connecticut into our new corporate headquarters, to which we moved at the end of 2011.  Real Estate LLC engaged Winchester Arms NH, LLC to develop the buildings and John Moriarty & Associates, or Moriarty, to be the general contractor for the project.

On February 18, 2011, Real Estate LLC signed a land lease with Science Park Development Corporation, or SPDC, which owns the property on which the two buildings reside, concerning the leasing, expansion and buyout of the land. The lease provides for a long term lease of the land at a nominal cost per year and includes a buyout option for a nominal amount after seven years.

In connection with the real estate development project, we received a number of grants, credits and subsidies which have reduced our basis in the building.  Many of these programs have criteria that we must meet in order to prevent forfeiture or repayment of the grants and credits and also criteria that we must meet on an ongoing basis which are described below.

Name of program	Amount (in thousands)	Continuing criteria	Potential recapture or forfeiture
Federal Historic Preservation Tax Incentives Program	$5,705	We may not dispose of the building or reduce our ownership interest below a specified level for five years following the date the building is placed in service.	The recapture amount is reduced 20% of the total amount claimed each year.
Department of Economic and Community Development Urban Act Grant and Environmental Remediation Grant	5,500
We must (i) maintain corporate headquarters in Connecticut for the next 10 years, (ii) maintain a specified minimum average employment level for the years 2015 – 2018 and (iii) adhere to other administrative criteria.

			The full amount of the grant, plus 7.5%.
Connecticut Development Authority Sales and Use Tax Relief Program	944	We must (i) maintain corporate headquarters in Connecticut for the next 10 years and (ii) meet a specified minimum employment level as of March 31, 2015.	The full amount of benefit received from the program plus 7.5%.
Other contributions	1,955	None	None

 All amounts, other than the Federal Historic Preservation Tax Incentives Program, were received by us during 2011.  The historic tax credits were received in 2012 and were included within prepaid expenses and other currents assets as of December 31, 2011.

We provided a guaranty to the Department of Economic and Community Development related to our obligation to repay the amounts granted to us if we fail to meet the criteria described above.  The maximum potential amount of future payments of this guaranty is approximately $5.9 million.  We currently believe that the likelihood of us being required to make a payment under this guaranty is remote.

 In December 2011, we consummated a financing transaction related to the federal New Markets Tax Credit, or NMTC, program which provided funding for our real estate development project.  The NMTC program is designed to encourage new or increased investments into operating businesses and real estate projects located in low-income communities.  In connection with this transaction, HOI provided a loan of $7,633 to an unrelated third party.  We consider this loan to be a debt instrument held to maturity which is recorded at amortized cost and the value as of December 31, 2012 approximates fair value.  The loan bears interest at 1.0% which is payable quarterly and matures in December 2041.  Repayments on the loan commence in December 2019.

Also in connection with this transaction, Real Estate LLC entered into a loan agreement and borrowed $7,633 from an unrelated third party.  Real Estate LLC's loan bears interest at approximately 1.1% which is payable quarterly and matures in December 2041.  Repayments on the loan commence in December 2019.  This loan is secured by the real estate development project.  In addition to the loan agreement, Real Estate Inc. admitted a new member into Real Estate LLC.  The new member contributed $2,168 of capital in exchange for a 2% interest in Real Estate LLC. We have presented this contribution on the consolidated balance sheet as a deferred contribution as a result of our expectation that we will re-acquire this interest in approximately seven years through the exercise of a put option for a nominal price by the counterparty to this agreement or through a fair value call option that we can exercise.

In connection with the NMTC transaction, we have provided a guaranty related to our actions or inactions which cause either a NMTC disallowance or recapture event.  In the event that we cause either a recapture or disallowance of the tax credits expected to be generated under this program, then we will be required to repay the disallowed or recaptured tax credits plus an amount sufficient to pay the taxes on such repayment, to the counterparty of the agreement.  This guaranty will remain in place through 2018. The maximum potential amount of future payments of this guaranty is approximately $6 million.  We currently believe that the likelihood of us being required to make a payment under this guaranty is remote.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)
13.	Capital Stock

Initial Public Offering

On June 22, 2010, we consummated an initial public offering of 3,569,395 shares of newly issued common stock and 6,780,605 shares offered by selling stockholders. The aggregate public offering price of the offering amount registered was $124,200 and the offering did not terminate before all of the shares registered in the registration statement were sold. Proceeds to the Company of $37,209, net of issuance costs were used to pay outstanding amounts on the August 2008 Facility, make an escrow payment of $8,250 related to the acquisition payable described in Note 11 above and fund working capital. We did not receive any of the proceeds from the sale of shares by the selling stockholders.

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

In connection with the acquisition of Campus Labs, we issued warrants to the former owners of Campus Labs, LLC which allows the former owners to acquire 150,000 shares of our common stock at a price of $11.67.  The warrants are first exercisable in August 2017 and expire in August 2022.

Preferred Stock

We are authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.001 per share.

Treasury Stock

In August 2011, our board of directors authorized a share purchase program pursuant to which we may purchase up to $40.0 million of our issued and outstanding shares of common stock through September 7, 2012.  In August 2012, our board of directors authorized a share purchase program pursuant to which we may purchase up to $100 million of our issued and outstanding shares of common stock through August 15, 2013.  During the years ended December 31, 2011 and 2012, we purchased 1,060,123 and 10,324,500 shares of our common stock, respectively at a cost of $16,208 and $115,695, respectively.  In January 2013, we purchased 528,403 shares of our common stock at a cost of $5,996. After the completion of the purchases of our common stock in January 2013, approximately $1.1 million of the $100 million authorization from August 2012 remained available.

14.	Stock Based Compensation

Our board of directors adopted the 2000 Stock Plan on April 20, 2000. The 2000 Stock Plan, as amended, permitted the granting of stock options and restricted stock to employees and directors not to exceed in the aggregate 11,400,000 shares of Common Stock. Such options expire ten years from the date of grant and options are no longer able to be granted under the 2000 Stock Plan. On March 26, 2010, our Board of Directors adopted the 2010 Equity Incentive Plan, or 2010 Plan. The 2010 Plan permits the granting of stock options, restricted stock and other stock-based awards to employees and directors not to exceed in the aggregate 4,860,000 shares of Common Stock. Options for our employees under the 2000 Plan and 2010 Plan vest over periods ranging from one month to five years, with the majority vesting as follows: one-fifth of the granted options vest one year from the date of grant; the remaining four-fifths vest at a rate of 1/48 per month over the remaining four years of the vesting period. We primarily grant incentive stock options, but occasionally grant nonqualified stock options to key members of management.

As of December 31, 2012, 3,564,702 and 4,845,725 shares of common stock were reserved under the 2000 Plan and 2010 Plan, respectively, of which 2,971,092 remain available for grant under the 2010 Plan.  A summary of stock option and restricted stock activity under the Company's stock plan for the years ended December 31, 2010, 2011 and 2012, and changes during the years then ended are as follows:

	Stock Options		Warrants		Restricted Stock
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares		Weighted Average Grant Stock Price
Outstanding at December 31, 2009	8,463,432	$2.57	-	$-	43,344		$10.80
Granted	630,750	14.48	-	-	—		—
Exercised	(1,337,567)	0.81	-	-	(10,833)	(1)	10.80
Forfeited / Canceled	(450,872)	8.03	-	-	—		—
Outstanding at December 31, 2010	7,305,743	$3.58	-	$-	32,511		$10.80
Granted	608,750	17.45	-	-	—		—
Exercised	(1,566,572)	0.77	-	-	(10,833)	(1)	10.80
Forfeited / Canceled	(157,455)	8.52	-	-	—		—
Outstanding at December 31, 2011	6,190,466	$5.53	-	$-	21,678		$10.80
Granted	858,000	13.19	150,000	11.67	—		—
Exercised	(1,429,063)	2.15	-	-	(7,044)	(1)	10.80
Forfeited / Canceled	(180,068)	11.15	-	-	(7,587)		10.80
Outstanding at December 31, 2012	5,439,335	$7.44	150,000	$11.67	7,047		$10.80

Intrinsic value
Shares outstanding	$24,776		$-		$74
Shares vested	24,197		-
(1)	Represents restricted stock vested

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)
The weighted-average grant-date fair value of options granted during the years ended December 31, 2010, 2011 and 2012 was $7.58, $8.92 and $6.23, respectively. The weighted-average grant-date fair value of options vested during the years ended December 31, 2010, 2011 and 2012 was $2.28, $3.48 and $4.67, respectively. The total grant-date fair value of options vested during the years ended December 31, 2010, 2011 and 2012 was $2,545, $3,448 and $4,139, respectively. The weighted-average grant-date fair value of options forfeited in 2010, 2011 and 2012 was $4.11, $4.38 and $6.21, respectively.

The following table summarizes information about stock options outstanding at December 31, 2012:

Options Outstanding and Expected to Vest			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

5,439,335	6.1	$7.44	3,952,661	5.2	$5.17

The total intrinsic value, the amount by which the stock price exceeds the exercise price of the option on the date of exercise, of stock options exercised for the years ended December 31, 2010, 2011 and 2012 was $17,550, $26,764 and $16,207, respectively.

As of December 31, 2012, the total compensation cost related to non-vested options and restricted stock not yet recognized in the consolidated financial statements is approximately $8,405, net of estimated forfeitures. The cost is expected to be recognized through December 2016 with a weighted average recognition period of approximately 3.5 years.

The total income tax benefits recognized in the consolidated statements of operations related to stock options for the years ended December 31, 2010, 2011 and 2012 were approximately $71, $125 and 199, respectively.

15.	Income Taxes

The components of income tax expense for the years ended December 31, 2010, 2011 and 2012, were as follows:

	2010	2011	2012
Current income tax expense
Federal	$17,035	$17,131	$18,788
State and local	1,619	1,471	1,380
Total	18,654	18,602	20,168

Deferred income tax benefit
Federal	(3,082)	(807)	1,992
State and local	(84)	(871)	(136)
Total	(3,166)	(1,678)	1,856
Income tax expense	$15,488	$16,924	$22,024

The reconciliation of expected income tax expense at the statutory federal income tax rate to the effective income tax rate is as follows:

	2010	2011	2012
Expected federal income tax expense	$14,191	$17,086	$20,613
Non-deductible expenses	496	26	631
State tax expense, net of federal tax effect	968	85	761
Federal credits	(98)	(253)	—
Other	(69)	(20)	19
	$15,488	$16,924	$22,024

Deferred tax (liabilities) assets reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of net deferred tax (liabilities) assets are as follows:

	December 31,
	2011		2012
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

Stock options	$1,526	$—	$2,007	$—
Tax credits	693	—	850	—
Intangible assets	2,952	—	1,330	—
Fixed assets	—	(6,116)	—	(6,402)
Other	731	—	630	(356)
Total	5,902	(6,116)	4,817	(6,758)
Valuation allowance	(986)	—	(1,142)	—
Total	$4,916	$(6,116)	$3,675	$(6,758)

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)
As of December 31, 2012, we had approximately $7,774 of state net operating loss carry-forwards, which expire from 2020 through 2032. We also have approximately $1,175 in state credit carry-forwards layers of which expire from 2013 to 2025. State net operating loss and credit carry-forwards of approximately $1,199 and $39, respectively are restricted under Section 382 of the Internal Revenue Code. As of December 31, 2012, we had federal net operating loss carry-forwards of approximately $150 that expire in 2022 and federal credit carry-forwards of approximately $86 that expire from 2020 to 2023. All federal net operating loss and credit carry-forwards are restricted under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code limits the utilization of net operating losses and credits when ownership changes, as defined by that section, occur. We have performed an analysis of our Section 382 ownership changes and determined that the utilization of certain of our net operating loss and credit carry-forwards may be limited. We do not expect that Section 382 will limit the utilization of the net operating loss or credit carry-forwards. Valuation allowances have been established primarily for state tax credits and net state operating loss carry-forwards which we do not expect to utilize.

In general, we are no longer subject to state examinations for tax years prior to 2009.  Years prior to 2009 are subject to examination in a limited number of states in which the statute of limitations period exceeds three years or net operating losses have been utilized in recent periods.  We are no longer subject to examination for federal purposes for tax years prior to 2010. All of the Company's unrecognized tax benefit liability would affect the Company's effective tax rate if recognized.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2010, 2011 and 2012 are as follows:

	2010	2011	2012
Balance at January 1	$545	$606	$342
Additions for tax positions related to the current year	40	53	17
Additions for tax positions of prior years	33	243	18
Reductions for tax positions of prior years	—	(402)	(10)
Settlements	(12)	(158)	—
Reduction due to statute of limitation expiration	—	—	(22)
Balance at December 31	$606	$342	$345

16.	Commitments and Contingencies

Operating Leases and Purchase Obligations

We lease facilities with varying terms, renewal options and expiration dates. Aggregate future minimum lease payments under non-cancelable operating leases are as follows:

2013	$635
2014	572
2015	478
2016	277
2017	267
Thereafter	1,253
Total payments	$3,482

Rent expense under non-cancelable operating leases for the years ended December 31, 2010, 2011 and 2012 was $1,036, $1,235 and $688, respectively.

We also have certain purchase obligations which include minimum amounts committed for contracts for services through 2014.  The minimum payments due for these services are as follows:

2013	$2,622
2014	2,718
2015	2,817
2016	2,919
2017	2,492
Total	$13,568

Litigation and Regulatory

From time to time, we are subject to litigation relating to matters in the ordinary course of business, as well as regulatory examinations, information gathering requests, inquiries and investigations.

In February 2011, the New York Regional Office of the Federal Deposit Insurance Corporation, or FDIC, notified us that it was prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. We responded to the FDIC's notification and have been in regular dialogue with the FDIC since 2010.  We voluntarily initiated a plan in December 2011 that provided credits to certain current and former customers that were previously assessed certain insufficient fund fees. As a result of this plan, we recorded a reduction in our revenue of approximately $4.7 million in 2011, which excludes the restitution of unpaid fees. The insufficient funds fees that were credited to customers under this plan were originally assessed beginning in 2008. Of the total charge of $4.7 million, an accrual of approximately $2.6 million was established for amounts which were not paid as of December 31, 2011. All amounts were paid to our customers as of March 31, 2012.  On August 8, 2012, we received a Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty, or the Consent Order, dated August 7, 2012, issued by the FDIC to settle such alleged violations.  Pursuant to the terms of the Consent Order, we neither admitted nor denied any charges when agreeing to the terms of the Consent Order. Under the terms of the Consent Order, we are required to, among other things, review and revise our compliance management system and, to date, we have already substantially revised our compliance management system. Additionally, the Consent Order provides for restrictions on the charging of certain fees. The Consent Order further provides that we shall make restitution to certain of our customers since 2008 for fees previously assessed, which restitution has been substantially completed through the voluntary customer credit plan described above, and pay a civil money penalty of $110.  As a result of the Consent Order and completion of the related examination, we believe that all material exposure related to this matter has been recorded and we do not expect any further losses as a result of this matter.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2012
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)
HOI and HOH are defendants in a series of putative class action lawsuits. While the specific causes of action differ in each suit, plaintiffs generally allege, among other things, violations of state consumer protection statutes (predicated, in part, on alleged violations of Department of Education rules and violations of the federal Electronic Funds Transfer Act) and various common law claims. Two cases assert direct causes of action under the federal Electronic Funds Transfer Act. The cases are as follows: Ashley Parker, et al. v. Higher One Holdings, Inc. et al., filed on July 3, 2012 in the United States District Court for the Northern District of Mississippi, Eastern Division; Jeanette Price et al. v. Higher One Holdings, Inc. et al., filed on July 27, 2012 in the United States District Court for the District of Connecticut; John Brandon Kent et al. v. Higher One Holdings, Inc. et al., filed on August 17, 2012 in the United States District Court for the Middle District of Alabama, Northern Division; Jonathan Lanham et al. v. Higher One Holdings, Inc. et al., filed on October 2, 2012 in the United States District Court for the Western District of Kentucky, Louisville Division; Aisha DeClue et al. v. Higher One, Inc., et al., filed on November 5, 2012 in the St. Louis County Circuit Court of Missouri; and Jill Massey et al. v. Higher One Holdings, Inc. et al., filed on November 6, 2012 in the United States District Court for the Southern District of Illinois, East Saint Louis Division. We filed a motion with the Judicial Panel on Multidistrict Litigation asking the Panel to transfer to a single court the first three cases named above (and any additional tag-along cases) for coordinated or consolidated pretrial proceedings. On December 11, 2012, the JPML ruled in favor of our motion and the Parker, Kent and Price actions were transferred to the District of Connecticut, and on December 21, 2012, the Lanham and Massey actions were transferred to the same court. This consolidated case is captioned In re Higher One OneAccount Marketing and Sales Practices Litigation, or the MDL. On December 21, 2013, Higher One removed the DeClue case to the United States District Court for the Eastern District of Missouri. On December 27, the JPML issued a conditional transfer order with respect to the DeClue action, which the DeClue plaintiffs have opposed and for which a hearing is expected in March. In DeClue, plaintiff has filed a motion to remand the case to state court, but the court has stayed any briefing on this motion until the JPML decides whether DeClue will proceed as part of the MDL. We believe the claims in each of these actions to be without merit. Although we plan to defend these matters vigorously, there can be no assurances of our success in these matters.

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

In February 2009 and September 2010, Higher One, Inc. filed two separate complaints against TouchNet Information Systems, Inc., or TouchNet, in the United States District Court for the District of Connecticut alleging patent infringement related to TouchNet's offering for sale and sales of its "eRefund" product in violation of two of our patents. In the complaints, we sought judgments that TouchNet has infringed two of our patents, a judgment that TouchNet pay damages and interest on damages to compensate us for infringement, an award of our costs in connection with these actions and an injunction barring TouchNet from further infringing our patents. TouchNet answered the complaint and asserted a number of defenses and counterclaims, including that it does not infringe our patent, that our patent is invalid or unenforceable and certain allegations of unfair competition and state and federal antitrust violations. In addition, TouchNet's counterclaims sought dismissal of our claims with prejudice, declaratory judgment that TouchNet does not infringe our patent and that our patent is invalid or unenforceable, as well as an award of fees and costs related to the action, and an injunction permanently enjoining us from suing TouchNet regarding infringement of our patent. The parties are currently in the discovery stage of the proceeding. We intend to pursue the matter vigorously. There can be no assurances of our success in these proceedings.

17.	Quarterly Results (unaudited)

The quarterly results of the Company for the years ended December 31, 2012 and 2011 are as follows:

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenue	$57,781	$38,913	$51,227	$49,799
Gross margin	36,457	21,772	29,389	29,822
Income from operations	21,458	6,664	11,883	19,437
Net income before income taxes	21,458	6,666	11,798	18,972
Net income	13,388	4,052	7,318	12,112
Basic net income per share	0.24	0.07	0.13	0.24
Diluted net income per share	0.23	0.07	0.13	0.22

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenue	$51,383	$35,067	$48,140	$41,730
Gross margin	33,950	21,644	28,510	24,656
Income from operations	17,929	5,033	13,239	11,314
Net income before income taxes	17,880	6,488	13,188	11,261
Net income	11,042	4,754	8,468	7,629
Basic net income per share	0.20	0.09	0.15	0.14
Diluted net income per share	0.19	0.08	0.14	0.13

Exhibit Index

Exhibit No.		Description
2.1	(1)	Asset Purchase Agreement dated as of June 9, 2008 by and among Higher One, Inc., EduCard, LLC and the members listed therein.
2.2	(1)	Intellectual Property Purchase Agreement dated as of June 9, 2008 by and between Kevin Jones and Higher One, Inc. (the "Intellectual Property Purchase Agreement").
2.3	(1)	First Amendment to the Intellectual Property Purchase Agreement dated as of May 7, 2009 by and between Kevin Jones and Higher One, Inc.
2.4	(1)	Second Amendment to the Intellectual Property Purchase Agreement dated as of August 21, 2009 by and between Kevin Jones and Higher One, Inc.
2.5	(1)	Stock Purchase Agreement dated as of November 19, 2009 by and among Higher One, Inc. and the shareholders of Informed Decisions Corporation listed thereto.
2.6	(4)	Third Amendment to the Intellectual Property Purchase Agreement dated as of May 5, 2010 by and between Kevin Jones and Higher One, Inc.
2.7	(4)	Fourth Amendment to the Intellectual Property Purchase Agreement dated as of December 10, 2010 by and between Kevin Jones and Higher One, Inc.
2.8	(4)	Fifth Amendment to the Intellectual Property Purchase Agreement dated as of February 3, 2010 by and between Kevin Jones and Higher One, Inc.
2.9	(5)	Sixth Amendment to the Intellectual Property Purchase Agreement dated as of April 15, 2011 by and between Kevin Jones and Higher One, Inc.
2.10	(5)	Seventh Amendment to the Intellectual Property Purchase Agreement dated as of April 20, 2011 by and between Kevin Jones and Higher One, Inc.
2.11	(7)	Eighth Amendment to the Intellectual Property Purchase Agreement dated as of December 21, 2011 by and between Kevin Jones and Higher One, Inc.
2.12	(10)	Asset Purchase Agreement dated August 7, 2012 between Campus Labs, LLC, the members of the Campus Labs, LLC and Higher One, Inc.
2.13	*	Ninth Amendment to the Intellectual Property Purchase Agreement dated as of June 1, 2012 by and between Kevin Jones and Higher One, Inc.
2.14	*	First Amendment to the Asset Purchase Agreement dated August 7, 2012 between Campus Labs, LLC, the members of the Campus Labs, LLC and Higher One, Inc.
3.1	(2)	Second Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 18, 2010.
3.2	(2)	Bylaws of the Registrant effective as of June 16, 2010.
10.1	(1)	Amended and Restated Investor Rights Agreement dated as of August 26, 2008 by and among Higher One Holdings, Inc. and the shareholders listed thereto.
10.2	(1)	Services Agreement dated as of May 9, 2008 by and between The Bancorp, Inc. and Higher One, Inc.**
10.3	(1)	Lease Agreement dated as of November 1, 2007 by and between WE 150 Munson LLC and Higher One, Inc (the "New Haven Lease").
10.4	(1)	Amendment No. 1 to the New Haven Lease dated as of June 5, 2009 by and between WE 150 Munson LLC and Higher One, Inc.
10.5	(1)	Amendment No. 2 to the New Haven Lease dated December 1, 2009 by and between WE 150 Munson LLC and Higher One, Inc.
10.6	(1)	Higher One Holdings, Inc. 2000 Stock Incentive Plan dated as of April 20, 2000, as amended on August 3, 2006.
10.7	(1)	Form of Higher One Holdings, Inc. Incentive Stock Option Agreement.
10.8	(1)	Form of Higher One Holdings, Inc. Non-Qualified Stock Option Agreement.
10.9	(1)	Form of Higher One Holdings, Inc. Stock Restriction Agreement.
10.10	(1)	Higher One Holdings, Inc. Short Term Incentive Plan, dated as of March 26, 2010
10.11	(1)	Higher One Holdings, Inc. 2010 Equity Incentive Plan, dated as of March 26, 2010
10.12	(1)	Form of Higher One Holdings, Inc. Stock Option Grant Agreement.
10.13	(3)	Credit Agreement, dated as of December 31, 2010, by and among Higher One, Inc., and Bank of America, N.A.
10.14	(4)	Guaranty dated as of December 31, 2010 by Higher One Holdings, Inc. in favor of Bank of America, N.A., as administrative agent.
10.15	(4)	Guaranty dated as of December 31, 2010 by Higher One Payments, Inc. in favor of Bank of America, N.A., as administrative agent.
10.16	(4)	Guaranty dated as of December 31, 2010 by Higher One Real Estate, Inc. in favor of Bank of America, N.A., as administrative agent.
10.17	(4)	Guaranty dated as of December 31, 2010 by Higher One Real Estate SP, LLC in favor of Bank of America, N.A., as administrative agent.
10.18	(4)	Guaranty dated as of December 31, 2010 by Higher One Machines, Inc. in favor of Bank of America, N.A., as administrative agent.
10.19	(4)	Stock Pledge Agreement dated as of December 31, 2010 by and between Higher One Holdings, Inc. and Bank of America, N.A., as administrative agent.
10.20	(4)	Lease Agreement dated as of May 21, 2010 by and between Higher One Payments, Inc. and GSR II, LLC and LM Swan Way, LLC
10.21	(6)	Termination to Amended and Restated Investor Rights Agreements dated as of August 22, 2011 by and among Higher One Holdings, Inc. and the shareholders listed thereto.
10.22	(7)	Deposit Processing Services Agreement between Urban Trust Bank and Higher One, Inc., dated December 23, 2011.**
10.23	(7)	Deposit Processing Services Agreement between Wright Express Financial Services Corporation and Higher One, Inc., dated January 11, 2012.**
10.24	(8)	Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated March 29, 2012**
10.25	(9)	Credit Agreement, dated as of October 16, 2012 among Higher One, Inc., its subsidiaries, Bank of America, N.A., other lenders party thereto and Merrill Lynch, Pierce Fenner & Smith, Incorporated.
10.26	*	First Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated May 3, 2012
10.27	*	Second Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated June 20, 2012
10.28	*	Third Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated July 26, 2012
10.29	*	Fourth Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated August 30, 2012
10.30	*	Fifth Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated November 30, 2012
10.31	*	Sixth Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated February 8, 2012
21.1	*	List of Subsidiaries of Higher One Holdings, Inc.
23.1	*	Consent of PricewaterhouseCoopers LLP
31.1	*	Certifications of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*(11)	XBRL Instance Document
101.SCH	*(11)	XBRL Taxonomy Extension Schema
101.CAL	*(11)	XBRL Taxonomy Calculation Linkbase
101.DEF	*(11)	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*(11)	XBRL Taxonomy Extension Label Linkbase
101.PRE	*(11)	XBRL Taxonomy Extension Presentation Linkbase

* **	Filed herewith Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(1)	Incorporated by reference to exhibit filed with Registrant's registration statement on Form S-1 (File No. 333-165673), as amended.
(2)	Incorporated by reference to exhibit filed with Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2010.
(3)	Incorporated by reference to exhibit filed with Registrant's Report on Form 8-K filed on January 5, 2011.
(4)	Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the period ending December 31, 2010.
(5)	Incorporated by reference to exhibit filed with Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 2011.
(6)       Incorporated by reference to exhibit filed with Registrant's Report on Form 8-K filed on August 23, 2011.
(7)	Incorporated by reference to exhibit filed with Registrant's Annual Report on Form 10-K for the period ending December 31, 2011.
(8)	Incorporated by reference to exhibit filed with Registrant's Quarterly Report on Form 10-Q for the period ending March 31, 2012.
(9)	Incorporated by reference to exhibit filed with Registrant's Report on Form 8-K filed on October 18, 2012.
(10)	Incorporated by reference to exhibit filed with Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2012.
(11)	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.