Form 10-Q
period 2013-03-31
Higher One Holdings, Inc.
filed 2013-05-10
CIK 1486800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013.
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
(203) 776-7776
(Registrant's Telephone Number, Including Area Code)
N/A
(Former Name, Former Address and Former Fiscal Year, If Changes Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" or "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2013 there were 46,720,762 shares of common stock, par value $0.001 per share, outstanding.

HIGHER ONE HOLDINGS, INC.
INDEX TO REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2013

As used herein, the terms "we," "us," "our," "the Company" or "Higher One," unless the context otherwise requires, mean Higher One Holdings, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Higher One Holdings, Inc.
Condensed Consolidated Balance Sheets
 (In thousands of dollars, except share and per share amounts)
(unaudited)
	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$11,051	$13,031
Investments in marketable securities	247	247
Accounts receivable	6,549	4,860
Income receivable	6,915	7,466
Deferred tax assets	-	37
Prepaid expenses and other current assets	6,127	10,890
Restricted cash	2,000	2,000
Total current assets	32,889	38,531
Deferred costs	4,382	4,665
Fixed assets, net	52,175	52,686
Intangible assets, net	37,690	38,143
Goodwill	47,000	47,000
Loan receivable related to New Markets Tax Credit financing	7,633	7,633
Other assets	821	740
Restricted cash	1,500	1,500
Total assets	$184,090	$190,898

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,224	$3,756
Accrued expenses	18,190	12,526
Contingent consideration, current portion	5,839	2,230
Deferred tax liabilities	154	356
Deferred revenue	16,420	16,027
Total current liabilities	43,827	34,895
Deferred revenue and other non-current liabilities	2,362	2,517
Loan payable and deferred contribution related to New Markets Tax Credit financing	9,413	9,490
Debt	63,000	80,000
Contingent consideration, non-current portion	-	3,520
Deferred tax liabilities	2,073	2,764
Total liabilities	120,675	133,186
Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 58,342,323 shares issued and 46,429,297 shares outstanding at March 31, 2013; 58,045,404 shares issued and 46,660,781 shares outstanding at December 31, 2012	59	59
Additional paid-in capital	176,115	174,218
Treasury stock, 11,913,026 and 11,384,623 shares at March 31, 2013 and December 31, 2012, respectively	(137,899)	(131,903)
Retained earnings	25,140	15,338
Total stockholders' equity	63,415	57,712
Total liabilities and stockholders' equity	$184,090	$190,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands of dollars, except share and per share amounts)
(unaudited)

	Three Months
	Ended March 31,
	2013	2012
Revenue:
Account revenue	$43,363	$47,110
Payment transaction revenue	6,701	5,329
Higher education institution revenue	7,141	4,624
Other revenue	175	718
Revenue	57,380	57,781
Cost of revenue	22,300	21,324
Gross margin	35,080	36,457
Operating expenses:
General and administrative	13,089	11,226
Product development	1,895	906
Sales and marketing	3,207	2,867
Merger and acquisition related	546	-
Total operating expenses	18,737	14,999
Income from operations	16,343	21,458
Interest income	19	32
Interest expense	(629)	(109)
Other income	77	77
Net income before income taxes	15,810	21,458
Income tax expense	6,008	8,070
Net income	$9,802	$13,388

Net income available to common stockholders:
Basic	$9,802	$13,388
Diluted	$9,802	$13,388

Weighted average shares outstanding:
Basic	46,268,310	55,343,943
Diluted	48,303,907	58,766,590

Net income available to common stockholders per common share:
Basic	$0.21	$0.24
Diluted	$0.20	$0.23

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity
 (In thousands of dollars, except shares)
(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2012	46,660,781	$59	$174,218	$(131,903)	$15,338	$57,712
Stock-based compensation	–	–	1,525	–	–	1,525
Issuance of restricted stock	70,882	–	–	–	–	–
Tax benefit related to options	–	–	148	–	–	148
Repurchase of common stock	(528,403)	–	–	(5,996)	–	(5,996)
Exercise of stock options	226,037	–	224	–	–	224
Net income	–	–	–	–	9,802	9,802
Balance at March 31, 2013	46,429,297	$59	$176,115	$(137,899)	$25,140	$63,415

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
 (In thousands of dollars)
(unaudited)

	Three months ended
	March 31,
	2013	2012
Cash flows from operating activities
Net income	$9,802	13,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,111	2,213
Amortization of deferred finance costs	111	34
Non-cash fair value adjustment of contingent consideration	89	-
Stock-based compensation	1,485	1,410
Deferred income taxes	(856)	(388)
Income tax benefit related to exercise of stock options	(148)	-
Other income	(77)	(78)
Loss on disposal of fixed assets	8	20
Changes in operating assets and liabilities:
Accounts receivable	(1,689)	(1,722)
Income receivable	551	802
Deferred costs	(184)	(256)
Prepaid expenses and other current assets	4,763	15,392
Other assets	(92)	107
Accounts payable	(532)	823
Accrued expenses	5,954	117
Deferred revenue	238	338
Net cash provided by operating activities	22,534	32,200
Cash flows from investing activities
Purchases of available for sale investment securities	-	(9,770)
Proceeds from sales and maturities of available for sale investment securities	-	3,700
Purchases of fixed assets, net of changes in payables of ($153) and ($8,242), respectively	(1,259)	(16,002)
Additions to internal use software	(631)	(811)
Proceeds from development related subsidies	-	330
Net cash used in investing activities	(1,890)	(22,553)
Cash flows from financing activities
Proceeds from line of credit	3,000	-
Repayments of line of credit	(20,000)	-
Tax benefit related to stock options	148	1,420
Proceeds from exercise of stock options	224	564
Purchases of common stock	(5,996)	(16,898)
Net cash used in financing activities	(22,624)	(14,914)
Net change in cash and cash equivalents	(1,980)	(5,267)
Cash and cash equivalents at beginning of period	13,031	39,085
Cash and cash equivalents at end of period	$11,051	$33,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Nature of Business and Organization

Higher One Holdings, Inc., or HOH, is a leading provider of technology, data analytics and payment services to the higher education industry. HOH provides a comprehensive suite of disbursement and payment solutions specifically designed for higher education institutions and their students and has developed proprietary software-based solutions to provide these services. HOH is incorporated in Delaware and maintains its headquarters in New Haven, Connecticut. HOH has a wholly-owned subsidiary, Higher One, Inc., or HOI, which has two wholly-owned subsidiaries, Higher One Machines, Inc., or HOMI, and Higher One Real Estate, Inc., or Real Estate Inc.  HOI and HOMI together own 99% of Higher One Financial Technology Private Limited, or HOFTPL.  Real Estate Inc. has a 98% ownership interest in Higher One Real Estate SP, LLC, or Real Estate LLC.  HOMI and HOFTPL perform certain of our operational support functions. Real Estate Inc. and Real Estate LLC were each formed to hold and operate certain of our real estate. The terms "we," "us," "our", the "Company" or "Higher One," unless the context otherwise requires, mean Higher One Holdings, Inc. and its subsidiaries.

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

The unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of our interim period results reported herein.  The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  Due to seasonal fluctuations and other factors, the results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements reflect our financial position and results of operations, including our majority and wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from management's estimates.

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

The dilutive effect of stock options and warrants to purchase our common stock totaling 3,607,322 and 1,300,871 were not included in the computation of diluted net income per common share for the three months ended March 31, 2013 and 2012, respectively, as their effect would be anti-dilutive. Anti-dilutive securities are securities that upon conversion or exercise increase earnings per share (or reduce the loss per share). Restricted stock shares totaling 77,929 were not included in the computation of either basic or diluted earnings per share as all necessary conditions for vesting have not been satisfied by the end of the three months ended March 31, 2013.

Comprehensive Income

There are no comprehensive income items other than net income. There are no recorded unrealized gains or losses on the investments in marketable securities as of the balance sheet dates.  Comprehensive income equals net income for all periods presented.

Accrued Expenses

Accrued expenses include $5.8 million and $0.2 million of accrued taxes as of March 31, 2013 and December 31, 2012, respectively.

Recent Accounting Pronouncements

There were no accounting standards adopted during 2012 or during the three months ended March 31, 2013 which had a material impact on our consolidated financial position, results of operations or liquidity.  There are no new accounting standards issued but not yet effective which we expect to have a material impact on our consolidated financial position, results of operations, liquidity or disclosure.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
3.	Investments in Marketable Securities and Fair Value Measurements

The following table reflects the assets and liabilities carried at fair value measured on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Fair values at March 31, 2013
Assets:
Certificate of deposit	$247	$—	$247	$—

Liabilities:
Contingent consideration	$5,839	$—	$—	$5,839

Fair values at December 31, 2012
Assets:
Certificate of deposit	$247	$—	$247	$—

Liabilities:
Contingent consideration	$5,750	$—	$—	$5,750

A summary of the activity of the fair value of the liabilities using unobservable inputs (Level 3 Liabilities) for the three months ended March 31, 2013, is as follows (in thousands):
	Beginning Value of Level 3 Liabilities	Loss Recognized in Earnings	Ending Fair Value of Level 3 Liabilities
Contingent consideration	$5,750	$89	$5,839

Our contingent consideration liability is valued using probability-weighted, future possible expected outcomes and an appropriate discount rate.  The unobservable input utilized in the determination of this liability includes our estimation of the range of revenues which will be achieved by the Campus Labs business during 2013.  The approximate range of revenues utilized to estimate the contingent consideration liability was between $12.5 and $16.6 million as of March 31, 2013. During the three months ending March 31, 2013, we adjusted the range of revenues utilized to estimate the contingent consideration liability to reflect our current best estimates regarding the revenue to be earned by the Campus Labs business during 2013. The $0.1 million adjustment recognized in earnings during the three months ended March 31, 2013 was recorded in the merger and acquisition related line item in the consolidated statement of operations. The estimated range of outcomes (undiscounted) for the remaining payments due under the earn-out is between approximately $0.1 and $14.4 million based on our March 31, 2013 assessment. The contingent consideration liability is sensitive to changes in our estimate of revenues to be achieved by the Campus Labs business during 2013.  For each $1 million increase or decrease in the estimated revenues to be achieved by the Campus Labs business during 2013, the contingent consideration liability would increase or decrease by approximately $3.5 million (undiscounted).

We had no unrealized gains or losses from investments as of December 31, 2012 or March 31, 2013 and there is no difference between the amortized cost and fair value of the securities we held. The carrying amounts of our cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term nature of these instruments. The carrying amount of our debt outstanding under our credit facility approximates fair value because we recently entered into this loan agreement. Our loan receivable related to New Markets Tax Credit financing is a debt instrument that we classify as held to maturity and is recorded at amortized cost.  The carrying value of both our loan receivable and loan payable related to New Markets Tax Credit financing approximates fair value as of March 31, 2013.  Our loan payable and loan receivable related to New Markets Tax Credit financing was estimated using discounted cash flow analysis based on rates for similar types of arrangements.

4.	Real Estate Development Project

During 2011 and 2012 we completed a project to develop two existing commercial buildings located in New Haven, Connecticut. We have provided two guarantees related to the real estate development project. We provided a guaranty to the State of Connecticut Department of Economic and Community Development related to our obligation to repay the amounts which were granted to us if we fail to meet certain criteria. The maximum potential amount of future payments of this guaranty is approximately $5.9 million.

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

On October 16, 2012, HOI entered into a five-year, $200.0 million, senior secured revolving credit facility, or the Credit Facility. As of March 31, 2013, we had $63.0 million in borrowings outstanding, at a weighted average interest rate of 2.0%, under our Credit Facility.  We are in compliance with all of the applicable affirmative, negative and financial covenants of the Credit Facility.  The amount available to be drawn under the Credit Facility may be increased by an additional $100.0 million upon our request and the agreement of the lenders party to the Credit Facility.  The Credit Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs.  Loans drawn under the Credit Facility are payable in a single maturity on October 16, 2017.

6.	Capital Stock

Treasury Stock

On August 1, 2012, our board of directors authorized a share repurchase program pursuant to which we may repurchase up to $100.0 million of our issued and outstanding shares of common stock through August 15, 2013.  During the three months ended March 31, 2013, we purchased 528,403 shares of our common stock at a cost of $6.0 million. All shares repurchased were held in treasury as of March 31, 2013.  See "Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" of this quarterly report on Form 10-Q for additional disclosure regarding our share repurchase programs.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7.	Commitments and Contingencies

From time to time we are subject to litigation relating to matters in the ordinary course of business, as well as regulatory examinations, information gathering requests, inquiries and investigations.

We are a defendant in a series of putative class action lawsuits. The cases are as follows: Ashley Parker, et al. v. Higher One Holdings, Inc. et al., filed on July 3, 2012 in the United States District Court for the Northern District of Mississippi, Eastern Division; Jeanette Price et al. v. Higher One Holdings, Inc. et al., filed on July 27, 2012 in the United States District Court for the District of Connecticut; John Brandon Kent et al. v. Higher One Holdings, Inc. et al., filed on August 17, 2012 in the United States District Court for the Middle District of Alabama, Northern Division; Jonathan Lanham et al. v. Higher One Holdings, Inc. et al., filed on October 2, 2012 in the United States District Court for the Western District of Kentucky, Louisville Division; Aisha DeClue et al. v. Higher One, Inc., et al., filed on November 5, 2012 in the St. Louis County Circuit Court of Missouri; and Jill Massey et al. v. Higher One Holdings, Inc. et al., filed on November 6, 2012 in the United States District Court for the Southern District of Illinois, East Saint Louis Division. We filed a motion with the Judicial Panel on Multidistrict Litigation, or JPML, asking the Panel to transfer to a single court the first three cases named above (and any additional tag-along cases) for coordinated or consolidated pretrial proceedings. On December 11, 2012 and December 21, 2012, the JPML ruled in our favor and the Parker, Kent, Price, Lanham, and Massey actions were transferred to the District of Connecticut. This consolidated case is captioned In re Higher One OneAccount Marketing and Sales Practices Litigation, or the MDL. Plaintiffs have since filed a consolidated amended complaint in the MDL. It generally alleges, among other things, violations of state consumer protection statutes (predicated, in part, on alleged violations of Department of Education rules and violations of the federal Electronic Funds Transfer Act) and various common law claims. On April 22, 2013, we filed a motion to dismiss the case. Discovery has commenced in the MDL. On December 21, 2012, Higher One removed the DeClue case to the United States District Court for the Eastern District of Missouri. On December 27, 2012, the JPML issued a conditional transfer order with respect to the DeClue action, which the DeClue plaintiffs have opposed. The JPML overruled that opposition and the DeClue case has been transferred to the District of Connecticut to proceed as part of the MDL. In DeClue, plaintiff has filed a motion to remand the case to state court, but the court has stayed any briefing on this motion until the MDL Court lifts the stay and enters a scheduling order. We believe the claims in each of these actions to be without merit. Although we plan to defend these matters vigorously, there can be no assurances of our success in these matters.

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

In accordance with applicable accounting guidance, we would establish a liability for these matters if and when they were to present loss contingencies that were both probable and reasonably estimable.

8.	Business Combinations

On August 7, 2012, we entered into an Asset Purchase Agreement with Campus Labs, LLC, or Campus Labs, and Eric Reich and Michael Weisman, as the members of Campus Labs, to purchase substantially all of the assets of Campus Labs.

We reported revenues totaling approximately $2.2 million from the Campus Labs acquisition during the three months ended March 31, 2013.  The financial information in the table below summarizes the combined results of operations of the Campus Labs business and us on a pro forma basis as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning the period presented. The pro forma financial information for the period presented also includes amortization expense from acquired intangible assets, adjustments to interest expense, interest income and related tax effects.

The pro forma financial information for the three months ended March 31, 2012 combines our historical results and the historical results for the Campus Labs business for the period from January 1, 2012 to March 31, 2012.

Three months ended
in thousands (other than per share information)	March 31, 2012
Revenues	$59,887
Net income	$13,022
Basic earnings per share	$0.24
Basic weighted average number of common shares outstanding	55,344
Diluted earnings per share	$0.22
Diluted weighted average number of common and common equivalent shares outstanding	58,767

9.	Subsequent Event

On May 7, 2013, we entered into an Asset Purchase Agreement with Sallie Mae, Inc. to purchase substantially all of the assets of the Campus Solutions business of Sallie Mae, Inc. for consideration of $47.3 million in cash. We completed the acquisition on May 7, 2013, and used borrowing available under our Credit Facility.  The Campus Solutions business provides business-to-business solutions, including e-commerce and billing payment solutions, refund disbursement services, and tuition payment plan administration, to more than 450 college and university business offices across the country. We believe the Campus Solutions business will create new relationships with higher education institutions and provide an expanded number of higher education institutions to which we can offer our current products and services.  The net assets and results of operations of the acquired assets of the Campus Solutions business will be included in our consolidated financial statements from May 7, 2013. The relevant business combination disclosures will be included in our financial statements once the preliminary accounting has been prepared.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes as included in our annual report on Form 10-K for the year ended December 31, 2012 and information contained elsewhere in such annual report on Form 10-K and in this quarterly report on Form 10-Q. The discussion contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "should" and similar expressions are intended to identify forward-looking statements. Factors that might cause these differences include those described under "Risk Factors" and elsewhere in the annual report on Form 10-K and in this quarterly report on Form 10-Q. The forward-looking statements included in this quarterly report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We cannot assure you that projected results or events will be achieved or will occur.

Overview

We believe that based on market share and the number of campuses employing our products, we are a leading provider of technology, payment services and data analytics to the higher education industry. We believe that none of our competitors can match our ability to provide solutions for higher education institutions' financial services needs, including compliance monitoring, and, consequently, that we provide the most comprehensive suite of disbursement and payment solutions specifically designed for higher education institutions and their students. We also provide campus communities with convenient, cost-competitive and student-oriented banking services, which include extensive user-friendly features.

Our products and services for our higher education institution clients include our OneDisburse® Refund Management® funds disbursement service, our CASHNet® suite of payment transaction products and services and our Campus Labs® suite of data analytics products. Through our bank partners, we offer our OneAccount service to the students of our higher education institution clients, which includes an FDIC-insured checking account, a debit MasterCard® ATM card, and other retail banking services.

As of March 31, 2013, more than 600 campuses serving approximately 4.7 million students had purchased the OneDisburse service and more than 1,300 campuses serving more than 11.1 million students had contracted to use at least one of our OneDisburse, CASHNet or Campus Labs products or services. We also serviced approximately 2.2 million OneAccounts as of March 31, 2013.

On May 7, 2013, we entered into an Asset Purchase Agreement with Sallie Mae, Inc. to purchase substantially all of the assets of the Campus Solutions business of Sallie Mae, Inc. for consideration of $47.3 million in cash. We used borrowing available under our Credit Facility to complete the acquisition. The Campus Solutions business provides business-to-business solutions, including e-commerce and billing payment solutions, refund disbursement services and tuition payment plan administration, to education institutions across the country. We believe the Campus Solutions business will create new relationships with higher education institutions and provide an expanded number of higher education institutions to which we can offer our current products and services. The net assets and results of operations of the acquired assets of the Campus Solutions business will be included in our consolidated financial statements from May 7, 2013.

Our revenue fluctuates as a result of seasonal factors related to the academic year. A large portion of our revenue is either directly or indirectly dependent on academic financial aid received by students and in turn the number of students enrolled at our higher education institution clients. Higher education institution clients typically disburse financial aid refunds to students at the start of each academic term. Distribution of financial aid disbursements through our OneDisburse service (1) indirectly generates revenue through deposits of financial aid into OneAccounts, which generates account revenue, and (2) directly generates revenue through our higher education institution clients' use of the OneDisburse service, which generates higher education institution revenue.

While revenue fluctuates over the course of the year, many of our expenses remain relatively constant, resulting in disparities in our net income and adjusted net income from quarter to quarter. Typically, the second quarter accounts for the smallest proportion of our revenues. This is primarily because the majority of financial aid is disbursed during other times of the year and higher education institutions tend to enroll more new students during the third fiscal quarter. We expect this trend to continue going forward.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Three Months Ended
	March 31,
	(Unaudited)
	2013	2012	$ Change	% Change
	(in thousands)
Account revenue	$43,363	$47,110	$(3,747)	(8.0)%
Payment transaction revenue	6,701	5,329	1,372	25.7%
Higher education institution revenue	7,141	4,624	2,517	54.4%
Other revenue	175	718	(543)	(75.6)%
Revenue	57,380	57,781	(401)	(0.7)%
Cost of revenue	22,300	21,324	976	4.6%
Gross margin	35,080	36,457	(1,377)	(3.8)%
General and administrative	13,089	11,226	1,863	16.6%
Product development	1,895	906	989	109.2%
Sales and marketing	3,207	2,867	340	11.9%
Merger and acquisition related	546	-	546	100.0%
Income from operations	16,343	21,458	(5,115)	(23.8)%
Interest income	19	32	(13)	(40.6)%
Interest expense	(629)	(109)	(520)	477.1%
Other income	77	77	-	-%
Net income before income taxes	15,810	21,458	(5,648)	(26.3)%
Income tax expense	6,008	8,070	(2,062)	(25.6)%
Net income	$9,802	$13,388	$(3,586)	(26.8)%

	Three Months Ended
	March 31,
	2013	2012

Account revenue	75.6%	81.5%
Payment transaction revenue	11.7%	9.2%
Higher education institution revenue	12.4%	8.0%
Other revenue	0.3%	1.2%
Revenue	100.0%	100.0%
Cost of revenue	38.9%	36.9%
Gross margin	61.1%	63.1%
General and administrative	22.8%	19.4%
Product development	3.3%	1.6%
Sales and marketing	5.6%	5.0%
Merger and acquisition related	0.9%	0.0%
Income from operations	28.5%	37.1%
Interest income	0.0%	0.1%
Interest expense	(1.0)%	(0.1)%
Other income	0.1%	0.1%
Net income before income taxes	27.6%	37.2%
Income tax expense	10.5%	14.0%
Net income	17.1%	23.2%

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenue

Account revenue
The decrease in account revenue was primarily due to a decrease in the service fees assessed to our customers during the three months ended March 31, 2013.  Our service fees decreased primarily as a result of changes in our account fee schedule, including the removal of a fee which was previously assessed to accounts which did not have activity over a set period of time and a decrease in the types of transactions which can produce an insufficient funds fee.

The number of OneAccounts increased from 2.1 million to 2.2 million, or 1.8%.  The growth in accounts is the result of new OneAccounts being opened which are affiliated with schools which began processing refunds using our OneDisburse services after March 31, 2012.  These new accounts were slightly offset by a reduction in the number of accounts at our other OneDisburse service clients.

Payment Transaction Revenue
Approximately half of the increase in payment transaction revenue was due to the addition of higher education institution clients that began utilizing the CASHNet SmartPay payment module after March 31, 2012.  The remainder of the increase was due both to an increase in payments processed at higher education institutions that were clients prior to March 31, 2012 and the launch of a number of schools utilizing MyPaymentPlan+, our full service payment plan offering.

Higher Education Institution Revenue
The increase in higher education institution revenue was primarily due to the inclusion of revenue from the acquisition of the Campus Labs business in August 2012.  The Campus Labs suite of products contributed approximately $2.2 million of revenue during the three months ended March 31, 2013.  The remaining increase in higher education revenue was a result of higher subscription revenue for our CASHNet suite of payment products.  The increase in subscription revenue was split evenly between revenue generated from sales of the CASHNet suite of payment products to new higher education institution clients over the course of the last twelve months as well as the addition of new modules sold to previously existing higher education institution clients.

Other Revenue
As a result of a change in our arrangement with MasterCard, which took effect in the fourth quarter of 2012, the amount of revenue received from MasterCard which is recorded in Other Revenue has been reduced and was the main reason for the decrease in Other Revenue compared to  the three months ended March 31,  2012.  Other Revenue is expected to continue to be lower in future periods through the end of 2013 when compared to the prior year period.

Cost of Revenue

During the three months ended March 31, 2013, our cost of revenue increased while our revenue slightly decreased, which resulted in a lower gross margin compared to the three months ended March 31, 2012.  The increase in our cost of revenue was primarily related to an increase in our processing costs related to transactions processed through our SmartPay service.  We experienced a decrease in our provision for operational losses, but the decrease was offset by other costs, including expenses associated with the acquisition of our Campus Labs business, including amortization expense of acquired intangible assets and personnel related costs, and customer service costs.

General and Administrative Expense

The increase in general and administrative expenses is primarily attributed to three factors.  Our personnel costs increased compared to the three months ended March 31, 2012 due to an increase in the number of employees.  Our professional fees increased as a result of legal costs incurred related to our outstanding litigation.  In addition, our depreciation expense increased as a result of additional computer operations and technology support being provided through internal resources, rather than outsourced service providers.

Product Development Expense

The increase in product development expense was primarily due to increases in personnel costs, a portion of which is due to the employees hired in connection with our acquisition of the Campus Labs business in August 2012.

Sales and Marketing Expense

The increase in sales and marketing expense was primarily due to increases in personnel costs, a portion of which is due to the employees hired in connection with our acquisition of the Campus Labs business in August 2012.

Merger and Acquisition Related

Our merger and acquisition related expenses include professional fees associated with the acquisition of the Campus Labs business in August 2012, certain employee related costs and a fair value adjustment to the contingent consideration component of the purchase price.

Our contingent consideration liability is measured at fair value on a recurring basis. It is valued using probability-weighted, future possible expected outcomes and an appropriate discount rate.  Our contingent consideration liability is a potential earn-out payment which is calculated by multiplying the amount of 2013 revenues for the acquired Campus Labs business in excess of $12.5 million, if any, by 3.5 (subject to a maximum payment of $46.4 million). During the quarter ended March 31, 2013, we recorded an adjustment of $0.1 million as a result of a change in the fair value of the contingent consideration liability.  The decrease in fair value of the contingent consideration liability was the result of small changes in the amount of revenues we expect to be earned during 2013 subject to the earn-out and the distribution of potential outcomes.  The contingent consideration payment is sensitive to changes in our estimates of the revenue to be earned during 2013 as a result of the 3.5 multiplier referenced above.  The fair value of the liability, as measured at March 31, 2013, may diverge materially from the amount that we will pay to settle the liability as a result of the time that will pass between March 31, 2013 and when we make payments under the earn-out arrangement in 2013 and 2014 and the estimates which we have made regarding revenues to be earned through the remainder of the year.  We will continue to record fair value adjustments to the contingent consideration liability throughout the year ending December 31, 2013 based on the amount of revenues we expect to earn during the year related to the acquired Campus Labs business.

Income Tax Expense

The decrease in income tax expense was primarily due to the decrease in net income before taxes.  The effective tax rates for the three months ended March 31, 2013 and 2012 were 38.0% and 37.6%, respectively.  Our effective rate is expected to be between 37% and 39% for the 2013 fiscal year.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows from operations and borrowings under our Credit Facility, as defined below. As of March 31, 2013, we had $11.1 million in cash and cash equivalents, $0.2 million in available-for-sale investments and approximately $88.8 million in borrowing capacity available under our Credit Facility. Subsequent to March 31, 2013, and in connection with our acquisition of the Campus Solutions business, we drew an additional $49.0 million from our Credit Facility.  Our primary liquidity requirements are for working capital, capital expenditures, product development expenses and general corporate needs. As of March 31, 2013, we had a working capital deficit of $10.9 million.

Senior Secured Revolving Credit Facility

In October 2012, HOI terminated its existing credit facility and entered into a new five-year senior secured revolving credit facility in an amount of $200.0 million, or the Credit Facility.  As of March 31, 2013, we had $63.0 million in borrowings outstanding, at a weighted average interest rate of 2.0%, under the Credit Facility.  The Credit Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs.  Loans drawn under the Credit Facility are payable in a single maturity on October 16, 2017.

Each of HOH, HOMI, Real Estate Inc. and Real Estate LLC, or together with HOI, the Loan Obligors, is a guarantor of HOI's obligations under the Credit Facility.  Loans drawn under the Credit Facility are secured by a perfected first priority security interest in all of the capital stock of HOI and its domestic subsidiaries, and substantially all of each Loan Obligor's tangible and intangible assets, including intellectual property.

At our option, amounts outstanding under the Credit Facility accrue interest at a rate equal to either (i) the British Bankers Association LIBOR Rate, or BBA LIBOR, plus a margin of between 1.75% and 2.25% per annum (depending on our funded debt to EBITDA, as defined in the Credit Facility, ratio) or (ii) a fluctuating base rate tied to the federal funds rate, the administrative agent's prime rate and BBA LIBOR, subject to a minimum of 2%. Interest is payable on the last day of each interest period selected by us under the Credit Facility and, in any event, at least quarterly.  We pay a commitment fee ranging from 0.25% and 0.375% on the daily average undrawn portion of revolving commitments under the Credit Facility, which accrues and is payable quarterly in arrears.

The Credit Facility contains certain affirmative covenants including covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral.  The Credit Facility also contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of our business and engage in transactions with our affiliates.  In addition, the Credit Facility contains certain financial covenants that require us to maintain 1) EBITDA, as defined in the Credit Facility, on a consolidated basis for the prior four fiscal quarters of at least $50 million, 2) a funded debt to EBITDA ratio of 2.50 to 1.00 or less between October 16, 2012 and December 31, 2014 and of 2.00 to 1.00 or less thereafter, and 3) a fixed charge coverage ratio of at least 1.25 to 1.00. We were in compliance with each of the applicable affirmative, negative and financial covenants of the Credit Facility as of March 31, 2013.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the three months ended March 31, 2013 and March 31, 2012:

	Three Months Ended March 31,
	2013	2012	$ Change
	(unaudited)
	(in thousands)
Net cash provided by (used in):
Operating activities	$22,534	$32,200	$(9,666)
Investing activities	(1,890)	(22,553)	20,663
Financing activities	(22,624)	(14,914)	(7,710)
Decrease in cash and cash equivalents	(1,980)	(5,267)	3,287
Cash and cash equivalents, end of period	$11,051	$33,818	$(22,767)

The decrease in net cash provided by operating activities was primarily comprised of a $6.6 million decrease in the cash provided by changes in working capital accounts during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  During the three months ended March 31, 2012, we received a federal tax refund which was recorded as a receivable as of December 31, 2012 which increased the cash provided by operating activities in the period.  In addition, during the three months ended March 31, 2013, net income decreased by $3.7 million, which was offset by a $0.5 million net increase in other adjustments to reconcile net income to net cash provided by operating activities.

The decrease in net cash used in investing activities primarily relates to decreased expenditures on fixed assets as a result of expenditures on our real estate development project during 2012.  In addition, during the three months ended March 31, 2013, we did not have any purchases or sales of available for sale investment securities.

We believe that our cash flows from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next twenty-four months.

We utilized cash generated from our operating activities to repay a net amount of $17.0 million of the amounts due under our Credit Facility.  We also used approximately $6.0 million to purchase our common stock through our authorized share purchase program.

Supplemental Financial and Operating Information
	Three Months Ended
	March 31,
	2013	2012
	(unaudited) (in thousands)

Adjusted EBITDA	$21,562	$25,158
Adjusted net income	$12,001	$14,949

Number of students enrolled at OneDisburse client higher education institutions at end of period	4,709	4,330

Number of students enrolled at all higher education institution clients at end of period	11,170	6,204

Number of OneAccounts at end of period	2,161	2,122

We define adjusted EBITDA as net income before interest, income taxes and depreciation and amortization, or EBITDA, further adjusted to remove the effects of stock-based compensation expense and incremental expenses, certain of which are non-cash, directly related to merger and acquisition activities. Neither EBITDA nor adjusted EBITDA should be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and adjusted EBITDA in the same manner as we do.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to EBITDA and adjusted EBITDA for each of the periods indicated:
	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
	(in thousands)

Net income	$9,802	$13,388
Interest income	(19)	(32)
Interest expense	629	109
Income tax expense	6,008	8,070
Depreciation and amortization	3,111	2,213
EBITDA	19,531	23,748
Merger and acquisition related expenses	546	-
Stock-based compensation expense	1,485	1,410
Adjusted EBITDA	$21,562	$25,158

We define adjusted net income as net income, adjusted to eliminate (a) stock-based compensation expense related to incentive stock option grants and (b) after giving effect to tax adjustments, (1) stock-based compensation expense related to non-qualified stock option grants, (2) incremental expenses, certain of which are non-cash, directly related to merger and acquisition activities and (3) amortization expenses related to intangible assets and financing costs. Adjusted net income should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our adjusted net income may not be comparable to similarly titled measures of other organizations because other organizations may not calculate adjusted net income in the same manner as we do.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to adjusted net income for each of the periods indicated:
	Three Months Ended
	March 31, 2013
	2013	2012
	(unaudited)
	(in thousands)

Net income	$9,802	$13,388

Merger and acquisition related	546	-
Stock-based compensation expense - incentive stock options	484	507
Stock-based compensation expense - non-qualified stock options	1,001	903
Amortization of intangibles	1,130	768
Amortization of deferred finance costs	111	34
Total pre-tax adjustments	3,272	2,212
Tax rate	38.5%	38.2%
Tax adjustment (1)	1,073	651
Adjusted net income	$12,001	$14,949

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

Contractual Obligations

There have been no material changes to our contractual commitments from those disclosed in our annual report on Form 10-K for the year ended December 31, 2012 except for the decrease in the amount owed under our Credit Facility.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The significant accounting policies and basis of preparation of our consolidated financial statements are described in Note 2, "Significant Accounting Policies" of our notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012 and in this Quarterly Report on Form 10-Q. Under accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in our financial statements. Actual results could differ materially from those estimates.

We believe the judgments, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:
•	Provision for operational losses;
•	Stock-based compensation; and
•	Income taxes.

For a complete discussion of these critical accounting policies, refer to "Critical Accounting Policies" within "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included within our annual report on Form 10-K for the year ended December 31, 2012.  At March 31, 2013, there have been no material changes to any of the Critical Accounting Policies described therein.

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

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our Credit Facility accrues interest at a rate equal to a base rate or Eurodollar rate plus an applicable margin (depending on Higher One, Inc.'s funded debt to EBITDA ratio). Based upon a sensitivity analysis at April 1, 2013, assuming average outstanding borrowings during the year ended March 31, 2013 of $63.0 million, a hypothetical 50 basis point increase in interest rates would result in an increase in interest expense of $0.3 million.

In addition, we receive processing fees paid from our bank partners, based on prevailing interest rates and the total deposits held in our OneAccounts. Since 2008, fees paid by our bank partners have been relatively small because of low interest rates. A change in interest rates would affect the amount of processing fees that we earn and therefore would have an effect on our revenue, cash flows and results of operations.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms.

There has been no change in our internal controls over financial reporting during the three months ended March 31, 2013 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments in our legal proceedings since we filed our annual report on Form 10-K for the year ended December 31, 2012, except as follows:

We are a defendant in a series of putative class action lawsuits. The cases are as follows: Ashley Parker, et al. v. Higher One Holdings, Inc. et al., filed on July 3, 2012 in the United States District Court for the Northern District of Mississippi, Eastern Division; Jeanette Price et al. v. Higher One Holdings, Inc. et al., filed on July 27, 2012 in the United States District Court for the District of Connecticut; John Brandon Kent et al. v. Higher One Holdings, Inc. et al., filed on August 17, 2012 in the United States District Court for the Middle District of Alabama, Northern Division; Jonathan Lanham et al. v. Higher One Holdings, Inc. et al., filed on October 2, 2012 in the United States District Court for the Western District of Kentucky, Louisville Division; Aisha DeClue et al. v. Higher One, Inc., et al., filed on November 5, 2012 in the St. Louis County Circuit Court of Missouri; and Jill Massey et al. v. Higher One Holdings, Inc. et al., filed on November 6, 2012 in the United States District Court for the Southern District of Illinois, East Saint Louis Division. We filed a motion with the Judicial Panel on Multidistrict Litigation, or JPML, asking the Panel to transfer to a single court the first three cases named above (and any additional tag-along cases) for coordinated or consolidated pretrial proceedings. On December 11, 2012 and December 21, 2012, the JPML ruled in our favor and the Parker, Kent, Price, Lanham, and Massey actions were transferred to the District of Connecticut. This consolidated case is captioned In re Higher One OneAccount Marketing and Sales Practices Litigation, or the MDL. Plaintiffs have since filed a consolidated amended complaint in the MDL. It generally alleges, among other things, violations of state consumer protection statutes (predicated, in part, on alleged violations of Department of Education rules and violations of the federal Electronic Funds Transfer Act) and various common law claims. On April 22, 2013, we filed a motion to dismiss the case. Discovery has commenced in the MDL. On December 21, 2012, Higher One removed the DeClue case to the United States District Court for the Eastern District of Missouri. On December 27, 2012, the JPML issued a conditional transfer order with respect to the DeClue action, which the DeClue plaintiffs have opposed. The JPML overruled that opposition and the DeClue case has been transferred to the District of Connecticut to proceed as part of the MDL. In DeClue, plaintiff has filed a motion to remand the case to state court, but the court has stayed any briefing on this motion until the MDL Court lifts the stay and enters a scheduling order. We believe the claims in each of these actions to be without merit. Although we plan to defend these matters vigorously, there can be no assurances of our success in these matters.

Item 1A.	Risk Factors

There have been no material changes to our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2012, except as follows:

We depend on our founders and other key members of executive management and the loss of their services could have a material adverse effect on our business.

We substantially depend on the efforts, skill and reputations of our founders and senior management team, including Mark Volchek (Founder and Chief Executive Officer), Miles Lasater (Founder and President), Casey McGuane (Chief Operating Officer), Robert Reach (Chief Sales Officer) and Christopher Wolf (Chief Financial Officer). We do not currently maintain key person life insurance policies with respect to our executive officers. None of our executive officers have entered into employment agreements with us, leaving them free to terminate their involvement with us at any time and/or to pursue other opportunities. For example, on June 30, 2012, Dean Hatton, our former President and Chief Executive Officer, retired from his position. The retirement of Mr. Hatton or the loss of any of our other executive officers or founders could have a material adverse effect on our ability to manage our company, growth prospects, business financial condition and results of operations.

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

On May 1, 2012, ED published in the Federal Register a notice of intent to establish a negotiated rulemaking committee to draft proposed regulations designed to prevent fraud through the use of electronic fund transfers to students' bank accounts, ensure proper use of federal financial aid funds; address the use of debit cards and other banking products for disbursing federal financial aid funds, and improve and streamline campus' financial aid programs. We provided written and oral comments at a hearing held by ED in connection with the negotiated rulemaking process and have provided additional information to ED. On April 16, 2013, ED announced that there will be additional topics for consideration for action by the negotiated rulemaking committee that will be formed. The additional topics include, among other things, revising the cash management regulations that pertain to the disbursement of Title IV refund monies to reduce the time by which an institution must provide refunds to students, amend the regulations relating to requirements for student authorizations and specify when and how an institution must disburse Title IV funds. In the event that new rules are promulgated which alter, restrict or prohibit our ability to offer our services to higher education institutions and students in the manner that we currently do, our business, financial condition and results of operations could be materially and adversely affected.

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

Regulation of OneAccounts

Anti-Money Laundering; USA PATRIOT ACT; Office of Foreign Assets Control. WEX Bank, Urban Trust Bank and Cole Taylor Bank, which we refer to collectively as our Bank Partners, are insured depository institutions and funds held at our Bank Partners are insured by the FDIC up to applicable limits. As insured depository institutions, our Bank Partners are subject to comprehensive government regulation and supervision and, in the course of making their services available to our customers, we are required to assist our Bank Partners in complying with certain of their regulatory obligations. In particular, the anti-money laundering provisions of the USA PATRIOT Act require that customer identifying information be obtained and verified whenever a checking account is established. For example, because we facilitate the opening of checking accounts at our Bank Partners on behalf of our customers, we assist our Bank Partners in collecting the customer identification information that is necessary to open an account. In addition, both we and our Bank Partners are subject to the laws and regulations enforced by the Office of Foreign Assets Control, or OFAC, which prohibit U.S. persons from engaging in transactions with certain prohibited persons. Our failure to comply with any of these laws or rights could materially and adversely affect our business, financial credit and results of operations.

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

We have acquired, and may in the future acquire, businesses, technologies, services, product lines and other assets, such as our acquisition of the Campus Labs business in August 2012 and our acquisition of Sallie Mae's Campus Solutions division in May 2013. The successful integration of these businesses, or any business, technology, service, product line or other asset that we may acquire in the future, on a cost-effective basis, may be critical to our future performance. There are a number of risks and uncertainties associated with such integration, including but not limited to the following: we may not be able to achieve expected synergies and operating efficiencies regarding the acquisition within the expected time-frames or at all and to successfully integrate the acquired business operations into those of ours; such integration may be more difficult, time-consuming or costly than expected; revenues following the transaction may be lower than expected; operating costs, client and customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) may be greater than expected following the transaction; we may have difficulty retaining certain key employees in the acquired business; and we nay may be subject to legal proceedings that may be instituted against the parties and others related to the acquisition agreement and the amount of the costs, fees, expenses and charges related to the acquisition. If we do not successfully integrate a strategic acquisition, or if the benefits of a particular transaction do not meet the expectations of financial or industry analysts, the market price of our common stock may decline. Even if we successfully integrate assets or businesses we may acquire, we may incur substantial expenses and devote significant management time and resources in seeking to complete and integrate an acquisition, the acquired business may not perform as we expect or enhance the value of our business as a whole.

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information regarding purchases of shares of our common stock made by us during the three months ending March 31, 2013:

	(a)	(b)	(c)	(d)
	Total number	Average	Total number of shares	Approximate dollar value of shares
	of shares	price paid	purchased as part of publicly	that may yet be purchased under
Period	purchased (1)	per share	announced plans or programs (1)	the plans or programs (2) (in thousands)

January 1 to January 31	528,403	$11.35	528,403	$1,114

February 1 to February 28	None	N/A	N/A	$1,114

March 1 to March 31	None	N/A	N/A	$1,114

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

(2) As of March 31, 2013, approximately $1.1 million was available under our publicly announced share purchase program.  The timing, price, quantity, and manner of the purchases to be made are at the discretion of management upon instruction from our board of directors, depending upon market conditions.  The purchase of shares in any particular future period and the actual amount thereof remain at the discretion of our board of directors, and no assurance can be given that shares will be repurchased in the future.

Item 3.                                Defaults Upon Senior Securities

None.

Item 4.                                Mine Safety Disclosures

None.

Item 5.                                Other Information

None.

Item 6.                                Exhibits

Exhibit
Number	Description
10.32	Master Reaffirmation and Amendment No. 1 to the Loan Documents, dated as of March 28, 2013 among Higher One, Inc., its parent and subsidiaries, Bank of America N.A., and other lenders and party thereto
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)
The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed "filed" with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(2)
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2013

Higher One Holdings, Inc.
/s/ Mark Volchek
Mark Volchek
Chief Executive Officer (Duly authorized officer and principal executive officer)

/s/ Christopher Wolf
Christopher Wolf
Chief Financial Officer (Duly authorized officer and principal financial officer)