Form 10-Q
period 2013-06-30
Higher One Holdings, Inc.
filed 2013-08-09
CIK 1486800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013.
or

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   x     No   ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   x    No   ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" or "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	¨	Accelerated filer	x

Non-accelerated filer	¨ (Do not check if a smaller reporting company)	Smaller reporting company	¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ¨    No  x

As of August 6, 2013, there were 46,995,171 shares of common stock, par value $0.001 per share, outstanding.

HIGHER ONE HOLDINGS, INC.
INDEX TO REPORT ON FORM 10-Q
FOR QUARTER ENDED June 30, 2013

As used herein, the terms "we," "us," "our," "the Company" or "Higher One," unless the context otherwise requires, mean Higher One Holdings, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Higher One Holdings, Inc.
Condensed Consolidated Balance Sheets
 (In thousands of dollars, except share and per share amounts)
(unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$6,823	$13,031
Investments in marketable securities	247	247
Accounts receivable	11,317	4,860
Income receivable	13,523	7,466
Deferred tax assets	5	37
Prepaid expenses and other current assets	9,104	10,890
Restricted cash	0	2,000
Total current assets	41,019	38,531
Deferred costs	4,224	4,665
Fixed assets, net	52,905	52,686
Intangible assets, net	59,859	38,143
Goodwill	66,548	47,000
Loan receivable related to New Markets Tax Credit financing	7,633	7,633
Other assets	1,059	740
Restricted cash	1,500	1,500
Total assets	$234,747	$190,898

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,596	$3,756
Accrued expenses	13,391	12,526
Contingent consideration, current portion	535	2,230
Deferred tax liabilities	-	356
Deferred revenue	21,129	16,027
Total current liabilities	37,651	34,895
Deferred revenue and other non-current liabilities	2,404	2,517
Loan payable and deferred contribution related to New Markets Tax Credit financing	9,336	9,490
Debt	112,000	80,000
Contingent consideration, non-current portion	-	3,520
Deferred tax liabilities	4,078	2,764
Total liabilities	165,469	133,186
Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 58,842,813 shares issued and 46,929,787 shares outstanding at June 30, 2013; 58,045,404 shares issued and 46,660,781 shares outstanding at December 31, 2012	60	59
Additional paid-in capital	178,418	174,218
Treasury stock, 11,913,026 and 11,384,623 shares at June 30, 2013 and December 31, 2012, respectively	(137,899)	(131,903)
Retained earnings	28,699	15,338
Total stockholders' equity	69,278	57,712
Total liabilities and stockholders' equity	$234,747	$190,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands of dollars, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue:
Account revenue	$25,944	$30,033	$69,307	$77,143
Payment transaction revenue	6,086	4,172	12,787	9,501
Higher education institution revenue	7,725	4,027	14,866	8,651
Other revenue	268	681	443	1,399
Revenue	40,023	38,913	97,403	96,694
Cost of revenue	17,894	17,141	40,194	38,465
Gross margin	22,129	21,772	57,209	58,229
Operating expenses:
General and administrative	13,576	11,077	26,665	22,303
Product development	2,444	1,085	4,339	1,991
Sales and marketing	4,632	2,946	7,839	5,813
Merger and acquisition related	(5,011)	-	(4,465)	-
Total operating expenses	15,641	15,108	34,378	30,107
Income from operations	6,488	6,664	22,831	28,122
Interest income	20	32	39	64
Interest expense	(766)	(108)	(1,395)	(217)
Other income	78	78	155	155
Net income before income taxes	5,820	6,666	21,630	28,124
Income tax expense	2,261	2,614	8,269	10,684
Net income	$3,559	$4,052	$13,361	$17,440

Net income available to common stockholders:
Basic	$3,559	$4,052	$13,361	$17,440
Diluted	$3,559	$4,052	$13,361	$17,440

Weighted average shares outstanding:
Basic	46,704,451	54,653,888	46,489,470	55,350,851
Diluted	48,382,828	57,717,127	48,354,283	58,588,952

Net income available to common stockholders per common share:
Basic	$0.08	$0.07	$0.29	$0.32
Diluted	$0.07	$0.07	$0.28	$0.30

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity
 (In thousands of dollars, except shares)
(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2012	46,660,781	$59	$174,218	$(131,903)	$15,338	$57,712
Stock-based compensation	-	-	2,406	-	-	2,406
Issuance of restricted stock	70,882	-	-	-	-	-
Tax benefit related to options	-	-	735	-	-	735
Repurchase of common stock	(528,403)	-	-	(5,996)	-	(5,996)
Exercise of stock options	726,527	1	1,059	-	-	1,060
Net income	-	-	-	-	13,361	13,361
Balance at June 30, 2013	46,929,787	$60	$178,418	$(137,899)	$28,699	$69,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
 (In thousands of dollars)
(unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$13,361	$17,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,598	4,531
Amortization of deferred finance costs	223	68
Non-cash fair value adjustment of contingent consideration	(5,215)	-
Stock-based compensation	2,326	2,325
Deferred income taxes	990	(579)
Income tax benefit related to exercise of stock options	(735)	1,744
Other income	(154)	(155)
Loss on disposal of fixed assets	16	26
Changes in operating assets and liabilities:
Accounts receivable	(5,687)	(3,228)
Income receivable	(6,057)	(2,124)
Deferred costs	(477)	(506)
Prepaid expenses and other current assets	5,086	6,273
Other assets	(330)	(114)
Accounts payable	(1,160)	381
Accrued expenses	1,731	(2,742)
Deferred revenue	4,989	3,034
Net cash provided by operating activities	15,505	26,374
Cash flows from investing activities
Purchases of available for sale investment securities	-	(11,230)
Proceeds from sales and maturities of available for sale investment securities	-	15,827
Purchases of fixed assets, net of changes in payables of ($153) and ($10,169), respectively	(3,296)	(20,524)
Acquisition of Campus Solutions	(47,250)	-
Additions to internal use software	(966)	(1,369)
Amounts received from restricted cash	2,000	-
Deposits to restricted cash	-	(2,885)
Proceeds from development related subsidies	-	330
Net cash used in investing activities	(49,512)	(19,851)
Cash flows from financing activities
Proceeds from line of credit	52,000	-
Repayments of line of credit	(20,000)	-
Tax benefit related to stock options	735	1,744
Proceeds from exercise of stock options	1,060	902
Purchases of common stock	(5,996)	(22,805)
Net cash used in financing activities	27,799	(20,159)
Net change in cash and cash equivalents	(6,208)	(13,636)
Cash and cash equivalents at beginning of period	13,031	39,085
Cash and cash equivalents at end of period	$6,823	$25,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Statements
 (unaudited)

1.	Nature of Business and Organization

Higher One Holdings, Inc., or HOH, is a leading provider of technology, data analytics and payment services to the higher education industry. HOH, through its subsidiaries provides a comprehensive suite of disbursement, payment and data analytics solutions specifically designed for higher education institutions and their students and has developed proprietary software-based solutions to provide these services. HOH is incorporated in Delaware and maintains its headquarters in New Haven, Connecticut. HOH has a wholly-owned subsidiary, Higher One, Inc., or HOI, which has two wholly-owned subsidiaries, Higher One Machines, Inc., or HOMI, and Higher One Real Estate, Inc., or Real Estate Inc.  HOI and HOMI together own 99% of Higher One Financial Technology Private Limited, or HOFTPL.  Real Estate Inc. has a 98% ownership interest in Higher One Real Estate SP, LLC, or Real Estate LLC.  HOMI and HOFTPL perform certain of our operational support functions. Real Estate Inc. and Real Estate LLC were each formed to hold and operate certain of our real estate. The terms "we," "us," "our," the "Company" or "Higher One," unless the context otherwise requires, mean Higher One Holdings, Inc. and its subsidiaries.

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

The unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of our interim period results reported herein.  The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  Due to seasonal fluctuations and other factors, the results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

The dilutive effect of stock options and warrants to purchase our common stock totaling 4,268,423 and 1,480,533 were not included in the computation of diluted net income per common share for the three months ended June 30, 2013 and 2012, respectively, as their effect would be anti-dilutive. The dilutive effect of stock options and warrants totaling 4,268,423 and 1,348,909 were not included in the computation of diluted net income per common share for the six months ended June 30, 2013 and 2012, respectively, as their effect would be anti-dilutive. Anti-dilutive securities are securities that upon conversion or exercise increase earnings per share (or reduce the loss per share).

Higher One Holdings, Inc.
Notes to Condensed Consolidated Statements
 (unaudited)

Comprehensive Income

There are no comprehensive income items other than net income. There are no recorded unrealized gains or losses on the investments in marketable securities as of the balance sheet dates.  Comprehensive income equals net income for all periods presented.

Restricted Cash

During the three months ended June 30, 2013, we received $2.0 million of the amounts which had been deposited with a former bank partner during the three months ended June 30, 2012.

Recent Accounting Pronouncements

There were no accounting standards adopted during 2012 or during the six months ended June 30, 2013 which had a material impact on our consolidated financial position, results of operations or liquidity.  There are no new accounting standards issued but not yet effective which we expect to have a material impact on our consolidated financial position, results of operations, liquidity or disclosure.

3.	Investments in Marketable Securities and Fair Value Measurements

The following table reflects the assets and liabilities carried at fair value measured on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Fair values at June 30, 2013
Assets:
Certificate of deposit	$247	$–	$247	$–
Contingently returnable escrow receivable	3,300	–	–	3,300
Total Assets	$3,547	$–	$247	$3,300

Liabilities:
Contingent consideration	$535	$–	$–	$535

Fair values at December 31, 2012
Assets:
Certificate of deposit	$247	$–	$247	$–

Liabilities:
Contingent consideration	$5,750	$–	$–	$5,750

Higher One Holdings, Inc.
Notes to Condensed Consolidated Statements
 (unaudited)

A summary of the activity of the fair value of the measurements using unobservable inputs (Level 3 Liabilities) for the three months ended June 30, 2013, is as follows (in thousands):
	Beginning Value of Level 3 Measurements	New Level 3 Measurements	Gain Recognized in Earnings	Ending Fair Value of Level 3 Measurements
Contingently returnable escrow receivable	$-	$3,300	$-	$3,300
Contingent consideration	$5,750		$(5,215)	$535

Our contingently returnable escrow receivable is valued using probability-weighted, future possible expected outcomes.  The unobservable input utilized in the determination of this receivable includes our estimation of which clients subject to the escrow agreement will assign their contracts to us (refer to "Note 8 - Business Combinations" for additional information related to this arrangement).  The range of amounts which we may receive from escrow is between $0 and $5.2 million.  All amounts are expected to be distributed out of escrow by December 2013.

Our contingent consideration liability is valued using probability-weighted, future possible expected outcomes and an appropriate discount rate.  The unobservable input utilized in the determination of this liability includes our estimation of the range of revenues which will be achieved by the Campus Labs business during 2013.  The approximate range of revenues utilized to estimate the contingent consideration liability was between $12.5 and $13.4 million as of June 30, 2013. During the three months ending June 30, 2013, we adjusted the range of revenues utilized to estimate the contingent consideration liability to reflect our current best estimates regarding the revenue to be earned by the Campus Labs business during 2013. The $5.2 million adjustment recognized in earnings during the six months ended June 30, 2013 was recorded in the merger and acquisition related line item in the consolidated statement of operations. The estimated range of outcomes (undiscounted) for the remaining payments due under the earn-out is between approximately $0 and $1.0 million based on our June 30, 2013 assessment. The contingent consideration liability is sensitive to changes in our estimate of revenues to be achieved by the Campus Labs business during 2013.  For each $1 million increase or decrease in the estimated revenues to be achieved by the Campus Labs business during 2013, the contingent consideration liability would increase or decrease by approximately $3.5 million (undiscounted).

We had no unrealized gains or losses from investments as of December 31, 2012 or June 30, 2013 and there is no difference between the amortized cost and fair value of the securities we held. The carrying amounts of our cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term nature of these instruments. The carrying amount of our debt outstanding under our credit facility approximates fair value because we recently entered into this loan agreement and is a Level 2 measurement. Our loan receivable related to New Markets Tax Credit financing is a debt instrument that we classify as held to maturity and is recorded at amortized cost.  The carrying value of both our loan receivable and loan payable related to New Markets Tax Credit financing approximates fair value as of June 30, 2013.  Our loan payable and loan receivable related to New Markets Tax Credit financing was estimated using discounted cash flow analysis based on rates for similar types of arrangements and are considered Level 3 measurements.

4.	Real Estate Development Project

At the end of 2011, we moved our headquarters into two commercial buildings located in New Haven, Connecticut.  We have provided two guarantees related to this real estate development project. We provided a guaranty to the State of Connecticut Department of Economic and Community Development related to our obligation to repay the amounts which were granted to us if we fail to meet certain criteria. The maximum potential amount of future payments of this guaranty is approximately $5.9 million.  We also provided a guaranty related to tax credits that are expected to be generated by an investment made by an unrelated entity into the real estate development project. In the event that we cause either a recapture or disallowance of the tax credits expected to be generated under this program, we will be required to repay the disallowed or recaptured tax credits plus an amount sufficient to pay the taxes on such repayment, to the counterparty of the guaranty agreement. This guaranty will remain in place through 2018. The maximum potential amount of future payments of this guaranty is approximately $6.0 million.

We currently believe that the likelihood of us being required to make a payment under either of the guaranties described above is remote and we have thus not recorded any liability on our balance sheet in connection with these guaranties.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Statements
 (unaudited)

5.	Credit Facility

On October 16, 2012, HOI entered into a five-year, $200.0 million, senior secured revolving credit facility, or the Credit Facility. As of June 30, 2013, there was $112.0 million in borrowings outstanding, at a weighted average interest rate of 2.2%, under the Credit Facility.  We are in compliance with all of the applicable affirmative, negative and financial covenants of the Credit Facility.  The amount available to be drawn under the Credit Facility may be increased by an additional $100.0 million upon our request and the agreement of the lenders party to the Credit Facility.  The Credit Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs.  Loans drawn under the Credit Facility are payable in a single maturity on October 16, 2017.

6.	Capital Stock

Treasury Stock

On August 1, 2012, our board of directors authorized a share repurchase program pursuant to which we were permitted to repurchase up to $100.0 million of our issued and outstanding shares of common stock through August 15, 2013.  During the six months ended June 30, 2013, we purchased 528,403 shares of our common stock at a cost of $6.0 million.  All shares repurchased were held in treasury as of June 30, 2013.

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

Higher One Holdings, Inc.
Notes to Condensed Consolidated Statements
 (unaudited)

In February 2009 and September 2010, Higher One, Inc. filed two separate complaints against TouchNet Information Systems, Inc., or TouchNet, in the United States District Court for the District of Connecticut alleging patent infringement related to TouchNet's offering for sale and sales of its "eRefund" product in violation of two of our patents. In the complaints, we sought judgments that TouchNet has infringed two of our patents, a judgment that TouchNet pay damages and interest on damages to compensate us for infringement, an award of our costs in connection with these actions and an injunction barring TouchNet from further infringing our patents. TouchNet answered the complaint and asserted a number of defenses and counterclaims, including that it does not infringe our patent, that our patent is invalid or unenforceable and certain allegations of unfair competition and state and federal antitrust violations. In addition, TouchNet's counterclaims sought dismissal of our claims with prejudice, declaratory judgment that TouchNet does not infringe our patent and that our patent is invalid or unenforceable, as well as an award of fees and costs related to the action, and an injunction permanently enjoining us from suing TouchNet regarding infringement of our patent. The parties are currently in the discovery stage of the proceeding. Although we intend to pursue the matter vigorously, there can be no assurances of our success in these proceedings.

In accordance with applicable accounting guidance, we would establish a liability for these matters if and when they were to present loss contingencies that were both probable and reasonably estimable.

8.	Business Combinations

On May 7, 2013, we entered into an Asset Purchase Agreement with Sallie Mae, Inc., or Sallie Mae, to purchase substantially all of the assets of Sallie Mae's Campus Solutions business, or Campus Solutions, for consideration of approximately $47.3 million in cash, including $5.2 million which was deposited into escrow and will be paid to Sallie Mae or us depending on the assignment of certain client contracts.  We recorded a contingently returnable escrow receivable of $3.3 million at the time of the acquisition which is the fair value of the amount we expect to receive from the amounts deposited in escrow.  The purchase consideration is also subject to certain post-closing adjustments, including working capital adjustments.

We completed the acquisition on May 7, 2013, and used borrowing available under our Credit Facility to pay the purchase price and related transaction costs.  Sallie Mae's Campus Solutions business provides refund disbursement and payment processing solutions, including tuition payment plans, to education institutions.  The acquisition of Campus Solutions business significantly increases the number of higher education institution clients for refund disbursement and payment processing services. The net assets and results of operations of the Campus Solutions business are included in our consolidated financial statements from May 8, 2013. Assets acquired and liabilities assumed were recorded at their fair values as of May 7, 2013.

On August 7, 2012, we acquired substantially all of the assets of Campus Labs, LLC, or Campus Labs.  Campus Labs offers specialized, comprehensive assessment programs that combine data collection, reporting, organization, and campus-wide integration for higher education institutions. The net assets and results of operations of the acquired assets of Campus Labs, LLC are included in our consolidated financial statements from August 8, 2012.

Under the acquisition method of accounting, the total fair value of consideration transferred was allocated to Campus Solution's net tangible and intangible assets based on their estimated fair values as of May 7, 2013. The preliminary allocation of fair value of consideration transferred was allocated as follows (in thousands):

Assets acquired:	May 7, 2013
Accounts receivable	$770
Contingently returnable escrow receivable	3,300
Fixed assets	92
Intangible assets	23,540
Goodwill	19,548
Total assets acquired and fair value of consideration transferred	$47,250

Higher One Holdings, Inc.
Notes to Condensed Consolidated Statements
 (unaudited)

The preliminary purchase price allocations for the Campus Solutions acquisition completed during the second quarter of fiscal 2013 were based upon a preliminary valuation and our estimates and assumptions for these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods. The primary areas of those purchase price allocations that are not yet finalized relate to the contingently returnable escrow receivable, working capital accounts, identifiable intangible assets and residual goodwill.

The following methods and inputs were utilized to determine fair value for the respective items:
Item	Valuation technique	Inputs
Contingently returnable escrow receivable	Probability-weighted future possible outcomes	Estimate of the contracts which will be assigned to us and the amount to be paid from escrow to us for each such contract
Completed technology	Income approach – relief from royalty	Estimated future revenue attributable to technology completed as of the acquisition date, royalty rate and discount rate
Customer relationships	Income approach – excess earnings	Estimated future revenues attributable to existing higher education institution clients as of the acquisition date, estimated income associated with such revenue, royalty rate and discount rate

The acquired intangible assets will be amortized each year based on a straight-line method over the estimated useful life of the asset.

	Weighted-average amortization period (in years)	Amount
Customer relationships	11	$21,240
Completed technology	3	2,300
	10.2	$23,540

Goodwill represents the excess of the fair value of consideration transferred of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill exists in the transaction as a result of value beyond that of the tangible and other intangible assets, attributable to synergies that exist in the combined business, including a planned migration to a single technology platform. Goodwill of $19.5 million is deductible for tax purposes.

Campus Solutions does not constitute a separate operating segment. Our strategy is to integrate the Campus Solutions business into our existing business. We have also concluded that our operating segment is a single reporting unit. Our single operating segment does not have any components that constitute a separate business for which discrete information will be available. We plan to operate the combined enterprise as one integrated business. Accordingly, the goodwill arising from the acquisition will be assigned to our single operating segment and single reporting unit.

Through the Campus Solutions products, we accept payments on behalf of education institutions and subsequently remits these payments to the education institutions.  The amounts received are maintained in segregated accounts for the benefit of either the institution or the payor. These deposits are not our funds and therefore are not included in the accompanying condensed consolidated balance sheets. There was approximately $69 million of funds as of June 30, 2013, which had been accepted through the Campus Solutions products and not yet remitted to the education institution.

The change in carrying value of goodwill for the six months ended June 30, 2013 was as follows (in thousands):

Balance at December 31, 2012	$47,000
Acquisition of Campus Solutions	19,548
Balance at June 30, 2013	$66,548

Higher One Holdings, Inc.
Notes to Condensed Consolidated Statements
 (unaudited)

We reported revenues totaling approximately $4.0 million and $6.2 million from the acquisitions of Campus Labs and Campus Solutions during the three and six months ended June 30, 2013, respectively.

The pro forma financial information for the three and six months ended June 30, 2013 and 2012 is provided for illustrative purposes only and assumes that the acquisitions of the Campus Labs and Campus Solutions businesses occurred on January 1, 2012.  The historical results of the Campus Labs and Campus Solutions businesses are included through August 7, 2012 and May 7, 2013, respectively.  This pro forma financial information (in thousands, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.  The pro forma financial information for all periods presented also includes amortization expense from acquired intangible assets, adjustments to interest expense, interest income and related tax effects.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
in thousands (other than per share information)	2013	2012	2013	2012
Revenues	$41,670	$44,555	$106,232	$111,389
Net income	$2,339	$241	$10,305	$10,855
Basic earnings per share	$0.05	$0.00	$0.22	$0.20
Basic weighted average number of common shares outstanding	46,704	54,654	46,489	55,351
Diluted earnings per share	$0.05	$0.00	$0.21	$0.19
Diluted weighted average number of common and common equivalent shares outstanding	48,383	57,717	48,354	58,589

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We believe that based on market share and the number of campuses using our products and services, we are a leading provider of technology, payment services and data analytics to the higher education industry. We believe that none of our competitors can match our ability to provide solutions for higher education institutions' financial services needs, including compliance monitoring, and, consequently, that we provide the most comprehensive suite of disbursement and payment solutions specifically designed for higher education institutions and their students. We also provide campus communities with convenient, cost-competitive and student-oriented banking services, which include extensive user-friendly features.

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

On May 7, 2013, we entered into an Asset Purchase Agreement with Sallie Mae, Inc. to purchase substantially all of the assets of the Campus Solutions business of Sallie Mae, Inc. for consideration of $47.3 million in cash. We used borrowing available under our Credit Facility to complete the acquisition. The Campus Solutions business provides business-to-business solutions, including e-commerce and billing payment solutions, refund disbursement services and tuition payment plan administration, to education institutions across the country. We believe the Campus Solutions business will create new relationships with higher education institutions and provide an expanded number of higher education institutions to which we can offer our current products and services. The net assets and results of operations of the Campus Solutions business are included in our consolidated financial statements from May 8, 2013.  The Campus Solutions business includes three primary products and services, (1) Tuition Payment Plans, or TPP, which includes the administration of educational tuition payment plans for schools; (2) NetPay, which includes an electronic payment gateway allowing for one-time payments to be made from students to the school; and (3) refund processing, which includes the processing of disbursements from schools to their students.  We plan to migrate and convert the clients of the Campus Solutions business from the legacy Campus Solutions technology to our other proprietary technology platforms, including OneDisburse and CASHNet.

As of June 30, 2013, more than 600 campuses serving approximately 4.8 million students had purchased the OneDisburse service.  In total, there are more than 1,600 campuses and approximately 13 million students contracted to use at least one of our services, including those campuses and students now served as result of the Campus Solutions acquisition.  We also serviced approximately 2.2 million OneAccounts as of June 30, 2013.

Our revenue fluctuates as a result of seasonal factors related to the academic year. A large portion of our revenue is either directly or indirectly dependent on academic financial aid received by students and in turn the number of students enrolled at our higher education institution clients. Higher education institutions typically disburse financial aid refunds to students at the start of each academic term. Distribution of financial aid disbursements through our OneDisburse service (1) indirectly generates revenue through deposits of financial aid into OneAccounts, which generates account revenue, and (2) directly generates revenue through our higher education institution clients' use of the OneDisburse service, which generates higher education institution revenue.

While revenue fluctuates over the course of the year, many of our expenses remain relatively constant, resulting in disparities in our net income and adjusted net income from quarter to quarter. Typically, the second quarter accounts for the smallest proportion of our revenues. This is primarily because the majority of financial aid is disbursed outside of this time period and higher education institutions tend to enroll more new students during the third fiscal quarter. We expect this trend to continue going forward.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Three Months Ended June 30,
	(unaudited)
	2013	2012	$ Change	% Change	2013 % of Revenue	2012 % of Revenue
	(in thousands)
Revenue:
Account revenue	$25,944	$30,033	$(4,089)	(13.6%)	64.8%	77.2%
Payment transaction revenue	6,086	4,172	1,914	45.9%	15.2%	10.7%
Higher education institution revenue	7,725	4,027	3,698	91.8%	19.3%	10.3%
Other revenue	268	681	(413)	(60.6%)	0.7%	1.8%
Revenue	40,023	38,913	1,110	2.9%	100.0%	100.0%
Cost of revenue	17,894	17,141	753	4.4%	44.7%	44.0%
Gross profit	22,129	21,772	357	1.6%	55.3%	56.0%
Operating expenses:
General and administrative	13,576	11,077	2,499	22.6%	33.9%	28.5%
Product development	2,444	1,085	1,359	125.3%	6.1%	2.8%
Sales and marketing	4,632	2,946	1,686	57.2%	11.6%	7.6%
Merger and acquisition related	(5,011)	-	(5,011)	100.0%	(12.5%)	0.0%
Total operating expenses	15,641	15,108	533	3.5%	39.1%	38.9%
Income from operations	6,488	6,664	(176)	(2.6%)	16.2%	17.1%
Interest income	20	32	(12)	(37.5%)	0.0%	0.1%
Interest expense	(766)	(108)	(658)	609.3%	(1.9%)	(0.3%)
Other income	78	78	-	0.0%	0.2%	0.2%
Net income before income taxes	5,820	6,666	(846)	(12.7%)	14.5%	17.1%
Income tax expense	2,261	2,614	(353)	(13.5%)	5.6%	6.7%
Net income	$3,559	$4,052	$(493)	(12.2%)	8.9%	10.4%

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Revenue

Account revenue
The decrease in account revenue was primarily due to a decrease in the service fees assessed to our customers during the three months ended June 30, 2013.  Our service fees decreased primarily as a result of changes which we made to our account fee schedule over the past year, including the removal of a fee which was previously assessed to accounts that were inactive over a set period of time and a decrease in the types of transactions which can produce an insufficient funds fee.  In addition, there was a decrease in the amount of fees assessed related to customers that had not repaid an overdraft balance within an allotted time period.  We have decided to eliminate the fee assessed on these delinquent accounts effective August 1, 2013.  As a result of these changes, we expect to continue to experience a decrease in the amount of service fees assessed per account until each of these fee changes has been in place for a full year.  The decrease in service fees was partially offset by an increase in interchange revenue compared to the prior year period.

Payment Transaction Revenue
The majority of the increase in payment transaction revenue was due to an increase in payments processed through our CASHNet SmartPay payment module compared to the prior period.  This increase was the result of both additional transaction volumes at new clients, as well as higher education institutions that had been SmartPay clients prior to June 30, 2012.  In addition, revenue associated with the NetPay and Tuition Payment Plan products associated with our acquisition of the Campus Solutions business contributed approximately 45.5% of the overall increase in payment transaction revenue.

Higher Education Institution Revenue
The increase in higher education institution revenue was primarily due to the inclusion of revenue from the acquisition of the Campus Labs business in August 2012.  The Campus Labs suite of products contributed approximately $2.5 million of revenue during the three months ended June 30, 2013.  The remaining increase in higher education revenue was a result of both higher subscription revenue for our CASHNet suite of payment products and also revenue associated with the Campus Solutions line of business.

Other Revenue
As a result of a change in our arrangement with MasterCard, which took effect in the fourth quarter of 2012, the amount of revenue received from MasterCard, which is recorded in other revenue, has been reduced and was the main reason for the decrease in other revenue compared to the three months ended June 30, 2012.  When compared to the prior year period, other revenue is expected to continue to be lower in future periods through the end of 2013.

Cost of Revenue

During the three months ended June 30, 2013, our cost of revenue increased at a slightly higher rate than our revenues, resulting in a small decrease in our gross margin percentage.  The increase in our cost of revenue was primarily related to an increase in our processing costs related to transactions processed through our SmartPay service and the Campus Solutions payment processing service.  We experienced a significant decrease in our provision for operational losses, but the decrease was offset by other costs, including customer service costs  and expenses associated with the acquisition of our Campus Labs and Campus Solutions businesses, including amortization expense of acquired intangible assets and personnel related cost.

General and Administrative Expense

The increase in general and administrative expenses is primarily attributed to the following three factors: (i) our personnel costs increased compared to the three months ended June 30, 2012 due to an increase in the number of employees, (ii) our professional fees increased as a result of legal costs incurred related to our outstanding litigation, and (iii) our depreciation expense increased as a result of additional computer operations and technology support being provided through internal resources, rather than outsourced service providers.

Product Development Expense

The increase in product development expense was primarily due to increases in personnel costs, a portion of which is due to the employees hired in connection with our acquisition of the Campus Labs business in August 2012.  We also incurred transition related product development expenses associated with the Campus Solutions acquisition which increased our total product development costs during the three months ended June 30, 2013.

Sales and Marketing Expense

The increase in sales and marketing expense was primarily due to increases in marketing costs associated with tradeshow participation, increases in personnel costs, a portion of which is due to the employees hired in connection with our acquisition of the Campus Labs business in August 2012 and also higher amortization expense related to the acquisition of the Campus Labs business in August 2012 and Campus Solutions line of business in May 2013.

Merger and Acquisition Related

Our merger and acquisition related expenses include professional fees associated with the acquisition of the Campus Solutions business in May 2013 of approximately $0.3 million, and a fair value adjustment to the contingent consideration component of the purchase price of the Campus Labs acquisition from August 2012 which resulted in a net reduction in operating expenses.

Our contingent consideration liability is measured at fair value on a recurring basis. It is valued using probability-weighted, future possible expected outcomes and an appropriate discount rate.  Our contingent consideration liability is a potential earn-out payment which is calculated by multiplying the amount of 2013 revenues for the acquired Campus Labs business in excess of $12.5 million, if any, by 3.5 (subject to a maximum payment of $46.4 million). During the three months ended  June 30, 2013 we recorded an adjustment of $5.3 million as a result of a change in the fair value of the contingent consideration liability.  The decrease in fair value of the contingent consideration liability was the result of changes in the amount of revenues we expect to be earned during 2013 subject to the earn-out and the distribution of potential outcomes.  The contingent consideration payment is sensitive to changes in our estimates of the revenue to be earned during 2013 as a result of the 3.5 multiplier referenced above.  The fair value of the liability, as measured at June 30, 2013, may diverge materially from the amount that we will pay to settle the liability as a result of the time that will pass between  June 30, 2013 and when we make payments under the earn-out arrangement in through the first quarter of 2014 and the estimates which we have made regarding revenues to be earned through the remainder of the year.  We will continue to record fair value adjustments to the contingent consideration liability throughout the year ending December 31, 2013 based on the amount of revenues we expect to earn during the year related to the acquired Campus Labs business.

Interest Expense

Our interest expense increased compared to the prior period as a result of the outstanding balance on our credit facility, including additional amounts drawn during the quarter to finance the acquisition of the Campus Solutions business.  The amount outstanding on our Credit Facility ranged from $63 million to $112 million during the three months ended June 30, 2013 and the average interest rate during the period was 2.3%.

Income Tax Expense

The decrease in income tax expense was primarily due to the decrease in net income before taxes.  The effective tax rates for the three months ended June 30, 2013 and 2012 were 38.8% and 39.2%, respectively.  Our effective rate is expected to be between 37% and 39% for the 2013 fiscal year.

Results of Operations for the Six Months Ended June 30, 2012 and 2013

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Six Months Ended June 30,
	(unaudited)
	2013	2012	$ Change	% Change	2013 % of Revenue	2012 % of Revenue
	(in thousands)
Revenue:
Account revenue	$69,307	$77,143	$(7,836)	(10.2%)	71.2%	79.8%
Payment transaction revenue	12,787	9,501	3,286	34.6%	13.1%	9.8%
Higher education institution revenue	14,866	8,651	6,215	71.8%	15.3%	8.9%
Other revenue	443	1,399	(956)	(68.3%)	0.4%	1.4%
Revenue	97,403	96,694	709	0.7%	100.0%	100.0%
Cost of revenue	40,194	38,465	1,729	4.5%	41.3%	39.8%
Gross profit	57,209	58,229	(1,020)	(1.8%)	58.7%	60.2%
Operating expenses:
General and administrative	26,665	22,303	4,362	19.6%	27.4%	23.1%
Product development	4,339	1,991	2,348	117.9%	4.5%	2.1%
Sales and marketing	7,839	5,813	2,026	34.9%	8.0%	6.0%
Merger and acquisition related	(4,465)	-	(4,465)	100.0%	(4.6%)	0.0%
Total operating expenses	34,378	30,107	4,271	14.2%	35.3%	31.1%
Income from operations	22,831	28,122	(5,291)	(18.8%)	23.4%	29.1%
Interest income	39	64	(25)	(39.1%)	0.0%	0.1%
Interest expense	(1,395)	(217)	(1,178)	542.9%	(1.4%)	(0.2%)
Other income	155	155	-	0.0%	0.2%	0.2%
Net income before income taxes	21,630	28,124	(6,494)	(23.1%)	22.2%	29.1%
Income tax expense	8,269	10,684	(2,415)	(22.6%)	8.5%	11.0%
Net income	$13,361	$17,440	$(4,079)	(23.4%)	13.7%	18.0%

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenue

Account revenue
The decrease in account revenue was primarily due to a decrease in the service fees assessed to our customers during the six months ended June 30, 2013.  Our service fees decreased primarily as a result of changes in which we made to our account fee schedule over the past year, including the removal of a fee which was previously assessed to accounts that were inactive over a set period of time and a decrease in the types of transactions which can produce an insufficient funds fee.  In addition, there was a decrease in the amount of fees assessed related to customers that had not repaid an overdraft balance within an allotted time period.  We have decided to eliminate the fee assessed on these delinquent accounts effective August 1, 2013.  As a result of these changes, we expect to continue to experience a decrease in the amount of service fees assessed per account until each of these fee changes has been in place for a full year.  The decrease in service fees was partially offset by an increase in interchange revenue compared to the prior year period.

Payment Transaction Revenue
The majority of the increase in payment transaction revenue was due to increases associated with our CASHNet SmartPay payment module.  Of the increase in revenue associated with SmartPay, approximately half of the increase was due to the addition of higher education institution clients that began utilizing the SmartPay payment module after June 30, 2012 and the other half was due to an increase in payments processed at higher education institutions that were clients prior to June 30, 2012.  In addition, revenue associated with the NetPay and Tuition Payment Plan products associated with our acquisition of the Campus Solutions business contributed approximately 26.5% of the overall increase in payment transaction revenue.

Higher Education Institution Revenue
The increase in higher education institution revenue was primarily due to the inclusion of revenue from the acquisition of the Campus Labs business in August 2012.  The Campus Labs suite of products contributed approximately $4.7 million of revenue during the six months ended June 30, 2013.  The remaining increase in higher education revenue was a result of higher subscription revenue for our CASHNet suite of payment products as well as revenue associated with the Campus Solutions business.  The increase in subscription revenue was split evenly between revenue generated from sales of the CASHNet suite of payment products to new higher education institution clients over the course of the last twelve months as well as the addition of new modules sold to previously existing higher education institution clients.

Other Revenue
As a result of a change in our arrangement with MasterCard, which took effect in the fourth quarter of 2012, the amount of revenue received from MasterCard, which is recorded in other revenue, has been reduced and was the main reason for the decrease in other revenue compared to the six months ended June 30, 2012.  When compared to the prior year period, other revenue is expected to continue to be lower in future periods through the end of 2013.

Cost of Revenue

During the six months ended June 30, 2013, our cost of revenue increased at a higher rate than revenue, which resulted in a lower gross margin compared to the six months ended June 30, 2012.  The increase in our cost of revenue was primarily related to an increase in our processing costs related to transactions processed through our SmartPay service and the Campus Solutions payment processing service.  We experienced a significant decrease in our provision for operational losses, but the decrease was offset by other costs, including customer service costs and expenses associated with the acquisition of the Campus Labs and Campus Solutions businesses, including amortization expense of acquired intangible assets and personnel related costs.

General and Administrative Expense

The increase in general and administrative expenses is primarily attributed to the following three factors: (i) our personnel costs increased compared to the six months ended June 30, 2012 due to an increase in the number of employees, (ii) our professional fees increased as a result of legal costs incurred related to our outstanding litigation, and (iii) our depreciation expense increased as a result of additional computer operations and technology support being provided through internal resources, rather than outsourced service providers.

Product Development Expense

The increase in product development expense was primarily due to increases in personnel costs, a portion of which is due to the employees hired in connection with our acquisition of the Campus Labs business in August 2012.  We also incurred transition related product development expenses associated with the Campus Solutions acquisition which increased our total product development costs during the three months ended June 30, 2013.

Sales and Marketing Expense

The increase in sales and marketing expense was primarily due to increases in personnel costs, a portion of which is due to the employees hired in connection with our acquisitions of the Campus Labs and Campus Solutions businesses and also higher amortization expense related to the acquisition of the Campus Labs and Campus Solutions businesses. In addition, we also experienced increases in certain marketing costs associated both with additional programs designed for our higher education institution clients and also their students.

Merger and Acquisition Related

Our merger and acquisition related expenses include professional fees associated with the acquisitions of the Campus Labs and Campus Solutions businesses, certain employee related costs and a fair value adjustment to the contingent consideration component of the purchase price of the Campus Labs acquisition from August 2012 which resulted in a net reduction in operating expenses.

Our contingent consideration liability is measured at fair value on a recurring basis. It is valued using probability-weighted, future possible expected outcomes and an appropriate discount rate.  Our contingent consideration liability is a potential earn-out payment which is calculated by multiplying the amount of 2013 revenues for the acquired Campus Labs business in excess of $12.5 million, if any, by 3.5 (subject to a maximum payment of $46.4 million). During the six months ended June 30, 2013, we recorded an adjustment of $5.2 million as a result of a change in the fair value of the contingent consideration liability.  The decrease in fair value of the contingent consideration liability was the result of changes in the amount of revenues we expect to be earned during 2013 subject to the earn-out and the distribution of potential outcomes.  The contingent consideration payment is sensitive to changes in our estimates of the revenue to be earned during 2013 as a result of the 3.5 multiplier referenced above.  The fair value of the liability, as measured at June 30, 2013, may diverge materially from the amount that we will pay to settle the liability as a result of the time that will pass between June 30, 2013 and when we make payments under the earn-out arrangement in 2013 and 2014 and the estimates which we have made regarding revenues to be earned through the remainder of the year.  We will continue to record fair value adjustments to the contingent consideration liability throughout the year ending December 31, 2013 based on the amount of revenues we expect to earn during the year related to the acquired Campus Labs business.

Interest Expense

Our interest expense increased compared to the prior period as a result of an increase in the outstanding balance on our Credit Facility (as defined below), including amounts drawn during the three months ended June 30, 2013 to finance the acquisition of the Campus Solutions line of business.  The amount outstanding on our Credit Facility ranged from $63 million to $112 million during the six months ended June 30, 2013 and the average interest rate during the period was 2.2%.  We did not have any amounts drawn on our then existing credit facility during the six months ended June 30, 2012.

Income Tax Expense

The decrease in income tax expense was primarily due to the decrease in net income before taxes.  The effective tax rates for the six months ended June 30, 2013 and 2012 were 38.2% and 38.0%, respectively.  Our effective rate is expected to be between 37% and 39% for the 2013 fiscal year.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows from operations and borrowings under our Credit Facility, as defined below.  As of June 30, 2013, we had $6.8 million in cash and cash equivalents, $0.2 million in available-for-sale investments and approximately $30.0 million in borrowing capacity available under our Credit Facility. Our primary liquidity requirements are for working capital, capital expenditures, product development expenses and general corporate needs. As of June 30, 2013, we had working capital of $3.4 million.

Senior Secured Revolving Credit Facility

In October 2012, we terminated our then existing credit facility and entered into a new five-year senior secured revolving credit facility in an amount of $200.0 million, or the Credit Facility.  As of June 30, 2013, we had $112.0 million in borrowings outstanding, at a weighted average interest rate of 2.2%, under the Credit Facility.  The Credit Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs.  Loans drawn under the Credit Facility are payable in a single maturity on October 16, 2017.

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

The Credit Facility contains certain affirmative covenants including covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral.  The Credit Facility also contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of our business and engage in transactions with our affiliates.  In addition, the Credit Facility contains certain financial covenants that require us to maintain (1) EBITDA, as defined in the Credit Facility, on a consolidated basis for the prior four fiscal quarters of at least $50 million, (2) a funded debt to EBITDA ratio of 2.50 to 1.00 or less between October 16, 2012 and December 31, 2014 and of 2.00 to 1.00 or less thereafter, and (3) a fixed charge coverage ratio of at least 1.25 to 1.00. We were in compliance with each of the applicable affirmative, negative and financial covenants of the Credit Facility as of June 30, 2013.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the six months ended June 30, 2013 and June 30, 2012:

	Six Months Ended June 30,
	2013	2012	$ Change
	(unaudited)
	(in thousands)
Net cash provided by (used in):
Operating activities	$15,505	$26,374	$(10,869)
Investing activities	(49,512)	(19,851)	(29,661)
Financing activities	27,799	(20,159)	47,958
Change in cash and cash equivalents	(6,208)	(13,636)	7,428
Cash and cash equivalents, end of period	$6,823	$25,449	$(18,626)

The decrease in net cash provided by operating activities was primarily the result of a decrease in net income of $4.1 million compared to the six months ended June 30, 2012 and the non-cash fair value gain related to our contingent consideration liability of $5.2 million.

The increase in net cash used in investing activities primarily relates to our acquisition of the Campus Solutions business which totaled $47.3 million.  There was a decrease in purchases of fixed assets of $17.3 million compared to the six months ended June 30, 2012 as a result of expenditures on our real estate development project in the prior year.

We believe that our cash flows from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next twelve months.

The cash provided by financing activities was primarily related to amounts drawn on our Credit Facility to finance the acquisition of the Campus Solutions business.  We borrowed $49.0 million during the three months ended June 30, 2013 for the Campus Solutions acquisition, which was offset by a net repayment of $17.0 million on the Credit Facility during the three months ended March 31, 2013.  We also used approximately $6.0 million to purchase our common stock through our authorized share purchase program during the three months ended March 31, 2013.

Supplemental Financial and Operating Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)
	(in thousands)

Adjusted EBITDA	$5,883	$9,975	$27,445	$35,133
Adjusted net income	$2,173	$5,294	$14,174	$20,243

Number of students enrolled at OneDisburse client higher education institutions at end of period	4,798	4,480	4,798	4,480

Number of OneAccounts at end of period	2,165	1,896	2,165	1,896

We define adjusted EBITDA as net income before interest, income taxes and depreciation and amortization, or EBITDA, further adjusted to remove the effects of stock-based compensation expense and incremental expenses (or income), certain of which are non-cash, directly related to merger and acquisition activities. Neither EBITDA nor adjusted EBITDA should be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and adjusted EBITDA in the same manner as we do.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to EBITDA and adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)
	(in thousands)

Net income	$3,559	$4,052	$13,361	$17,440
Interest income	(20)	(32)	(39)	(64)
Interest expense	766	108	1,395	217
Income tax expense	2,261	2,614	8,269	10,684
Depreciation and amortization	3,487	2,318	6,598	4,531
EBITDA	10,053	9,060	29,584	32,808
Merger and acquisition related	(5,011)	-	(4,465)	-
Stock-based compensation expense	841	915	2,326	2,325
Adjusted EBITDA	$5,883	$9,975	$27,445	$35,133

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

The following table presents a reconciliation of net income, the most comparable GAAP measure, to adjusted net income for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)
	(in thousands)

Net income	$3,559	$4,052	$13,361	$17,440

Merger and acquisition related	(5,011)	-	(4,465)	-
Stock-based compensation expense - incentive stock option grants	500	496	985	1,003
Stock-based compensation expense - non-qualified stock option grants	341	419	1,341	1,322
Amortization of intangibles	1,491	755	2,621	1,523
Amortization of deferred finance costs	112	34	223	68
Total pre-tax adjustments	(2,567)	1,704	705	3,916
Tax rate	38.5%	38.2%	38.5%	38.2%
Less: tax adjustment (a)	(1,181)	462	(108)	1,113
Adjusted net income	$2,173	$5,294	$14,174	$20,243

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

Contractual Obligations

Except for the increase in the amount owed under our Credit Facility, there have been no material changes to our contractual commitments from those disclosed in our annual report on Form 10-K for the year ended December 31, 2012.

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

For a complete discussion of these critical accounting policies, refer to "Critical Accounting Policies" within "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included within our annual report on Form 10-K for the year ended December 31, 2012.  At June 30, 2013, the only accounting policy that has had a material change compared to the Critical Accounting Policies described therein is with respect to business combinations as a result of our acquisition of the Campus Solutions business in May 2013.

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

In May 2013, we acquired substantially all the assets of the Campus Solutions line of business and under the acquisition method of accounting, the total fair value of consideration transferred was allocated to Campus Solutions' net tangible and intangible assets based on their estimated fair values as of May 7, 2013. In determining the fair value of these amounts, we made estimates regarding (i) the amount of future revenues to be derived from the technology in existence at the time of the acquisition, (ii) the amount of future revenues to be derived from the existing customers of Campus Solutions at the time of the acquisition, (iii) the estimate of the contracts which will be assigned to us, (iv) the period of time over which the technology in existence at the time of the acquisition will be replaced, (v) the operating margin to be earned in the future, and (vi) the appropriate discount rates to use for each acquired asset.  In most cases, an increase in our expected future revenues would have the impact of increasing the value ascribed to our identifiable intangible assets and thereby increasing future amortization expense and decreasing the amount of goodwill recorded.  We utilized discount rates ranging between 22% and 23% to determine the fair value of the acquired intangible assets.  Increases or decreases of 1% in the discount rate would not have a material impact on the amount of acquired intangible assets or goodwill recorded in the transaction.

Our contingently returnable escrow receivable is valued using probability-weighted, future possible expected outcomes.  The unobservable input utilized in the determination of this receivable includes our estimation of which clients subject to the escrow agreement will assign their contracts to us.  The range of amounts which we may receive from escrow is between $0.0 and $5.2 million.  All amounts are expected to be distributed out of escrow by December 2013.  The fair value of the escrow receivable, as measured at June 30, 2013, may diverge materially from the amount that we actually receive during 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our Credit Facility accrues interest at a rate equal to a base rate or Eurodollar rate plus an applicable margin (depending on our funded debt to EBITDA ratio). Based upon a sensitivity analysis at July 1, 2013, assuming average outstanding borrowings during the three months ended June 30, 2013 of $93 million, a hypothetical 50 basis point increase in interest rates would result in an increase in interest expense of $0.5 million for an annual period.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms.

There has been no change in our internal controls over financial reporting during the three months ended June 30, 2013 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

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

As the provider of FDIC-insured depository services for all of our OneAccounts, as well as other banking functions, such as supplying cash for our ATM machines, our bank partners provide third-party services that are critical to our student-oriented banking services. On February 8, 2013, we agreed to a mutual termination with Cole Taylor of our deposit Processing Services Agreement to be effective August 30, 2013. On July 11, 2013, we entered into an agreement with Customers Bank under which Customers Bank will provide deposit services as a bank partner. On July 12, 2013, we entered into an amendment with Cole Taylor under which Cole Taylor will continue to provide deposit services for a limited number of accounts through October 31, 2013 in the event that we are unable to transfer the accounts held at Cole Taylor to another bank. If we are unable to transition the functions performed by Cole Taylor Bank to Customers Bank or other bank partners within the applicable contractual timeframes, we may not be able to continue offering the OneAccount in the same manner as we do now, which could have a material adverse effect on our business, financial condition and results of operations.  Further, in the future, if we are not able to transition the functions performed by our then current bank partners to another financial institution, we may not be able to continue offering the OneAccount in the same manner as we do now, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, if any material adverse event were to affect any of our bank partners or future bank partners, including, but not limited to, a significant decline in financial condition, a decline in the quality of service, loss of deposits, a change in deposit classification related to the OneAccounts, inability to comply with applicable banking and financial service regulatory requirements, systems failure or inability to pay us fees, our business, financial condition and results of operations could be materially and adversely affected. There is also a risk that the terms of our services agreement with future bank partners may not be as favorable to us as our current agreements. The aggregate impact of any of these risks could have a material adverse effect on our business, financial condition and results of operations.

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

Higher Education Regulations

Third-Party Servicer. Because of the services we provide to some institutions with regard to the handling of Title IV funds, the U.S. Department of Education, or ED, may deem us to be a "third-party servicer" under the Title IV regulations. Those regulations require a third-party servicer annually to submit a compliance audit conducted by outside independent auditors that cover the servicer's Title IV activities. Each year we submit a "Compliance Attestation Examination of the Title IV Student Financial Assistance Programs" audit to ED, which includes a report by an independent audit firm. In addition, the yearly compliance audit submission to the ED provides comfort to certain of our higher education institution clients that we are in compliance with the third-party servicer regulations that may apply to us. We also provide this compliance audit report to clients upon request to help them fulfill their compliance audit obligations as Title IV participating institutions.

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

On May 1, 2012, ED published in the Federal Register a notice of intent to establish a negotiated rulemaking committee to draft proposed regulations designed to prevent fraud through the use of electronic fund transfers to students' bank accounts, ensure proper use of federal financial aid funds; address the use of debit cards and other banking products for disbursing federal financial aid funds, and improve and streamline campus' financial aid programs. We provided written and oral comments at a hearing held by ED in connection with the negotiated rulemaking process and have provided additional information to ED. On April 16, 2013, ED announced that there will be additional topics for consideration for action by negotiated rulemaking committees that may be formed in the future. The additional topics include, among other things, revising the cash management regulations that pertain to the disbursement of Title IV refund monies to reduce the time by which an institution must provide refunds to students, amend the regulations relating to requirements for student authorizations and specify when and how an institution must disburse Title IV funds. In the event that new rules are promulgated which alter, restrict or prohibit our ability to offer our services to higher education institutions and students in the manner that we currently do, our business, financial condition and results of operations could be materially and adversely affected.

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

We have acquired, and may in the future acquire, businesses, technologies, services, product lines and other assets, such as our acquisition of the Campus Labs business in August 2012 and our acquisition of Sallie Mae's Campus Solutions division in May 2013. The successful integration of these businesses, or any business, technology, service, product line or other asset that we may acquire in the future, on a cost-effective basis, may be critical to our future performance. There are a number of risks and uncertainties associated with such integration, including but not limited to the following: we may not be able to achieve expected synergies and operating efficiencies regarding the acquisition within the expected time-frames or at all and to successfully integrate the acquired business operations into those of ours; such integration may be more difficult, time-consuming or costly than expected; revenues following the transaction may be lower than expected; operating costs, client and customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) may be greater than expected following the transaction; we may have difficulty retaining certain key employees in the acquired business; and we nay may be subject to legal proceedings that may be instituted against the parties and others related to the acquisition agreement and the amount of the costs, fees, expenses and charges related to the acquisition. If we do not successfully integrate a strategic acquisition, or if the benefits of a particular transaction do not meet the expectations of financial or industry analysts, the market price of our common stock may decline. Even if we successfully integrate assets or businesses we may acquire, we may incur substantial expenses and devote significant management time and resources in seeking to complete and integrate an acquisition, the acquired business may not perform as we expect or enhance the value of our business as a whole. Additionally, we currently rely on Sallie Mae, Inc. and Salle Mae Bank for technology hosting, accounting services and the performance of other key functions, including those performed by vendors with which the Sallie Mae entities have contractual relationships.  If the transition services we receive under the transition services agreements are affected or altered, or if we are unable to perform such services ourselves after the expiration of the transition services agreements, we may not be able to continue offering the Campus Solutions products and services in the manner that we currently do today, which could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number		Description
10.33		Asset Purchase Agreement between Sallie Mae, Inc. and Higher One, Inc. dated May 7, 2013
10.34	*	Deposit Processing Services Agreement between Customers Bank and Higher One, Inc., dated July 11, 2013
10.35	*	Seventh Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated July 12, 2013
31.1		Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
31.2		Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.1	(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	(2)	XBRL Instance Document
101.SCH	(2)	XBRL Taxonomy Extension Schema
101.CAL	(2)	XBRL Taxonomy Calculation Linkbase
101.DEF	(2)	XBRL Taxonomy Extension Definition Linkbase
101.LAB	(2)	XBRL Taxonomy Extension Label Linkbase
101.PRE	(2)	XBRL Taxonomy Extension Presentation Linkbase

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed "filed" with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(2)	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2013

Higher One Holdings, Inc.
/s/ Mark Volchek
Mark Volchek
Chief Executive Officer (Duly authorized officer and principal executive officer)

/s/ Christopher Wolf
Christopher Wolf
Chief Financial Officer (Duly authorized officer and principal financial officer)