Form 10-Q
period 2013-09-30
Higher One Holdings, Inc.
filed 2013-11-08
CIK 1486800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013.
or

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

As of November 6, 2013, there were 47,025,243 shares of common stock, par value $0.001 per share, outstanding.

HIGHER ONE HOLDINGS, INC.
INDEX TO REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2013

As used herein, the terms “we,” “us,” “our,” “the Company,” or “Higher One,” unless the context otherwise requires, mean Higher One Holdings, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Higher One Holdings, Inc.
Condensed Consolidated Balance Sheets
 (In thousands of dollars, except share and per share amounts)
(unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$11,830	$13,031
Investments in marketable securities	247	247
Accounts receivable, net	10,104	4,860
Income receivable	7,306	7,466
Deferred tax assets	19	37
Prepaid expenses and other current assets	14,139	10,890
Restricted cash	250	2,000
Total current assets	43,895	38,531
Deferred costs	4,188	4,665
Fixed assets, net	52,879	52,686
Intangible assets, net	58,867	38,143
Goodwill	66,548	47,000
Loan receivable related to New Markets Tax Credit financing	7,633	7,633
Other assets	1,066	740
Restricted cash	2,500	1,500
Total assets	$237,576	$190,898

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,122	$3,756
Accrued expenses	31,974	12,526
Contingent consideration, current portion	-	2,230
Deferred tax liabilities	-	356
Deferred revenue	22,014	16,027
Total current liabilities	57,110	34,895
Deferred revenue and other non-current liabilities	2,349	2,517
Loan payable and deferred contribution related to New Markets Tax Credit financing	9,258	9,490
Debt	100,000	80,000
Contingent consideration, non-current portion	-	3,520
Deferred tax liabilities	3,982	2,764
Total liabilities	172,699	133,186
Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 58,914,697 shares issued and 47,001,671 shares outstanding at September 30, 2013; 58,045,404 shares issued and 46,660,781 shares outstanding at December 31, 2012	60	59
Additional paid-in capital	179,511	174,218
Treasury stock, 11,913,026 and 11,384,623 shares at September 30, 2013 and December 31, 2012, respectively	(137,899)	(131,903)
Retained earnings	23,205	15,338
Total stockholders' equity	64,877	57,712
Total liabilities and stockholders' equity	$237,576	$190,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands of dollars, except share and per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue:
Account revenue	$33,234	$35,660	$102,541	$112,803
Payment transaction revenue	14,615	8,342	27,402	17,843
Higher education institution revenue	9,008	5,946	23,874	14,597
Other revenue	255	1,279	698	2,678
Revenue	57,112	51,227	154,515	147,921
Cost of revenue	24,999	21,838	65,193	60,303
Gross margin	32,113	29,389	89,322	87,618
Operating expenses:
General and administrative	16,404	11,902	43,069	34,205
Product development	2,822	1,380	7,161	3,371
Sales and marketing	4,884	3,182	12,723	8,995
Litigation settlement and related costs	16,320	-	16,320	-
Merger and acquisition related	(326)	1,042	(4,791)	1,042
Total operating expenses	40,104	17,506	74,482	47,613
Income (loss) from operations	(7,991)	11,883	14,840	40,005
Interest income	19	23	58	87
Interest expense	(857)	(185)	(2,252)	(402)
Other income	406	77	561	232
Net income (loss) before income taxes	(8,423)	11,798	13,207	39,922
Income tax expense (benefit)	(2,929)	4,480	5,340	15,164
Net income (loss)	$(5,494)	$7,318	$7,867	$24,758

Net income (loss) available to common stockholders:
Basic	$(5,494)	$7,318	$7,867	$24,758
Diluted	$(5,494)	$7,318	$7,867	$24,758

Weighted average shares outstanding:
Basic	46,907,493	54,511,509	46,630,343	54,837,154
Diluted	46,907,493	57,246,289	48,360,447	57,903,692

Net income (loss) available to common stockholders per common share:
Basic	$(0.12)	$0.13	$0.17	$0.45
Diluted	$(0.12)	$0.13	$0.16	$0.43

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity
 (In thousands of dollars, except shares)
(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2012	46,660,781	$59	$174,218	$(131,903)	$15,338	$57,712
Stock-based compensation	-	-	3,384	-	-	3,384
Issuance of restricted stock	70,882	-	-	-	-	-
Tax benefit related to options	-	-	796	-	-	796
Repurchase of common stock	(528,403)	-	-	(5,996)	-	(5,996)
Exercise of stock options	798,411	1	1,113	-	-	1,114
Net income	-	-	-	-	7,867	7,867
Balance at September 30, 2013	47,001,671	$60	$179,511	$(137,899)	$23,205	$64,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
 (In thousands of dollars)
(unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$7,867	$24,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,587	7,336
Amortization of deferred finance costs	332	102
Non-cash fair value adjustment of contingent consideration	(5,750)	310
Stock-based compensation	3,261	3,226
Deferred income taxes	880	(1,755)
Income tax benefit related to exercise of stock options	(796)	(2,796)
Other income	(232)	(233)
Loss on disposal of fixed assets	8	35
Changes in operating assets and liabilities:
Accounts receivable	(4,474)	(2,624)
Income receivable	160	(3,029)
Deferred costs	(920)	(703)
Prepaid expenses and other current assets	51	12,997
Other assets	(337)	(114)
Accounts payable	(634)	799
Accrued expenses	20,363	(3,566)
Deferred revenue	5,819	3,708
Net cash provided by operating activities	36,185	38,451
Cash flows from investing activities
Purchases of available for sale investment securities	-	(11,230)
Proceeds from sales and maturities of available for sale investment securities	-	26,728
Purchases of fixed assets, net of changes in payables of ($153) and ($11,799), respectively	(4,563)	(22,499)
Cash paid for acquired businesses	(47,250)	(37,280)
Additions to internal use software	(2,237)	(2,061)
Amounts received from restricted cash	2,000	-
Deposits to restricted cash	(1,250)	(2,615)
Proceeds from development related subsidies	-	330
Net cash used in investing activities	(53,300)	(48,627)
Cash flows from financing activities
Proceeds from line of credit	52,000	30,000
Repayments of line of credit	(32,000)	-
Excess tax benefit related to stock options	796	2,796
Proceeds from exercise of stock options	1,114	2,939
Purchases of common stock	(5,996)	(37,600)
Net cash provided by (used in) financing activities	15,914	(1,865)
Net change in cash and cash equivalents	(1,201)	(12,041)
Cash and cash equivalents at beginning of period	13,031	39,085
Cash and cash equivalents at end of period	$11,830	$27,044

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Statements
 (unaudited)

1.	Nature of Business and Organization

Higher One Holdings, Inc., or HOH, is a leading provider of technology, data analytics and payment services to the higher education industry. HOH, through its subsidiaries, provides a comprehensive suite of disbursement, payment and data analytics solutions specifically designed for higher education institutions and their students and has developed and acquired proprietary software-based solutions to provide these services. HOH is incorporated in Delaware and maintains its headquarters in New Haven, Connecticut. HOH has a wholly-owned subsidiary, Higher One, Inc., or HOI, which has two wholly-owned subsidiaries, Higher One Machines, Inc., or HOMI, and Higher One Real Estate, Inc., or Real Estate Inc.  HOI and HOMI together own 99% of Higher One Financial Technology Private Limited, or HOFTPL.  Real Estate Inc. has a 98% ownership interest in Higher One Real Estate SP, LLC, or Real Estate LLC.  HOMI and HOFTPL perform certain of our operational support functions. Real Estate Inc. and Real Estate LLC were each formed to hold and operate certain of our real estate. The terms “we,” “us,” “our,” the “Company” or “Higher One,” unless the context otherwise requires, mean Higher One Holdings, Inc. and its subsidiaries.

2.	Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements and the related interim information contained within the notes to such condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the applicable rules of the Securities and Exchange Commission, or the SEC, for interim information and quarterly reports on Form 10-Q.

The unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of our interim period results reported herein.  The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  Due to seasonal fluctuations and other factors, the results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

The effect of stock options and warrants to purchase our common stock totaling 6,734,803 and 2,022,512 were not included in the computation of diluted net income (loss) per common share for the three months ended September 30, 2013 and 2012, respectively, as their effect would be anti-dilutive. The dilutive effect of stock options and warrants totaling 4,293,387 and 1,936,438 were not included in the computation of diluted net income per common share for the nine months ended September 30, 2013 and 2012, respectively, as their effect would be anti-dilutive. Anti-dilutive securities are securities that upon conversion or exercise increase earnings per share (or reduce the loss per share).  In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Statements
 (unaudited)

Comprehensive Income

There are no comprehensive income items other than net income (loss). There are no recorded unrealized gains or losses on the investments in marketable securities as of the balance sheet dates.  Comprehensive income equals net income for all periods presented.

Restricted Cash and Other Arrangements

During the three months ended September 30, 2013, we deposited $1.3 million in a restricted cash account with a former bank partner.

We accept payments on behalf of educational institutions and subsequently remit these payments to the education institutions. The amounts received are maintained in segregated accounts for the benefit of either the institution or the payor. There were approximately $368.2 million and $251.8 million of such funds as of September 30, 2013 and December 31, 2012, respectively. These deposits are not our funds and therefore are not included in the accompanying condensed consolidated balance sheets.

Recent Accounting Pronouncements

There were no accounting standards adopted during 2012 or during the nine months ended September 30, 2013 which had a material impact on our consolidated financial position, results of operations or liquidity.  There are no new accounting standards issued but not yet effective which we expect to have a material impact on our consolidated financial position, results of operations, liquidity or disclosure.

3.	Investments in Marketable Securities and Fair Value Measurements

The following table reflects the assets and liabilities carried at fair value measured on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Fair values at September 30, 2013
Assets:
Certificate of deposit	$247	$–	$247	$–
Contingently returnable escrow receivable	3,300	–	–	3,300
Total Assets	$3,547	$–	$247	$3,300

Liabilities:
Contingent consideration	$–	$–	$–	$–

Fair values at December 31, 2012
Assets:
Certificate of deposit	$247	$–	$247	$–

Liabilities:
Contingent consideration	$5,750	$–	$–	$5,750

Higher One Holdings, Inc.
Notes to Condensed Consolidated Statements
 (unaudited)

A summary of the activity of the fair value of the measurements using unobservable inputs (Level 3 Assets and Liabilities) for the nine months ended September 30, 2013, is as follows (in thousands):
	Beginning Value of Level 3 Measurements	New Level 3 Measurements	Gain Recognized in Earnings	Ending Fair Value of Level 3 Measurements
Contingently returnable escrow receivable	$-	$3,300	$-	$3,300
Contingent consideration	$5,750		$(5,750)	$-

Our contingently returnable escrow receivable is valued using probability-weighted, future possible expected outcomes.  The unobservable input utilized in the determination of this receivable is our estimation of which clients subject to the escrow agreement will assign their contracts to us (refer to "Note 8 - Business Combinations" for additional information related to this arrangement).  The range of amounts which we may receive from escrow is between $0 and $4.5 million.  All amounts are expected to be distributed out of escrow by December 2013. The contingently returnable escrow receivable is included in prepaid expenses and other current assets in the condensed consolidated balance sheet.

Our contingent consideration liability is valued using probability-weighted, future possible expected outcomes and an appropriate discount rate.  The unobservable input utilized in the determination of this liability is our estimation of the range of revenues which will be achieved by the Campus Labs business during 2013.  The approximate range of revenues utilized to estimate the contingent consideration liability was below $12.5 million as of September 30, 2013, which is below the minimum threshold for payout. During the three months ending September 30, 2013, we adjusted the range of revenues utilized to estimate the contingent consideration liability to reflect our current best estimates regarding the revenue to be earned by the Campus Labs business during 2013. The $5.8 million adjustment recognized in earnings during the nine months ended September 30, 2013 was recorded in the merger and acquisition related line item in the consolidated statement of operations. The contingent consideration liability is sensitive to changes in our estimate of revenues to be achieved by the Campus Labs business during 2013.  For each $0.2 million increase or decrease in the estimated revenues to be achieved by the Campus Labs business during 2013, the contingent consideration liability would increase or decrease by approximately $0.7 million (undiscounted).

We had no unrealized gains or losses from investments as of December 31, 2012 or September 30, 2013 and there is no difference between the amortized cost and fair value of the securities we held. The carrying amounts of our cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term nature of these instruments. The carrying amount of our debt outstanding under our credit facility approximates fair value because we recently entered into this loan agreement and is a Level 2 measurement. Our loan receivable related to New Markets Tax Credit financing is a debt instrument that we classify as held to maturity and is recorded at amortized cost.  The carrying value of both our loan receivable and loan payable related to New Markets Tax Credit financing approximates fair value as of September 30, 2013.  Our loan payable and loan receivable related to New Markets Tax Credit financing was estimated using discounted cash flow analysis based on rates for similar types of arrangements and are considered Level 3 measurements.

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

We currently believe that the requirement to make a payment under either of the guaranties described above is remote and we have thus not recorded any liability on our balance sheet in connection with these guaranties.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Statements
 (unaudited)

5.	Credit Facility

On October 16, 2012, HOI entered into a five-year, $200.0 million, senior secured revolving credit facility, or the Credit Facility. As of September 30, 2013, there were $100.0 million in borrowings outstanding, at a weighted average interest rate of 2.4%, under the Credit Facility.  We amended the Credit Facility in November 2013 to exclude from our financial covenant calculations the loss related to the settlement of class action lawsuits (refer to "Note 7 - Commitments and Contingencies" for additional information regarding the class action lawsuits).  We are in compliance with all of the applicable affirmative, negative and financial covenants of the Credit Facility.  The amount available to be drawn under the Credit Facility may be increased by an additional $100.0 million upon our request and the agreement of the lenders party to the Credit Facility.  The Credit Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs.  Loans drawn under the Credit Facility are payable in a single maturity on October 16, 2017.

6.	Capital Stock

Treasury Stock

On August 1, 2012, our board of directors authorized a share repurchase program pursuant to which we were permitted to repurchase up to $100.0 million of our issued and outstanding shares of common stock through August 15, 2013.  During the nine months ended September 30, 2013, we purchased 528,403 shares of our common stock at a cost of $6.0 million.  All shares repurchased were held in treasury as of September 30, 2013.  We do not have an authorized share repurchase program as of September 30, 2013.

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

In October 2013,we reached an agreement in principle on the key terms of a preliminary settlement that would resolve the MDL. The terms of the preliminary settlement include a payment of approximately $15.0 million and an agreement to make and/or maintain certain practice changes.  The parties remain in negotiations and a final settlement agreement is contingent upon (a) reaching agreement on the remaining terms, (b) obtaining corporate approvals of the final agreement, and (c) court approval. There can be no assurance that these conditions will be satisfied as contemplated in the agreement in principle.

During the quarter ended September 30, 2013, we recorded an accrual for an estimated charge of $16.3 million to reflect our current estimate of the resolution, inclusive of additional legal and other administrative costs, based on the agreement in principle.  While this estimate is consistent with our view of the current exposure based on the agreement in principle, the actual loss or range of such loss could vary materially from the current estimate if the settlement is not finalized and approved.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Statements
 (unaudited)

In February 2009 and September 2010, Higher One, Inc. filed two separate complaints against TouchNet Information Systems, Inc., or TouchNet, in the United States District Court for the District of Connecticut alleging patent infringement related to TouchNet's offering for sale and sales of its “eRefund” product in violation of two of our patents. In the complaints, we sought judgments that TouchNet has infringed two of our patents, a judgment that TouchNet pay damages and interest on damages to compensate us for infringement, an award of our costs in connection with these actions and an injunction barring TouchNet from further infringing our patents. TouchNet answered the complaint and asserted a number of defenses and counterclaims, including that it does not infringe our patent, that our patent is invalid or unenforceable and certain allegations of unfair competition and state and federal antitrust violations. In addition, TouchNet's counterclaims sought dismissal of our claims with prejudice, declaratory judgment that TouchNet does not infringe our patent and that our patent is invalid or unenforceable, as well as an award of fees and costs related to the action, and an injunction permanently enjoining us from suing TouchNet regarding infringement of our patent. The parties are currently in the discovery stage of the proceeding. Although we intend to pursue the matter vigorously, there can be no assurances of our success in these proceedings.

In accordance with applicable accounting guidance, we establish a liability for these matters if and when they were to present loss contingencies that were both probable and reasonably estimable.

8.	Business Combinations

On August 7, 2012, we acquired substantially all of the assets of Campus Labs, LLC, or Campus Labs.  The Campus Labs business provides specialized, comprehensive assessment programs that combine data collection, reporting, organization, and campus-wide integration for higher education institutions. The net assets and results of operations of the acquired assets of Campus Labs, LLC are included in our consolidated financial statements from August 8, 2012.

On May 7, 2013, we entered into an Asset Purchase Agreement with Sallie Mae, Inc., or Sallie Mae, to purchase substantially all of the assets of Sallie Mae’s Campus Solutions business, or Campus Solutions, for consideration of approximately $47.3 million in cash, $5.2 million of which was deposited into escrow and will be released to Sallie Mae or us depending on the assignment of certain client contracts.  We recorded a contingently returnable escrow receivable of $3.3 million at the time of the acquisition which was the fair value of the amount we expect to receive from the amounts deposited in escrow.  The purchase consideration is also subject to certain post-closing adjustments, including working capital adjustments.

We completed the acquisition on May 7, 2013, and used borrowing available under our Credit Facility to pay the purchase price and related transaction costs.  The Campus Solutions business provides refund disbursement and payment processing solutions, including tuition payment plans, to education institutions.  The acquisition of the Campus Solutions business significantly increases the number of our higher education institution clients to whom we provide refund disbursement and payment processing services. The net assets and results of operations of the Campus Solutions business are included in our consolidated financial statements beginning May 8, 2013. Assets acquired and liabilities assumed were recorded at their fair values as of May 7, 2013.

Under the acquisition method of accounting, the total fair value of consideration transferred was allocated to Campus Solution’s net tangible and intangible assets based on their estimated fair values as of May 7, 2013. The preliminary allocation of fair value of consideration transferred was allocated as follows (in thousands):

Assets acquired:	May 7, 2013
Accounts receivable	$770
Contingently returnable escrow receivable	3,300
Fixed assets	92
Intangible assets	23,540
Goodwill	19,548
Total assets acquired and fair value of consideration transferred	$47,250

Higher One Holdings, Inc.
Notes to Condensed Consolidated Statements
 (unaudited)

The preliminary purchase price allocations for the Campus Solutions acquisition were based upon a preliminary valuation and our estimates and assumptions for these acquisitions are subject to change as we obtain additional information for our estimates during the respective measurement periods. The primary areas of those purchase price allocations that are not yet finalized relate to the contingently returnable escrow receivable, working capital accounts, identifiable intangible assets and residual goodwill.

The following methods and inputs were utilized to determine fair value for the respective items:
Item	Valuation technique	Inputs
Contingently returnable escrow receivable	Probability-weighted future possible outcomes	Estimate of the contracts that will be assigned to us and the amount to be paid from escrow to us for each such contract
Completed technology	Income approach – relief from royalty	Estimated future revenue attributable to technology completed as of the acquisition date, royalty rate and discount rate
Customer relationships	Income approach – excess earnings	Estimated future revenues attributable to existing higher education institution clients as of the acquisition date, estimated income associated with such revenue, royalty rate and discount rate

The acquired intangible assets will be amortized each year based on a straight-line method over the estimated useful life of the asset.

	Weighted-average amortization period (in years)	Amount
Customer relationships	11	$21,240
Completed technology	3	2,300
	10	$23,540

Goodwill represents the excess of the fair value of consideration transferred for an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill exists in the transaction as a result of value beyond that of the tangible and other intangible assets, attributable to synergies that exist in the combined business, including a planned migration to a single technology platform. Goodwill of $19.5 million is deductible for tax purposes.

The Campus Solutions business does not constitute a separate operating segment. Our strategy is to integrate the Campus Solutions business into our existing business. We have also concluded that our operating segment is a single reporting unit. Our single operating segment does not have any components that constitute a separate business for which discrete information will be available. We plan to operate the combined enterprise as one integrated business. Accordingly, the goodwill arising from the acquisition was assigned to our single operating segment and single reporting unit.

The change in carrying value of goodwill for the nine months ended September 30, 2013 was as follows (in thousands):

Balance at December 31, 2012	$47,000
Acquisition of Campus Solutions	19,548
Balance at September 30, 2013	$66,548

Higher One Holdings, Inc.
Notes to Condensed Consolidated Statements
 (unaudited)

We reported total aggregate revenues of approximately $7.8 million and $14.4 million from the acquisitions of the Campus Labs and Campus Solutions businesses during the three and nine months ended September 30, 2013, respectively.

The pro forma financial information for the three and nine months ended September 30, 2013 and 2012 is provided for illustrative purposes only and assumes that the acquisitions of the Campus Labs and Campus Solutions businesses occurred on January 1, 2012.  The historical results of the Campus Labs and Campus Solutions businesses are included through August 7, 2012 and May 7, 2013, respectively.  This pro forma financial information (in thousands, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future.  The pro forma financial information for all periods presented also includes amortization expense from acquired intangible assets, adjustments to interest expense, interest income and related tax effects.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
in thousands (other than per share information)	2013	2012	2013	2012
Revenues	$57,112	$57,827	$163,355	$169,216
Net income (loss)	$(5,494)	$4,998	$4,804	$15,853
Basic earnings (loss) per share	$(0.12)	$0.09	$0.10	$0.29
Basic weighted average number of common shares outstanding	46,907	54,512	46,630	54,837
Diluted earnings (loss) per share	$(0.12)	$0.09	$0.10	$0.27
Diluted weighted average number of common and common equivalent shares outstanding	46,907	57,246	48,360	57,904

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our products and services for our higher education institution clients include our Disbursement Services, which was formerly referred to as our OneDisburse® service, our Payment Processing Services, which was formerly referred to as our CASHNet® suite of payment transaction products and services and our Educational Services powered by Campus Labs®. Through our bank partners, we offer our OneAccount service, which includes an FDIC-insured checking account, a debit MasterCard® ATM card and other retail banking services, to the students of our higher education institution clients that use our Disbursement Services.

On May 7, 2013, we entered into an Asset Purchase Agreement with Sallie Mae, Inc. to purchase substantially all of the assets of its Campus Solutions business for consideration of $47.3 million in cash. We used borrowing available under our Credit Facility to complete the acquisition. The Campus Solutions business provides business-to-business solutions, including e-commerce and billing payment solutions, refund disbursement services and tuition payment plan administration, to education institutions across the country. We believe the Campus Solutions business will create new relationships with higher education institutions and provide an expanded number of higher education institutions to which we can offer our current products and services. The net assets and results of operations of the Campus Solutions business are included in our consolidated financial statements beginning May 8, 2013. The Campus Solutions business includes three primary products and services, (1) Tuition Payment Plans, or TPP, which includes the administration of educational tuition payment plans for schools; (2) NetPay, which includes an electronic payment gateway allowing for one-time payments to be made from students to the school; and (3) refund processing, which includes the processing of refund disbursements from schools to their students. We plan to migrate and convert the clients of the Campus Solutions business from the legacy Campus Solutions technology to our other proprietary technology platforms, including our disbursement services and payment processing services.

As of September 30, 2013, more than 600 campuses serving approximately 4.8 million students had purchased the OneDisburse service.  In total, there are more than 1,600 campuses servicing nearly 13 million students contracted to use at least one of our services, including those campuses and students now served as a result of the Campus Solutions acquisition.  We also serviced approximately 2.2 million OneAccounts as of September 30, 2013.

During the quarter ended September 30, 2013, we began working with Customers Bank as one of our bank partners and our relationship with Cole Taylor Bank terminated.  We transferred deposits from our previous bank partner on a timely basis and without impact to our customers holding those accounts.  As part of this change in bank partners, we have made alterations to certain compliance processes to align with our bank partners’ processes.  As part of our bank partners’ oversight, we continue to evaluate our processes and procedures in these and other areas.  These changes have added more expenses on related personnel and may lead to decreases to the amount of account revenue that we earn. Multiple bank partners with multi-regulatory oversight have led to a challenging and complex operating environment. This is exemplified by the recent changes made to our compliance efforts when working with our bank partners.  This challenging environment also extends to the multiple regulators that have oversight on our industry.  In the past year, we have made various changes to the fee structure of the OneAccount to alleviate concerns regarding fees charged to our customers.

In October 2013, we reached an agreement in principle on the key terms of a preliminary settlement that would resolve the class action litigation that was filed against us in 2012, referred to collectively as, In re Higher One OneAccount Multi-District Litigation. The terms of the preliminary settlement include a payment of approximately $15.0 million and an agreement to make and/or maintain certain practice changes.  We remain in negotiations and a final settlement agreement is contingent upon (a) reaching agreement on the remaining terms, (b) obtaining corporate approvals of the final agreement, and (c) court approval. There can be no assurance that these conditions will be satisfied as contemplated in the agreement in principle.

During the quarter ended September 30, 2013, we recorded an accrual for an estimated charge of $16.3 million to reflect our current estimate of the resolution, inclusive of additional legal and other administrative costs, based on the agreement in principle.  While this estimate is consistent with our view of the current exposure based on the agreement in principle, the actual loss or range of such loss could vary materially from the current estimate if the settlement is not finalized and approved.

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

Results of Operations for the Three Months Ended September 30, 2013 and 2012

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Three Months Ended September 30,
	(unaudited)
	2013	2012	$ Change	% Change	2013 % of Revenue	2012 % of Revenue
	(in thousands)
Revenue:
Account revenue	$33,234	$35,660	$(2,426)	(6.8%)	58.2%	69.6%
Payment transaction revenue	14,615	8,342	6,273	75.2%	25.6%	16.3%
Higher education institution revenue	9,008	5,946	3,062	51.5%	15.8%	11.6%
Other revenue	255	1,279	(1,024)	(80.1%)	0.4%	2.5%
Revenue	57,112	51,227	5,885	11.5%	100.0%	100.0%
Cost of revenue	24,999	21,838	3,161	14.5%	43.8%	42.6%
Gross profit	32,113	29,389	2,724	9.3%	56.2%	57.4%
Operating expenses:
General and administrative	16,404	11,902	4,502	37.8%	28.7%	23.2%
Product development	2,822	1,380	1,442	104.5%	4.9%	2.7%
Sales and marketing	4,884	3,182	1,702	53.5%	8.6%	6.2%
Litigation settlement and related costs	16,320	-	16,320	100.0%	28.6%	0.0%
Merger and acquisition related	(326)	1,042	(1,368)	(131.3%)	(0.6%)	2.0%
Total operating expenses	40,104	17,506	22,598	129.1%	70.2%	34.1%
Income (loss) from operations	(7,991)	11,883	(19,874)	(167.2%)	(14.0%)	23.2%
Interest income	19	23	(4)	(17.4%)	0.0%	0.0%
Interest expense	(857)	(185)	(672)	363.2%	(1.5%)	(0.4%)
Other income	406	77	329	427.3%	0.7%	0.2%
Net income (loss) before income taxes	(8,423)	11,798	(20,221)	(171.4%)	(14.7%)	23.0%
Income tax expense	(2,929)	4,480	(7,409)	(165.4%)	(5.1%)	8.7%
Net income (loss)	$(5,494)	$7,318	$(12,812)	(175.1%)	(9.6%)	14.3%

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenue

Account Revenue
The decrease in account revenue was primarily due to a decrease in the service fees assessed to our customers during the three months ended September 30, 2013. Our service fees decreased primarily as a result of changes we made to our account fee schedule over the past year, including: (1) the removal of a fee which was previously assessed to abandoned accounts, (2) the removal of a fee assessed to customers that had not repaid an overdraft balance within an allotted time period, and (3) a decrease in the types of transactions which can produce an insufficient funds fee. Those fee decreases were partially offset by a monthly fee that is assessed on OneAcounts that are not held by students and do not deposit a minimum amount. As a result of these changes, we expect to continue to experience a decrease in the amount of service fees assessed per account until each of these fee changes has been in place for a full year. The removal of the fee which was previously assessed on abandoned accounts and change in the transaction types that produce an insufficient funds fee were each implemented on January 1, 2013. The fee assessed on customers that had not repaid their overdraft balance was eliminated on August 1, 2013. The decrease in service fees was partially offset by an increase in interchange revenue that is primarily the result of certain incentives we earn from our issuing card network and that was not included in interchange revenue in the prior year.

Payment Transaction Revenue
Slightly more than half of the increase in payment transaction revenue was due to the inclusion of revenue associated with the NetPay and Tuition Payment Plan products associated with our acquisition of the Campus Solutions business.  An increase in payment processing services was the reason for the remainder of the increase.  The increase in payments processed was primarily the result of additional transaction volumes at higher education institutions that had been clients prior to September 30, 2012, and to a lesser extent, at new clients. Payment processing transaction volumes increased as a result of our inclusion of Visa as one of the payment methods during the three months ending September 30, 2013.

Higher Education Institution Revenue
The increase in higher education institution revenue was primarily due to the inclusion of revenue from the acquisition of the Campus Labs business in August 2012, which we now refer to as Educational Services powered by Campus Labs, or Educational Services.  Educational Services contributed approximately $3.1 million of revenue during the three months ended September 30, 2013, an increase from $1.0 million in the prior year period. The increase in revenue from Educational Services was the result of both the inclusion of a full three months of revenue in 2013, compared to slightly more than one month in 2012, as well as year-over-year increases in client billings. The remaining increase in higher education revenue was primarily a result of revenue associated with the Campus Solutions line of business.

Other Revenue
As a result of a change in our arrangement with MasterCard, which took effect in the fourth quarter of 2012, the amount of revenue received from MasterCard, recorded as other revenue, has declined and was the main reason for the decrease in other revenue compared to the three months ended September 30, 2012.  When compared to the prior year period, other revenue is expected to continue to be lower through the end of 2013.

Cost of Revenue

During the three months ended September 30, 2013, our cost of revenue increased at a slightly higher rate than our revenues, resulting in a small decrease in our gross margin percentage. The increase in our cost of revenue was primarily related to an increase in our payment processing costs associated with our payment transaction revenue.  We experienced a significant decrease in our provision for operational losses, but the decrease was offset by other costs, including customer service costs and expenses associated with the acquisition of our Campus Labs and Campus Solutions businesses, including transaction processing costs, amortization expense of acquired intangible assets and personnel related costs.

General and Administrative Expense

The increase in general and administrative expenses is primarily attributable to the following three factors: (i) our personnel costs increased compared to the three months ended September 30, 2012 due to an increase in the number of employees, (ii) we incurred approximately $1.0 million of non-recurring bank partner transition costs, and, to a lesser extent, (iii) other professional fees.

Product Development Expense

The increase in product development expense was primarily due to increases in personnel costs, a portion of which is due to the employees hired in connection with our acquisition of the Campus Labs business in August 2012. We also incurred transition related product development expenses associated with the Campus Solutions acquisition, which increased our total product development costs during the nine months ended September 30, 2013.

Sales and Marketing Expense

The increase in sales and marketing expense was primarily due to increases in personnel costs, a portion of which is due to the employees hired in connection with our acquisition of the Campus Labs and Campus Solutions businesses and also higher amortization expense related to the such acquisitions.

Litigation Settlement and Related Costs

In October 2013, we reached an agreement in principle on the key terms of a preliminary settlement that would resolve the class action litigation that was filed against us in 2012, referred to collectively as, In re Higher One OneAccount Multi-District Litigation. The terms of the preliminary settlement include a payment of approximately $15.0 million and an agreement to make and/or maintain certain practice changes.  We remain in negotiations and a final settlement agreement is contingent upon (a) reaching agreement on the remaining terms, (b) obtaining corporate approvals of the final agreement, and (c) court approval. There can be no assurance that these conditions will be satisfied as contemplated in the agreement in principle.

During the quarter ended September 30, 2013, we recorded an accrual for an estimated charge of $16.3 million to reflect our current estimate of the resolution, inclusive of additional legal and other administrative costs, based on the agreement in principle.  While this estimate is consistent with our view of the current exposure based on the agreement in principle, the actual loss or range of such loss could vary materially from the current estimate if the settlement is not finalized and approved.

Merger and Acquisition Related

Our merger and acquisition related expenses include professional fees associated with the acquisition of the Campus Solutions business in May 2013 of approximately $0.2 million, and a fair value adjustment to the contingent consideration component of the purchase price of the Campus Labs acquisition from August 2012 which resulted in a net reduction in operating expenses.

Our contingent consideration liability is measured at fair value on a recurring basis. It is valued using probability-weighted, future possible expected outcomes and an appropriate discount rate.  Our contingent consideration liability is a potential earn-out payment which is calculated by multiplying the amount of 2013 revenues for the acquired Campus Labs business in excess of $12.5 million, if any, by 3.5. During the three months ended September 30, 2013 we recorded an adjustment of $0.5 million as a result of a decrease in the fair value of the contingent consideration liability.  The decrease in fair value of the contingent consideration liability was the result of a decrease in the amount of revenues we expect to be earned during 2013 subject to the earn-out and the distribution of potential outcomes.  The contingent consideration payment is sensitive to changes in our estimates of the revenue to be earned during 2013 as a result of the 3.5 multiplier referenced above.  The fair value of the liability, as measured at September 30, 2013, may diverge materially from the amount that we will pay to settle the liability.  We will continue to record fair value adjustments to the contingent consideration liability, if necessary, throughout the year ending December 31, 2013 based on the amount of revenues we expect to earn during the year related to the acquired Campus Labs business.

Interest Expense

Our interest expense increased compared to the prior period as a result of an increase in the outstanding balance on our credit facility. The amount outstanding on our Credit Facility ranged from $100 million to $112 million during the three months ended September 30, 2013 and the average interest rate during the period was 2.4%.

Income Tax Expense

We recorded an income tax benefit during the three months ended September 30, 2013 as a result of net loss before income taxes.  The change in income tax expense (benefit) was primarily due to the decrease in net income before taxes.  The effective tax rates for the three months ended September 30, 2013 and 2012 were 34.8% and 38.0%, respectively.  Our effective rate is expected to be between 39% and 41% for the 2013 fiscal year.  The change in our expected effective rate from the rate previously disclosed is primarily the result of the loss we recorded on the litigation settlement described above, which results in a larger impact related to permanent differences from book to tax income.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Nine Months Ended September 30,
	(unaudited)
	2013	2012	$ Change	% Change	2013 % of Revenue	2012 % of Revenue
	(in thousands)
Revenue:
Account revenue	$102,541	$112,803	$(10,262)	(9.1%)	66.4%	76.3%
Payment transaction revenue	27,402	17,843	9,559	53.6%	17.7%	12.1%
Higher education institution revenue	23,874	14,597	9,277	63.6%	15.5%	9.9%
Other revenue	698	2,678	(1,980)	(73.9%)	0.4%	1.8%
Revenue	154,515	147,921	6,594	4.5%	100.0%	100.0%
Cost of revenue	65,193	60,303	4,890	8.1%	42.2%	40.8%
Gross profit	89,322	87,618	1,704	1.9%	57.8%	59.2%
Operating expenses:
General and administrative	43,069	34,205	8,864	25.9%	27.9%	23.1%
Product development	7,161	3,371	3,790	112.4%	4.6%	2.3%
Sales and marketing	12,723	8,995	3,728	41.4%	8.2%	6.1%
Litigation settlement and related costs	16,320	-	16,320	100.0%	10.6%	0.0%
Merger and acquisition related	(4,791)	1,042	(5,833)	(559.8%)	(3.1%)	0.7%
Total operating expenses	74,482	47,613	26,869	56.4%	48.2%	32.2%
Income from operations	14,840	40,005	(25,165)	(62.9%)	9.6%	27.0%
Interest income	58	87	(29)	(33.3%)	0.0%	0.1%
Interest expense	(2,252)	(402)	(1,850)	460.2%	(1.5%)	(0.3%)
Other income	561	232	329	141.8%	0.4%	0.2%
Net income before income taxes	13,207	39,922	(26,715)	(66.9%)	8.5%	27.0%
Income tax expense	5,340	15,164	(9,824)	(64.8%)	3.5%	10.3%
Net income	$7,867	$24,758	$(16,891)	(68.2%)	5.1%	16.7%

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenue

Account Revenue
The decrease in account revenue was primarily due to a decrease in the service fees assessed to our customers during the nine months ended September 30, 2013. Our service fees decreased primarily as a result of changes we made to our account fee schedule over the past year, including: (1) the removal of a fee which was previously assessed to abandoned accounts, (2) the removal of a fee assessed to customers that had not repaid an overdraft balance within an allotted time period, and (3) a decrease in the types of transactions which can produce an insufficient funds fee. Those decreases were partially offset by a monthly fee which is assessed on OneAcounts that are not held by students and who do not deposit a minimum amount. As a result of these changes, we expect to continue to experience a decrease in the amount of service fees assessed per account until each of these fee changes has been in place for a full year. The removal of the fee which was previously assessed on abandoned accounts and change in the transaction types that produce an insufficient funds fee were both implemented on January 1, 2013. The fee assessed on customers that had not repaid their overdraft balance was eliminated on August 1, 2013. The decrease in service fees was partially offset by an increase in interchange revenue which is primarily the result of certain incentives we earn from our issuing card network which was not included in interchange revenue in the prior year.

Payment Transaction Revenue
The majority of the increase in payment transaction revenue was due to increases associated with our payment processing services.  Of the increase in revenue associated with payment processing, approximately three-quarters of the increase was due to an increase in payments processed at higher education institutions that were clients prior to September 30, 2012 and approximately one-quarter of the increase was due to the addition of higher education institution clients that began utilizing the SmartPay payment module after September 30, 2012.  In addition, revenue associated with the NetPay and Tuition Payment Plan products that we acquired as part of the Campus Solutions business contributed approximately slightly less than half of the overall increase in payment transaction revenue.

Higher Education Institution Revenue
The increase in higher education institution revenue was primarily due to the inclusion of revenue from the acquisition of the Campus Labs business in August 2012, which we now refer to as educational services powered by Campus Labs. Educational services contributed approximately $7.8 million of revenue during the nine months ended September 30, 2013, compared to $1.0 million in the nine months ended September 30, 2012. The remaining increase in higher education revenue was a result of higher subscription revenue for our payment processing products as well as revenue associated with the Campus Solutions business. The increase in subscription revenue was split nearly evenly between revenue generated from the addition of new modules sold to previously existing higher education institution clients, as well as sales of payment processing services to new higher education institution clients over the course of the last twelve months.

Other Revenue
As a result of a change in our arrangement with MasterCard, which took effect in the fourth quarter of 2012, the amount of revenue received from MasterCard, which is recorded in other revenue, has declined and was the main reason for the decrease in other revenue compared to the nine months ended September 30, 2012.  When compared to the prior year period, other revenue is expected to continue to be lower through the end of 2013.

Cost of Revenue

During the nine months ended September 30, 2013, our cost of revenue increased at a higher rate than revenue, which resulted in a lower gross margin percentage compared to the nine months ended September 30, 2012.  The increase in our cost of revenue was primarily related to an increase in our payment processing costs associated with our payment transaction revenue. We experienced a significant decrease in our provision for operational losses, but the decrease was offset by other costs, including customer service costs and expenses associated with the acquisition of the Campus Labs and Campus Solutions businesses, including transaction processing costs, amortization expense of acquired intangible assets and personnel related costs.

General and Administrative Expense

The increase in general and administrative expenses is primarily attributable to the following four factors: (i) our personnel costs increased compared to the nine months ended September 30, 2012 due to an increase in the number of employees, (ii) our professional fees increased as a result of legal costs incurred related to our outstanding litigation, (iii) our depreciation expense increased as a result of additional computer operations and technology support being provided through internal resources, rather than outsourced service providers, and (iv) we incurred approximately $1.0 million of non-recurring bank partner transition costs in the three months ended September 30, 2013.

Product Development Expense

The increase in product development expense was primarily due to increases in personnel costs, a portion of which is due to the employees hired in connection with our acquisition of the Campus Labs business in August 2012. We also incurred transition related product development expenses associated with the Campus Solutions acquisition which increased our total product development costs during the nine months ended September 30, 2013.

Sales and Marketing Expense

The increase in sales and marketing expense was primarily due to increases in personnel costs, a portion of which is due to the employees hired in connection with our acquisitions of the Campus Labs and Campus Solutions businesses and also higher amortization expense related to such acquisitions. In addition, we also experienced increases in certain marketing costs associated both with additional programs designed for our higher education institution clients and also their students.

Litigation Settlement and Related Costs

In October 2013, we reached an agreement in principle on the key terms of a preliminary settlement that would resolve the class action litigation that was filed against us in 2012, referred to collectively as, In re Higher One OneAccount Multi-District Litigation. The terms of the preliminary settlement include a payment of approximately $15.0 million and an agreement to make and/or maintain certain practice changes.  We remain in negotiations and a final settlement agreement is contingent upon (a) reaching agreement on the remaining terms, (b) obtaining corporate approvals of the final agreement, and (c) court approval. There can be no assurance that these conditions will be satisfied as contemplated in the agreement in principle.

During the quarter ended September 30, 2013, we recorded an accrual for an estimated charge of $16.3 million to reflect our current estimate of the resolution, inclusive of additional legal and other administrative costs, based on the agreement in principle.  While this estimate is consistent with our view of the current exposure based on the agreement in principle, the actual loss or range of such loss could vary materially from the current estimate if the settlement is not finalized and approved.

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

Our contingent consideration liability is measured at fair value on a recurring basis. It is valued using probability-weighted, future possible expected outcomes and an appropriate discount rate.  Our contingent consideration liability is a potential earn-out payment which is calculated by multiplying the amount of 2013 revenues for the acquired Campus Labs business in excess of $12.5 million, if any, by 3.5. During the nine months ended September 30, 2013, we recorded an adjustment of $5.8 million as a result of a decrease in the fair value of the contingent consideration liability.  The decrease in fair value of the contingent consideration liability was the result of a decrease in the amount of revenues we expect to be earned during 2013 subject to the earn-out and the distribution of potential outcomes.  The contingent consideration payment is sensitive to changes in our estimates of the revenue to be earned during 2013 as a result of the 3.5 multiplier referenced above.  The fair value of the liability, as measured at September 30, 2013, may diverge materially from the amount that we will pay to settle the liability.  We will continue to record fair value adjustments to the contingent consideration liability, if necessary, throughout the year ending December 31, 2013 based on the amount of revenues we expect to earn during the year related to the acquired Campus Labs business.

Interest Expense

Our interest expense increased compared to the prior period as a result of an increase in the outstanding balance on our Credit Facility (as defined below), including amounts drawn to finance the acquisition of the Campus Solutions business.  The amount outstanding on our Credit Facility ranged from $63 million to $112 million during the nine months ended September 30, 2013 and the average interest rate during the period was 2.2%.

Income Tax Expense

The decrease in income tax expense was primarily due to the decrease in net income before taxes. The effective tax rates for the nine months ended September 30, 2013 and 2012 were 40.4% and 38.0%, respectively. Our effective rate is expected to be between 39% and 41% for the 2013 fiscal year. The change in our expected effective rate from the rate previously disclosed is primarily the result of the loss we recorded on the litigation settlement described above which results in a larger impact related to permanent differences from book to tax income.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows from operations and borrowings under our Credit Facility, as defined below.  As of September 30, 2013, we had $11.8 million in cash and cash equivalents, $0.2 million in available-for-sale investments and approximately $33.2 million in borrowing capacity available under our Credit Facility. Our primary liquidity requirements are for working capital, capital expenditures, product development expenses and general corporate needs. As of September 30, 2013, we had a working capital deficit of $13.2 million.

Senior Secured Revolving Credit Facility

In October 2012, we terminated our then existing credit facility and entered into a new five-year senior secured revolving credit facility in an amount of $200.0 million, or the Credit Facility.  As of September 30, 2013, we had $100.0 million in borrowings outstanding, at a weighted average interest rate of 2.4%, under the Credit Facility.  The Credit Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs.  Loans drawn under the Credit Facility are payable in a single maturity on October 16, 2017. We amended the Credit Facility in November 2013 in order to exclude the loss related to the settlement of the class action lawsuits from our financial covenant calculations.

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

Amounts outstanding under the Credit Facility accrue interest at a rate equal to, at our option, either (i) the British Bankers Association LIBOR Rate, or BBA LIBOR, plus a margin of between 1.75% and 2.25% per annum (depending on our funded debt to EBITDA, as defined in the Credit Facility, ratio) or (ii) a fluctuating base rate tied to the federal funds rate, the administrative agent's prime rate and BBA LIBOR, subject to a minimum of 2%. Interest is payable on the last day of each interest period selected by us under the Credit Facility and, in any event, at least quarterly.  We pay a commitment fee ranging from 0.25% and 0.375% on the daily average undrawn portion of revolving commitments under the Credit Facility, which accrues and is payable quarterly in arrears.

The Credit Facility contains certain affirmative covenants including covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral.  The Credit Facility also contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of our business and engage in transactions with our affiliates.  In addition, the Credit Facility contains certain financial covenants that require us to maintain (1) EBITDA, as defined in the Credit Facility, as amended, on a consolidated basis for the prior four fiscal quarters of at least $50 million, (2) a funded debt to EBITDA ratio of 2.50 to 1.00 or less between October 16, 2012 and December 31, 2014 and of 2.00 to 1.00 or less thereafter, and (3) a fixed charge coverage ratio of at least 1.25 to 1.00. We were in compliance with each of the applicable affirmative, negative and financial covenants of the Credit Facility as of September 30, 2013.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the nine months ended September 30, 2013 and September 30, 2012:

	Nine Months Ended September 30,
	2013	2012	$ Change
	(unaudited)
	(in thousands)
Net cash provided by (used in):
Operating activities	$36,185	$38,451	$(2,266)
Investing activities	(53,300)	(48,627)	(4,673)
Financing activities	15,914	(1,865)	17,779
Change in cash and cash equivalents	(1,201)	(12,041)	10,840
Cash and cash equivalents, end of period	$11,830	$27,044	$(15,214)

The decrease in net cash provided by operating activities was primarily the result of a decrease in net income of $16.9 million. There was an increase of $2.0 million in non-cash adjustments to net income compared to the nine months ended September 30, 2012 as a result of increases in depreciation and amortization expense and deferred income tax expense, a decrease in the income tax benefit related to the exercise of stock options, offset by the impact of the fair value adjustment of our contingent consideration liability.  Changes in our working capital accounts accounted for an increase in cash from operating activities as a result of an increase in our accrued liabilities associated with the loss related to our litigation settlement.

The increase in net cash used in investing activities primarily relates to our acquisition of the Campus Solutions business which totaled $47.3 million. There was a decrease in purchases of fixed assets of $18.0 million compared to the nine months ended September 30, 2012 as a result of expenditures on our real estate development project in the prior year. We generated $15.5 million of cash from investing activities during the nine months ended September 30, 2012 through the net activity related to the available for sale securities we held last year.

We believe that our cash flows from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next twelve months.

The cash provided by financing activities was primarily related to amounts drawn on our Credit Facility to finance the acquisition of the Campus Solutions business.  During the three months ended September 30, 2013, we made repayments of $12.0 million on our Credit Facility.  In total, during the nine months ended September 30, 2013 the balance on our Credit Facility has increased by $20.0 million, primarily as a result of amounts drawn to finance the acquisition of the Campus Solutions business.  We also used approximately $6.0 million to purchase our common stock through our authorized share purchase program during the three months ended March 31, 2013.

Supplemental Financial and Operating Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)
	(in thousands)

Adjusted EBITDA	$14,339	$16,708	$41,784	$51,841
Adjusted net income	$6,896	$9,259	$21,070	$29,502

Number of students enrolled at OneDisburse client higher education institutions at end of period	4,752	4,589	4,752	4,589

Number of OneAccounts at end of period	2,194	2,083	2,194	2,083

We define adjusted EBITDA as net income before interest, income taxes and depreciation and amortization, or EBITDA, further adjusted to remove the effects of stock-based compensation expense, incremental expenses (or income), certain of which are non-cash, directly related to merger and acquisition activities, litigation settlement costs related to a series of class action lawsuits and non-recurring costs associated with our transition to a new bank partner relationship. Neither EBITDA nor adjusted EBITDA should be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and adjusted EBITDA in the same manner as we do.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to EBITDA and adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)
	(in thousands)

Net income (loss)	$(5,494)	$7,318	$7,867	$24,758
Interest income	(19)	(23)	(58)	(87)
Interest expense	857	185	2,252	402
Income tax expense	(2,929)	4,480	5,340	15,164
Depreciation and amortization	3,989	2,805	10,587	7,336
EBITDA	(3,596)	14,765	25,988	47,573
Merger and acquisition related	(326)	1,042	(4,791)	1,042
Litigation settlement and bank partner transition costs	17,326	-	17,326	-
Stock-based compensation expense	935	901	3,261	3,226
Adjusted EBITDA	$14,339	$16,708	$41,784	$51,841

We define adjusted net income as net income, adjusted to eliminate (a) stock-based compensation expense related to incentive stock option grants and (b) after giving effect to tax adjustments, (1) stock-based compensation expense related to non-qualified stock option grants, (2) incremental expenses, certain of which are non-cash, directly related to merger and acquisition activities, (3) litigation settlement costs related to a series of class action lawsuits and non-recurring costs associated with our transition to a new bank partner relationship and (4) amortization expenses related to intangible assets and financing costs. Adjusted net income should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our adjusted net income may not be comparable to similarly titled measures of other organizations because other organizations may not calculate adjusted net income in the same manner as we do.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to adjusted net income for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)
	(in thousands)

Net income (loss)	$(5,494)	$7,318	$7,867	$24,758

Merger and acquisition related	(326)	1,042	(4,791)	1,042
Litigation settlement and bank partner transition costs	17,326	-	17,326	-
Stock-based compensation expense - incentive stock option grants	473	487	1,458	1,490
Stock-based compensation expense - non-qualified stock option grants	462	414	1,803	1,736
Amortization of acquired intangible assets	1,806	863	4,427	2,386
Amortization of deferred finance costs	109	34	332	102
Total pre-tax adjustments	19,850	2,840	20,555	6,756
Tax rate	38.5%	38.2%	38.5%	38.2%
Less: tax adjustment (a)	7,460	899	7,352	2,012
Adjusted net income	$6,896	$9,259	$21,070	$29,502

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

For a complete discussion of these critical accounting policies, refer to "Critical Accounting Policies" within "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included within our annual report on Form 10-K for the year ended December 31, 2012. At September 30, 2013, the only accounting policy that has had a material change compared to the Critical Accounting Policies described therein is with respect to business combinations as a result of our acquisition of the Campus Solutions business in May 2013.

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

In May 2013, we acquired substantially all the assets of the Campus Solutions business from Sallie Mae, Inc.  Under the acquisition method of accounting, the total fair value of consideration transferred was allocated to Campus Solutions’ net tangible and intangible assets based on their estimated fair values as of May 7, 2013. In determining the fair value of these amounts, we made estimates regarding (i) the amount of future revenues to be derived from the technology in existence at the time of the acquisition, (ii) the amount of future revenues to be derived from the existing customers of Campus Solutions at the time of the acquisition, (iii) the estimate of the contracts which will be assigned to us, (iv) the period of time over which the technology in existence at the time of the acquisition will be replaced, (v) the operating margin to be earned in the future, and (vi) the appropriate discount rates to use for each acquired asset. In most cases, an increase in our expected future revenues would have the effect of increasing the value ascribed to our identifiable intangible assets and thereby increasing future amortization expense and decreasing the amount of goodwill recorded. We utilized discount rates ranging between 22% and 23% to determine the fair value of the acquired intangible assets. Increases or decreases of 1% in the discount rate would not have a material impact on the amount of acquired intangible assets or goodwill recorded in the transaction.

Our contingently returnable escrow receivable is valued using probability-weighted, future possible expected outcomes.  The unobservable input utilized in the determination of this receivable is our estimation of which clients subject to the escrow agreement will assign their contracts to us.  The range of amounts which we may receive from escrow is between $0.0 and $4.5 million.  All amounts are expected to be distributed out of escrow by December 2013.  The fair value of the escrow receivable, as measured at September 30, 2013, may diverge materially from the amount that we actually receive during 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our Credit Facility accrues interest at a rate equal to a base rate or Eurodollar rate plus an applicable margin (depending on our funded debt to EBITDA ratio). Based upon a sensitivity analysis at October 1, 2013, assuming average outstanding borrowings during the three months ended September 30, 2013 of $112 million, a hypothetical 50 basis point increase in interest rates would result in an increase in interest expense of $0.6 million for an annual period.

In addition, we receive processing fees paid from our bank partners, based on prevailing interest rates and the total deposits held in OneAccounts. Since 2008, processing fees paid by our bank partners have been relatively small because of historically low interest rates. A change in interest rates would affect the amount of processing fees that we earn and therefore would have an effect on our revenue, cash flows and results of operations.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting during the three months ended September 30, 2013 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3. "Legal Proceedings" in our Annual Report on Form 10-K for the year ended  and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

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

In October 2013, we reached an agreement in principle on the key terms of a preliminary settlement that would resolve the class action litigation that was filed against us in 2012, referred to collectively as, In re Higher One OneAccount Multi-District Litigation. The terms of the preliminary settlement include a payment of approximately $15.0 million and an agreement to make and/or maintain certain practice changes.  We remain in negotiations and a final settlement agreement is contingent upon (a) reaching agreement on the remaining terms, (b) obtaining corporate approvals of the final agreement, and (c) court approval. There can be no assurance that these conditions will be satisfied as contemplated in the agreement in principle.

During the quarter ended September 30, 2013, we recorded an accrual for an estimated charge of $16.3 million to reflect our current estimate of the resolution, inclusive of additional legal and other administrative costs, based on the agreement in principle.  While this estimate is consistent with our view of the current exposure based on the agreement in principle, the actual loss or range of such loss could vary materially from the current estimate if the settlement is not finalized and approved.

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

As the provider of FDIC-insured depository services for all OneAccounts, as well as other banking functions, such as supplying cash for our ATM machines, our bank partners provide third-party services that are critical to our student-oriented banking services. We have within the past few years experienced turnover with respect to our bank partners, which presents certain risks and uncertainties. For example, on February 8, 2013, we agreed to a mutual termination with Cole Taylor of our deposit Processing Services Agreement to be effective August 30, 2013 and on July 11, 2013, we entered into an agreement with Customers Bank under which Customers Bank currently provides deposit services as a bank partner.  In connection with transitioning bank partners, we have had to make certain changes to our practices and operations, and could be required to make further changes in the future.  Should we encounter any difficulties in on-boarding, retaining or transitioning bank partners, we may not be able to continue offering the OneAccount in the same manner as we do now, which could have a material adverse effect on our business, financial condition and results of operations.  Further, in the future, if we are not able to transition the functions performed by our then current bank partners to another financial institution, or, to the extent necessary, replace a current bank partner, we may not be able to continue offering the OneAccount in the same manner as we do now, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, if any material adverse event were to affect any of our bank partners or future bank partners, including, but not limited to, a significant decline in financial condition, a decline in the quality of service, loss of deposits, a change in deposit classification related to the OneAccounts, inability to comply with applicable banking and financial service regulatory requirements, systems failure or inability to pay us fees, our business, financial condition and results of operations could be materially and adversely affected. There is also a risk that the terms of our services agreement with future bank partners may not be as favorable to us as our current agreements. The aggregate impact of any of these risks could have a material adverse effect on our business, financial condition and results of operations.

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

Regulation of OneAccounts

Anti-Money Laundering; USA PATRIOT ACT; Office of Foreign Assets Control. WEX Bank, Customers Bank, Urban Trust Bank and Cole Taylor Bank (until August 2013), which we refer to collectively as our bank partners, are insured depository institutions and funds held at our bank partners are insured by the FDIC up to applicable limits. As insured depository institutions, our bank partners are subject to comprehensive government regulation and supervision and, in the course of making their services available to our customers, we are required to assist our bank partners in complying with certain of their regulatory obligations. In particular, the anti-money laundering provisions of the USA PATRIOT Act require that customer identifying information be obtained and verified whenever a checking account is established. For example, because we facilitate the opening of checking accounts at our bank partners on behalf of our customers, we assist our bank partners in collecting the customer identification information that is necessary to open an account. In addition, both we and our bank partners are subject to the laws and regulations enforced by the Office of Foreign Assets Control, or OFAC, which prohibit U.S. persons from engaging in transactions with certain prohibited persons. Our failure to comply with any of these laws or rights could materially and adversely affect our business, financial credit and results of operations.

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

Electronic Fund Transfer Act; Regulation E. Our bank partners provide depository services for OneAccounts through a private label relationship. We provide processing services for OneAccounts for our bank partners. These services are subject to, among other things, the requirements of the Electronic Fund Transfer Act and the Consumer Financial Protection Bureau's Regulation E, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of ATMs, debit cards and certain other electronic banking services. We may assist our bank partners with fulfilling their compliance obligations pursuant to these requirements. See "Fees for financial services are subject to increasingly intense legislative and regulatory scrutiny, which could have a material adverse effect on our business, financial condition, results of operations and prospects for future growth" in this Form 10-Q for additional discussion. Failure to comply with applicable regulations could materially and adversely affect our business, financial condition and results of operations.

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

We have acquired, and may in the future acquire, businesses, technologies, services, product lines and other assets, such as our acquisition of the Campus Labs business in August 2012 and our acquisition of Sallie Mae's Campus Solutions division in May 2013. The successful integration of these businesses, or any business, technology, service, product line or other asset that we may acquire in the future, on a cost-effective basis, may be critical to our future performance. There are a number of risks and uncertainties associated with such integration, including but not limited to the following: we may not be able to achieve expected synergies and operating efficiencies regarding the acquisition within the expected time-frames or at all and to successfully integrate the acquired business operations into those of ours; such integration may be more difficult, time-consuming or costly than expected; we may not be successful in converting new clients gained through acquisitions to our own products and services or in cross selling our products and service to such clients; revenues following the transaction may be lower than expected; operating costs, client and customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) may be greater than expected following the transaction; we may have difficulty retaining certain key employees in the acquired business; and we nay may be subject to legal proceedings that may be instituted against the parties and others related to the acquisition agreement and the amount of the costs, fees, expenses and charges related to the acquisition. If we do not successfully integrate a strategic acquisition, or if the benefits of a particular transaction do not meet the expectations of financial or industry analysts, the market price of our common stock may decline. Even if we successfully integrate assets or businesses we may acquire, we may incur substantial expenses and devote significant management time and resources in seeking to complete and integrate an acquisition, the acquired business may not perform as we expect or enhance the value of our business as a whole. Additionally, we currently rely on Sallie Mae, Inc. and Salle Mae Bank for technology hosting, accounting services and the performance of other key functions, including those performed by vendors with which the Sallie Mae entities have contractual relationships.  If the transition services we receive under the transition services agreements are affected or altered, or if we are unable to perform such services ourselves after the expiration of the transition services agreements or otherwise convert clients to our prior-existing technology platforms, we may not be able to continue offering the Campus Solutions products and services in the manner that we currently do today, which could have a material adverse effect on our business, financial condition and results of operations.

Reviews and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations, and possible changes to those laws and regulations by legislative or regulatory action, may result in changes to our business practices or may expose us to the risk of fines, restitution and litigation.

Our operations and the operations of our Bank Partners are subject to the jurisdiction and examination of federal, state and local regulatory authorities, including the FDIC, which is Wright Express FSC's primary federal regulator, the OCC, which is UTB's primary federal regulator, and the Federal Reserve Bank, which is Customers Bank and Cole Taylor's primary federal regulator. Our business practices, including the terms of our products, are reviewed and approved by our Bank Partners and subject to both periodic and special reviews by such regulatory authorities, which can range from investigations into specific consumer complaints or concerns to broader inquiries into our practices generally. We and our Bank Partners are subject to ongoing and routine examination by the FDIC, OCC and Federal Reserve Bank.  If, as part of an examination or review, the regulatory authorities conclude that we are not complying with applicable laws or regulations, they could request or impose a wide range of remedies, including, but not limited to, requiring changes to the terms of our products (such as decreases in fees), the imposition of fines or penalties or the institution of enforcement proceedings or other similar actions against us alleging that our current or past practices constitute unfair or deceptive acts or practices. As part of an enforcement action, the regulators can seek restitution for affected customers and impose civil money penalties. In addition, negative publicity relating to any specific inquiry or investigation or any related fine could adversely affect our stock price, our relationships with various industry participants, or our ability to attract new clients and retain existing clients, which could have a material adverse effect on our business, financial condition and results of operations.

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

Since 2012, we have received and responded to inquiries and information requests from certain federal legislators.  These requests sought information related to our financial aid refund processing and the related services which we provide to students.  Certain federal legislators have also sent communications regarding similar matters to various federal agencies, including the U.S. Department of Education and the Consumer Financial Protection Bureau.  These inquiries or others could lead to further action by these or other governmental actors or agencies, including the introduction of legislation or new regulations, which could have a material adverse effect on our business, financial condition and results of operations.

Fees for financial services are subject to increasingly intense legislative and regulatory scrutiny, which could have a material adverse effect on our business, financial condition, results of operations and prospects for future growth.

A substantial portion of our revenue is generated from interchange fees, ATM fees, non-sufficient funds fees, other banking services fees and convenience fees. These fees, as well as the financial services industry in general, have undergone or may undergo substantial changes in the near future. For example, in 2013 we made certain changes to our fee schedule, including removal of a fee that was assessed to abandoned accounts, removal of a fee that was assessed to customers that have not repaid an overdraft balance within an allotted time period, institution of a maximum daily amount of non-withdrawal ATM fees and a decrease in the types of transactions that can produce an insufficient funds fee. These, and other potential changes we may make in the future, could have a material adverse effect on our business, financial condition, results of operations and prospects for future growth.

 In 2010, the Dodd-Frank Act became law. The Dodd-Frank Act increased the already substantial regulation and oversight of the financial services industry and imposed restrictions on the ability of firms within the industry, including us, to conduct business consistent with historical practices. Among other things, the Dodd-Frank Act created the Consumer Financial Protection Bureau, or the CFPB, to regulate any person engaged in a "financial activity" in connection with a consumer financial product or service, including those, such as us, that process financial services products and services. The CFPB has assumed regulatory authority for many of the consumer protection laws to which we and our Bank Partners are subject and may have direct supervisory authority over us. The CFPB also has authority to issue and enforce regulations relating to consumer financial protection designed to prevent unfair, deceptive, and abusive practices in the offering of consumer financial products. In early 2013, the CFPB issued a request for information regarding financial products marketed to students enrolled in institutions of higher education, and in September 2013, the CFPB hosted a forum on this topic at which selected members of the public, including students and representatives from institutions, state government agencies and the U.S. Department of Education were invited to present and some of the participants expressed opinions that were unfavorable of us. We cannot predict what the CFPB may ultimately do in this area.

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

•	the budgetary constraints and priorities and budget cycle of each higher education institution client; and
•	the reluctance of higher education staff to change or modify existing processes and procedures

In addition, there is no guarantee that a potential client will sign a contract with us even after we spend substantial time, effort and money on the potential client. Recently, the duration of the sales process has lengthened due in part to the current regulatory environment and the uncertainty that it presents. A delay in our ability or a failure to enter into new contracts with potential higher education institution clients could materially and adversely affect our business, financial condition and results of operations.

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

Date: November 8, 2013

Higher One Holdings, Inc.
/s/ Mark Volchek
Mark Volchek
Chief Executive Officer (Duly authorized officer and principal executive officer)

/s/ Christopher Wolf
Christopher Wolf
Chief Financial Officer (Duly authorized officer and principal financial officer)