Form 10-K
period 2013-12-31
Higher One Holdings, Inc.
filed 2014-03-10
CIK 1486800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common equity held by non-affiliates based upon the last sale price of the common equity reported on the New York Stock Exchange on June 30, 2013, was approximately $414.3 million.

There were 47,199,206 shares of the registrant’s common stock outstanding as of February 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2013. Portions of the proxy statement are incorporated herein by reference to the following parts of the Annual Report on Form 10-K:

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
2013 FORM 10-K ANNUAL REPORT

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

We use the terms the “Company,” “we,” “us” and “our” in this annual report on Form 10-K to refer to Higher One Holdings, Inc. and its subsidiaries, unless the context requires otherwise.

PART I

Item 1.	Business

We are a leading provider of technology-based refund disbursement, payment processing and data analytics services to higher education institutions and students. We also provide campus communities with convenient and student-oriented banking services, which include extensive user-friendly features, through our bank partners.

The disbursement of financial aid and other refunds to students is a highly regulated, resource-consuming and recurrent obligation of higher education institutions. The student disbursement process has historically been mainly paper-based, which is costly and inefficient at most higher education institutions. Institutions face increasing pressure to improve administrative efficiency and the quality of service provided to students while streamlining regulatory compliance in respect of financial aid refunds.

We believe our products provide significant benefits to both higher education institutions and their campus communities, including students. For our higher education institution clients, we offer our Refund Management® (formerly known as OneDisburse® Refund Management®) funds disbursement service. Our disbursement service facilitates the distribution of financial aid and other refunds to students, while simultaneously enhancing the ability of our higher education institution clients to comply with the federal regulations applicable to financial aid transactions. By using our refund disbursement service, our clients save on the cost of handling disbursements, improve related business processes, increase the speed with which students receive their refunds and help ensure their ability to comply with applicable regulations.

Students at institutions that use the Refund Management service may choose to have their refunds delivered via ACH transfer to any bank account, via paper check or via direct deposit to a OneAccount. The OneAccount is an optional Federal Deposit Insurance Corporation (FDIC)-insured deposit account serviced by Higher One and provided by our bank partners.  Students who choose to open a OneAccount may use their Higher One Debit MasterCard® to make purchases and withdraw money from Higher One ATMs. The OneAccount is cost competitive and tailored to students, providing them with convenient and fast access to disbursement funds as well as a full range of transaction services

We offer payment transaction services through our Payment Processing (formerly known as CASHNet®) suite of payment products, which are primarily software-as-a-service solutions that facilitate electronic payment transactions allowing higher education institutions to easily and cost effectively receive electronic payments from students, parents and others for essential education-related financial transactions. Features of our payment services include online bill presentment and online payment capabilities for tuition and other fees.

We also offer a suite of data analytics products to higher education institutions called Educational Services (formerly known as Campus Labs®) which is one of the only specialized, comprehensive assessment programs that combines data collection, reporting, organizing and campus-wide integration.

On May 7, 2013, we purchased substantially all of the assets of the Campus Solutions division of Sallie Mae, Inc.(Sallie Mae), which provides refund disbursement and payment solutions, including tuition payment plans, to higher education institutions.

Higher One, Inc., or HOI, was founded in 2000. HOI is our principal operating subsidiary and directly or indirectly runs all of our business lines. In July 2008, HOI formed Higher One Holdings, Inc., a Delaware corporation, or HOH, which is now the holding company for all of our operations. In November 2009, we acquired Informed Decisions Corporation, or IDC, (doing business as CASHNet), which we renamed Higher One Payments, Inc. and subsequently merged into HOI. HOI owns Higher One Machines, Inc., a Delaware corporation, or HOMI, which performs certain operational functions. Higher One, Inc. also owns Higher One Real Estate, Inc., a Delaware corporation, or Real Estate Inc., and its subsidiary, Higher One Real Estate SP, LLC, a Delaware limited liability company, or Real Estate LLC, both of which were formed to hold certain of our real estate. In 2012, we formed Higher One Financial Technology Private Limited, an Indian entity of which HOI and HOMI collectively own 99%, to perform certain operational support functions.

Our Strategy

We believe that there is opportunity for significant future growth. We intend to continue to increase revenue and profitability by strengthening our position as a leading provider of technology services to the higher education industry. Key elements of our growth strategy include:

•	Expanding the number of contracted higher education institutions;
•	Increasing OneAccount adoption and usage, including primary checking account usage rates;
•	Cross-selling our products to existing clients to increase the number of products used by each institution;
•	Enhancing our products and services to create new sources of revenue; and
•	Pursuing strategic partnerships and opportunistic acquisitions.

Products and Services

We provide products and services to two distinct, but related markets: higher education institutions and students.

Products and Services for Higher Education Institutions

We provide our higher education institution clients with an integrated suite of products and services. These include our Refund Management service, our Payment Processing suite, our Educational Services and the product suites that were previously offered under the Campus Solutions brand.

Refund Management

Our Refund Management service is a turnkey solution that provides higher education institution clients with a comprehensive technology service for streamlining the student refund disbursement process. Following the payment of their tuition and other school-related expenses, many students receive residual financial aid disbursements to cover non-academic school expenses, such as living expenses, and books. Students also receive other disbursements, such as a refund following withdrawal from a course or miscellaneous fee reimbursements. Higher education institutions have typically processed these refund disbursements by preparing and distributing paper checks, which is both time consuming and costly for institutions and slow and inconvenient for students. With the Refund Management service, the institution sends the full amount of each student’s disbursement to us and we then forward the funds to the student in accordance with the student’s instructions. For students with OneAccounts, disbursements are generally made by electronic transfers to their OneAccounts. By partnering with us to provide refund disbursements and related processes, including the student/customer service function, our clients reduce their time and cost spent on handling disbursements, improve the related business processes and increase convenience for students. In addition to saving time and costs for our clients, the Refund Management service is designed to ensure that the refund disbursement process is compliant with all applicable federal regulations, thereby providing our clients with compliance monitoring services, which eases their administrative and regulatory burden. The Refund Management service also has a number of features that benefit students receiving refunds, including convenient and fast processing of refunds and notifications via email or text message of incoming refund disbursements. As of December 31, 2013, more than 600 campuses serving approximately 5.0 million students had contracted to use the Refund Management service.

Additionally, we offer the following related products and services:

•	Refund Management® ID (formerly known as OneDisburse ID). We offer our higher education institution clients the option to combine our debit card with the institution’s ID cards. If an institution elects this option, we provide its students with a debit MasterCard ATM card that also serves as their official campus identification.

•	Campus Payroll (formerly known as OneDisburse Payroll). Our Campus Payroll product can quickly and efficiently distribute payroll and other employee-related payments through the Refund Management Platform.

•	PLUS Loan Refund Management (formerly known as OneDisburse PLUS). Our PLUS Loan Refund Management service enables institutions to distribute Parent PLUS loan refunds to parents on behalf of the institution.

•	Financial Intelligence. Our Financial Intelligence product delivers financial literacy to students at higher education institutions that can be purchased by the institution and offered directly to students through the institution’s existing Higher One co-branded website. This product offers students an online class that uses game-based learning to help teach financial literacy.

•	Accounts Payable Solution (formerly known as VendorPay). Our Accounts Payable Solution helps institutions simplify their accounts payable disbursements by eliminating paper checks and providing increased security.

Payment Processing Suite

Our Payment Processing suite includes the following software-as-a-service products and services, which our higher education institution clients may purchase separately or together as a bundle.

ePayment. Our ePayment product enables higher education institutions to securely accept online payments for tuition, charges and fees from students via credit card, via pinless debit or via ACH. Our ePayment product also allows students to set up and maintain recurring payments and authorize other users such as parents to pay student-related charges on their behalf. SmartPay, a feature of ePayment, enables higher education institutions to reduce the cost of accepting credit and debit cards by passing the convenience fee to the payers.

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

Tuition Payment Plans. Our Tuitions Payment Plans enable higher education institutions to personalize students’ payment plans in order to better meet the individual needs of each student. In particular, Tuition Payment Plans offer campus administrators the ability to tailor payment plan rules and fees; access the status and history of each student’s account; and calculate the due date and payment schedule for each student.  We also offer a version of this product where we fully administer all or most aspects of payment plans on behalf of institutions.

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

Cashiering. Our Cashiering product enables higher education institutions to operate and manage their cashiering functions, back office payments and campus-wide departmental deposits. In particular, Cashiering allows: institutions to process walk-in and mail payments at any cashier’s office on campus, departments to allocate deposits to specific general ledger accounts in a paperless environment, and multiple locations to receive any information that is downloaded into the Payment Processing database.

Educational Services Suite

Our Educational Services Suite offers the following platforms for assessment in higher education, which combine data collection, reporting, organization and campus-wide integration.

Compliance Assist. Our Compliance Assist product is a fully integrated and comprehensive online solution for managing institutional research, planning and accreditation needs. We provide institutions with innovative web solutions to organize and present planning, assessment, and accreditation reports.

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

CollegiateLink. Our CollegiateLink product provides tools for managing student organizations and encouraging growth and development as students engage in co-curricular activities. CollegiateLink can also be utilized in areas outside of student activities and across an institution in order to achieve a variety of goals related to the student experience.

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

Campus Solutions Suite
In 2013, as a result of our acquisition of the Campus Solutions division of Sallie Mae, we began providing the following products and services, which we plan to integrate into our existing products and services, to higher education institutions:

•	Campus Solutions NetPay. The Campus Solutions NetPay product provides electronic bill presentment and payment functionality to reduce printing and mailing costs and provides access to online billing for students and parents. It also provides electronic payment gateway services to allow any user to make a one-time credit card, debit card or ACH payment and additional services, such as payment processing for admissions applications and 1098-T support.

•	Campus Solutions Tuition Payment Plans. Campus Solutions Tuition Payment Plans enable students and their families to make a discrete number of regular monthly payments during the academic year or semester in lieu of paying the entire tuition amount upfront at the beginning of each academic year or semester.

•	Campus Solutions Refunds. The Campus Solutions Refunds product provides a mechanism for schools to disburse funds to students and parents, enabling students to use a portion of their financial aid proceeds to buy books and for living expenses. The Refunds product incorporates multiple disbursement options, including paper checks, ACH transactions, and reloadable debit cards. In 2013, we began converting clients using this product to the Refund Management platform, and will continue to focus our efforts on doing so during 2014.

Products and Services for Students – The OneAccount

Through our bank partners, we offer optional OneAccounts—FDIC-insured online checking accounts—to students, as well as faculty, staff and alumni. For students using the standard OneAccount, there is no monthly fee and no minimum balance requirement. We provide OneAccount holders with a debit MasterCard ATM card. Accountholders can use their debit MasterCard instead of cash or writing checks to make purchases wherever MasterCard is accepted. Many accountholders also use their debit MasterCard to pay bills automatically, send money instantly to other OneAccount holders and have access to Higher One ATMs located on or near our client institutions’ campuses with no fee to OneAccount holders.

The OneAccount includes features designed to provide students with powerful, convenient, user-friendly tools to manage their finances, such as free balance updates via text messaging, mobile low balance alerts, a cash-back rewards program, a mobile banking app, a mobile deposit feature and a scan deposit feature. Other customized features of the OneAccount include: “Campus Auto-Load,” which allows students to set up automatic funds transfers to campus declining balance accounts, and the “Request Money” and “Send Money” features, which allow students to request money from parents and provides parents with a mechanism to make person-to-person payments into students’ OneAccounts, respectively.

We also offer OneAccount Premier and OneAccount Edge. These accounts offer different fee structures and features that are designed to provide students with more choice and incentivize primary account usage. OneAccount Premier enables accountholders to access over 38,000 Allpoint® ATMs and offers additional features and services for a monthly fee of $5.95, which fee is waived if an accountholder sets up monthly direct deposit of at least $300.  OneAccount Edge accountholders are assessed only one monthly fee of $4.95 and are charged no additional fees by Higher One.

As of December 31, 2013, there were approximately 2.2 million OneAccounts, inclusive of OneAccount Premier and OneAccount Edge.

Sales and Marketing

Our sales and marketing efforts separately target our two key markets: higher education institutions and students.

Higher Education Institutions

Our dedicated and experienced sales team actively markets our products and services to higher education institutions in the United States. This team identifies potential new clients through a variety of channels, including higher education regional and national tradeshows, existing client showcase events and word-of-mouth referrals. The sales process typically involves an extended solicitation period that usually includes phone conversations, in-person presentations and formal proposals to various levels of administrators. Our primary points of contact are generally an institution’s chief financial officer, bursar or chief technology officer.

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

Students

Once we enter into a contract with a higher education institution for the Refund Management service, we begin working with the institution to educate students about making a refund preference selection and Higher One’s consumer products and services.

We work closely with our higher education institution clients to prepare students for the refund disbursement process. Our higher education institution clients provide us with student email addresses that we commonly use to communicate with students about their refund delivery options, which include the optional OneAccount suite. We use email and on-campus orientation events to distribute tips and other information to improve students’ financial literacy, such as explaining how a checking account works, how to protect against security breaches and how to avoid excessive fees.

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

We provide higher education institution clients with a variety of service touch points, which may include a dedicated project manager and relationship manager, OneSupport (our client support for managers and administrative staff at our higher education institutions), and the Higher One User Group, or HUG, client conference we hold regularly. Our dedicated relationship managers are responsible for ensuring that we maintain a strong relationship with each of our institution clients and for assisting, supporting and providing updates on the quality and use of our services. OneSupport is designed to address a range of client issues from client-specific technical questions to client service matters that require management’s attention. During our HUG conferences, clients can meet in-person with our management and staff to learn about new features and products and updates to current offerings.

Students

We have after-sales customer service representatives to assist students and others in the campus community that use our products and services. Our website provides a searchable database of frequently asked questions that we regularly update. This database helps us assist our self-service oriented customers. We also provide students with the ability to contact us via telephone, email and text message.

We systematically evaluate our performance through analysis of our internal service levels established for customer service inquiries and response and issue resolution times. We also record and analyze refund delivery cycles and seasonal variances to help identify and adapt to particularly high volume periods by, among other things, increasing ATM cash holdings for peak refund periods and increasing customer service staff during seasonally busy periods, which is typically the beginning of each semester.

Key Relationships with Third Parties

We maintain relationships with a number of third parties that provide key services for us. By partnering with third-party providers, we are able to streamline our own operations and infrastructure and provide a high level of specialized services. Our primary third-party provider relationships are with the following entities:

Bank Partners

We have multiple bank partners that provide depository services for our OneAccounts and other banking functions. We have entered into agreements with Customers Bank, a Pennsylvania state chartered bank, WEX Bank (formerly known as Wright Express Financial Services Corporation), a Utah industrial bank, or WEX, and Urban Trust Bank, a federal savings bank, or UTB. We refer to these banks collectively as our Bank Partners.  In 2013, we ended our relationship with Cole Taylor Bank, an Illinois chartered bank, or Cole Taylor, and began our relationship with Customers Bank.

Under the agreements, our Bank Partners collectively perform various banking functions, including providing and maintaining demand deposit or negotiable order of withdrawal accounts, processing wire transfers, supplying cash for our ATMs, issuing cards and performing various corresponding bank services. We provide processing and other administrative services, including customer services, and maintain responsibility for the technology-related aspects of the OneAccounts. Our Bank Partners’ primary compensation is to retain the investment returns earned on OneAccount deposits. We may earn from each institution a monthly processing fee based the number of OneAccounts. We are required to keep certain minimum deposit balances. Each of the respective agreements has an initial term of five years, after which each agreement will automatically renew for additional three-year terms unless either party cancels subject to customary notice periods.

We continue to monitor and assess our Bank Partner relationships and may add additional bank partners as necessary.

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

Verizon Terremark

Verizon Terremark (formerly Terremark North America, Inc.) provides web and application hosting services in secure data centers. Verizon Terremark provides various managed services including security, network, cooling, power, hardware and other services to host our proprietary applications. Verizon Terremark is certified as compliant with Payment Card Industry’s, or PCI, standards and has a business continuity plan. Under our standing agreement, we occasionally purchase computer hardware and software from Verizon Terremark, and we compensate Verizon Terremark on a monthly basis for services rendered. In connection with our capitalized information technology in-sourcing project, which includes our data centers, we expect to transition away from the services that Verizon Terremark provides to us.

Sallie Mae, Inc and Sallie Mae Bank

Sallie Mae, Inc. and Sallie Mae Bank, or collectively, Sallie Mae, provides operational and other services that are critical to the continued operation of our Campus Solutions suite of products and services.  These services are performed (either directly by Sallie Mae or by vendors with which Sallie Mae has contracted) pursuant to Transition Services Agreements that are scheduled to expire in 2014.  We are in the process of either insourcing these functions or contracting with third parties to provide them in the future.

Technology

We have invested in establishing a secure technology platform to provide us with a flexible and scalable infrastructure. Our technology strategy is to focus our internal resources on proprietary applications while leveraging third party partnerships or purchases for more routine applications. For example, the Refund Management and OneAccount platforms include major components of internally developed software, while we partner with third parties to provide banking core processing and transaction processing. (See “Key Relationships with Third Parties” above)

The key modules of our technology platform include:

HigherOneAccount.com

Our software engineering team has developed and maintains this web application, which allows students and parents to manage their OneAccount. It offers robust, self-service online banking for our OneAccount accountholders including: viewing statements, paying bills, making electronic deposits, making electronic transfers and filing service requests. It also integrates institution-specific features, including management of payroll, financial aid refunds and automatic replenishment of campus accounts through Campus Auto-Load. This website also provides opportunities for co-branding with our higher education institution clients.

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

CASHNet.com

This web application is used to administer and initiate transactions in our Payment Processing suite of products. Higher education institution administrators can change certain settings and run reports, while students and parents can perform certain functions, such as viewing electronic bills, making payments and enrolling in payment plans.

CampusLabs.com

The Campus Labs web application provides an integrated platform for the various Campus Labs modules to provide for a better customer experience. Interfaces include a mobile and desktop website for students and administrators. Integration with outside systems is accomplished via a number of methods including over the web.

NetPay and Tuition Payment Plans

These web applications are used to administer and initiate transactions in our NetPay payment product and Tuition Payment Plans platform. Higher education institution administrators can change certain settings and run reports, while students and parents can perform certain functions, such as viewing electronic bills, making payments and enrolling in payment plans.

Technology Audits

Our development team, consisting of both in-house and third party contractor team members, develops and tests our proprietary software applications, including our regular software releases. Since 2006, we have conducted technology audits that are designed to identify weaknesses in our information technology infrastructure and to provide recommendations for how to improve it. We incorporate the audit findings into our strategic planning process. Additionally, our Payment Processing suite was most recently certified as PCI-compliant in January 2014. Most of our critical systems have internal redundancy functions and often include secondary sites. On an annual basis, a review of the Refund Management and Payment Processing systems is performed.  Type II Service Organization Control SOC 1 reports are issued, in accordance with Statement on Standards of Attestation Engagements (SSAE) No. 16 (Reporting on Controls at a Service Organization).

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other agreements and technical measures to protect our technology and intellectual property rights, including our proprietary software.

We have four registered patents and several patent applications in the United States relating to our products and services. In addition, we use a variety of unregistered trademarks and have several registered trademarks in the United States, including Higher One® and Refund Management®. Our domain names include “HigherOne.com,” “HigherOneSupport.com,” “HigherOneAccount.com,” “CASHNet.com”, “CampusLabs.com” and our proprietary software includes both internal and customer facing applications. See “Part I, Item 1. Business—Technology” of this annual report on Form 10-K. We also license certain intellectual property from third parties.

Our issued patents expire in 2023 and 2024. Our trademark registrations have various expiration dates, but, subject to applicable law at the time, our trademark registrations generally can be renewed or otherwise extended on an ongoing basis based on proper use and formal renewals.

Although our business is not dependent on any single item of our intellectual property portfolio, and no item of our intellectual property is material to the operation of our business, we believe that our intellectual property provides a competitive advantage, and from time to time we have taken steps to enforce our intellectual property rights. See “Part I, Item 3. Legal Proceedings” of this annual report on Form 10-K.

Competition

We do not believe there is a competitor that provides a suite of products and services to the higher education industry that is as comprehensive, integrated and tailored as ours. However, the market for refund and payment services in the higher education industry is competitive. Other companies, including Nelnet, Inc., PNC Financial Services Group, Inc. and TouchNet Information Systems, Inc., provide refund or payment software, products and services that are competitive to those that we offer. For student banking and debit card services, we compete with national and regional banks and credit unions.  Companies such as TaskStream, LLC, Tk20, Inc. and Nuventive LLC offer data analytics products and services in the higher education industry.

While many of our competitors have substantially greater financial and other resources than we have, may in the future offer a wider range of products and services and may use advertising and marketing strategies that achieve broader brand recognition, we believe that our products and services remain competitive in their respective markets. In particular, we believe that the functionality and service provided by our Refund Management, Payment Processing and Educational Services suites of products provide us with a competitive advantage, while the pricing of, and services provided for, our retail banking products are competitive with those of other providers. We continue to enhance our offerings and augment our services through increased customization and creating more personalized options for school administrators.

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

Our contracts with most of our higher education institution clients and our Bank Partners require us to comply with applicable laws and regulations, including, where applicable, regulations promulgated by the United States Department of Education, or ED, regarding the handling of student financial aid funds received by institutions on behalf of their students under Title IV of the Higher Education Act of 1965, or Title IV; the Family Educational Rights and Privacy Act of 1975, or FERPA; the Electronic Fund Transfer Act and Regulation E promulgated thereunder, or Regulation E; the USA PATRIOT Act and related anti-money laundering requirements; and certain federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of the Gramm-Leach-Bliley Act of 1999, or GLBA.

Higher Education Regulations

Because of the services we provide to some institutions with regard to the handling of Title IV funds, we are considered a “third-party servicer” under the Title IV regulations. Those regulations require a third-party servicer annually to submit a compliance audit conducted by outside independent auditors that covers the servicer’s Title IV activities. Each year we submit a “Compliance Attestation Examination of the Title IV Student Financial Assistance Programs” audit to ED, which includes a report by an independent audit firm. In addition, the yearly compliance audit submission to ED provides comfort to our higher education institution clients that we are in compliance with the third-party servicer regulations that may apply to us. We also provide this compliance audit report to clients upon request to help them fulfill their compliance audit obligations as Title IV participating institutions.

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

Additionally, on behalf of our higher education institution clients, we are required to comply with ED’s cash management regulations regarding payment of financial aid credit balances to students and providing bank accounts to students that may be used for receiving such payments.

On May 1, 2012, ED published in the Federal Register a notice of intent to establish a negotiated rulemaking committee to draft proposed regulations designed to prevent fraud through the use of electronic fund transfers to students’ bank accounts, ensure proper use of federal financial aid funds, address the use of debit cards and other banking products for disbursing federal financial aid funds, and improve and streamline campus’ financial aid programs. We provided written and oral comments at a hearing held by ED in connection with the negotiated rulemaking process and have provided additional information to ED. On April 16, 2013, ED announced additional topics for consideration, and in early 2014, formed a negotiated rulemaking committee.  Our Chief Operating Officer, was selected by ED to serve on the committee as a primary negotiator. The committee convened in February 2014 and will have additional meetings through, at least, April 2014 to discuss new regulations addressing, among other things, cash management timeframes, methods and procedures, consumer safeguards regarding debit and prepaid cards associated with Title IV credit balance disbursements, marketing of financial products (including sending unsolicited cards to students and co-branding of the card and materials) by institutions and their preferred banks or contractors, revenue sharing arrangements, ATM access and availability and the possibility of a government-sponsored debit or prepaid card solution. Several of the views expressed at the first session were unfavorable to certain of our current business practices.

Our higher education institution clients are subject to FERPA, which provides with certain exceptions that an educational institution that receives any federal funding under a program administered by ED may not have a policy or practice of disclosing education records or “personally identifiable information” from education records, other than directory information to third parties without the student’s or parent’s written consent. Our higher education institution clients disclose to us certain non-directory information concerning their students, including contact information, student identification numbers and the amount of students’ credit balances pursuant to one or more exceptions under FERPA.

Additionally, as we are indirectly subject to FERPA, we may not permit the transfer of any personally identifiable information to another party other than in a manner in which an educational institution may disclose it. While we believe that we have adequate policies and procedures in place to safeguard against the risk of improper disclosure of this information to third parties, a breach of this prohibition could result in a five-year suspension of our access to the related client’s records. We may also be subject to similar state laws and regulations that restrict higher education institutions from disclosing certain personally identifiable information of students.

Banking Regulations

Our Bank Partners are depository institutions that perform banking-related functions, including providing and maintaining checking accounts for OneAccounts. Funds held in accounts at our Bank Partners are insured by the FDIC up to applicable limits. As FDIC-insured depository institutions, our Bank Partners are subject to comprehensive government regulation and supervision and, in the course of making their services available to our customers, we are required to assist our Bank Partners in complying with certain of their regulatory obligations. Among other laws and regulations, the anti-money laundering provisions of the USA PATRIOT Act require that customer identifying information be obtained and verified whenever a bank account is established. For example, because we facilitate the opening of checking accounts at our Bank Partners on behalf of our customers, we assist our Bank Partners in collecting the customer identification information that is necessary to open an account. In addition, both we and our Bank Partners are subject to the laws and regulations enforced by the Office of Foreign Assets Control, or OFAC, which prohibit U.S. persons from engaging in transactions with certain prohibited persons. As a service provider to insured depository institutions, we are required under federal law to agree to submit to examination by our Bank Partners’ primary federal regulators, which are the FDIC in the case of WEX, the Office of the Comptroller of the Currency, or the OCC, in the case of UTB and the Federal Reserve in the case of Customers Bank and Cole Taylor. We also are subject to audit by our Bank Partners to ensure that we appropriately comply with our obligations to them. Failure to comply with our responsibilities could negatively affect our operations. Our Bank Partners are required under our respective agreements, and we rely on our Bank Partners’ abilities to, comply with state and federal banking regulations.

Our Bank Partners provide depository services for OneAccounts through a private label relationship. We provide processing services for these OneAccounts. These services are subject to, among other things, the requirements of the Electronic Fund Transfer Act and the Bureau of Consumer Financial Protection’s, or CFPB’s, Regulation E, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of ATMs, debit cards and certain other electronic banking services. Regulation E, among other things, requires initial disclosures of the terms and conditions of electronic fund transfers, dissemination of periodic statements to consumers for each monthly cycle in which an electronic fund transfer has occurred and prompt investigation and resolution of reported errors in electronic funds transfers. Regulation E also provides for limits on customer liability for transactions made with lost or stolen debit cards based upon the timeliness of the customer’s notification of the loss or theft. We promptly investigate and seek to resolve any reported errors related to the electronic banking services provided to our customers.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, increased the already substantial regulation and oversight of the financial services industry and imposed restrictions on the ability of firms within the industry, including us, to conduct business consistent with historical practices. Among other things, the Dodd-Frank Act created the CFPB to regulate any person engaged in a “financial activity” in connection with a consumer financial product or service, including those, such as us, that process financial services products and services. The CFPB has assumed regulatory authority for many of the consumer protection laws to which we and our Bank Partners are subject and may have direct supervisory authority over us. The CFPB has authority to issue and enforce regulations relating to consumer financial protection designed to prevent unfair, deceptive, and abusive practices in the offering of consumer financial products. In early 2013, the CFPB published a Notice and Request for Information Regarding Financial Products Marketed to Students Enrolled in Institutions of Higher Education, seeking information on how arrangements between higher education institutions and financial institutions could be structured to promote positive financial decision-making among young consumers and information regarding financial products and services that are offered to college students.  In September 2013, the CFPB hosted a forum on this topic at which selected members of the public, including students and representatives from institutions, state government agencies and ED were invited to present; some of the participants expressed opinions that were unfavorable of us.

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

Regulatory Oversight and Inquiries

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

Our operations and the operations of our Bank Partners are subject to the jurisdiction and examination of federal, state and local regulatory authorities, including the FDIC with respect to WEX, the OCC with respect to UTB and the Federal Reserve with respect to Customers Bank and Cole Taylor.

In February 2011, the New York Regional Office of the FDIC notified us that it was prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. We responded to the FDIC’s notification and have been in regular dialogue with the FDIC since 2010. We voluntarily initiated a plan in December 2011 that provided credits to certain current and former customers that were previously assessed certain insufficient fund fees. As a result of this plan, we recorded a reduction in our revenue of approximately $4.7 million in 2011, which excludes the restitution of unpaid fees. The insufficient funds fees that were credited to customers under this plan were originally assessed beginning in 2008. On August 8, 2012, we received a Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty, or the Consent Order, dated August 7, 2012, issued by the FDIC to settle such alleged violations. Pursuant to the terms of the Consent Order, we neither admitted nor denied any charges when agreeing to the terms of the Consent Order. Under the terms of the Consent Order, we are required to, among other things, review and revise our compliance management system and, to date, we have already substantially revised our compliance management system. Additionally, the Consent Order provides for restrictions on the charging of certain fees. The Consent Order further provides that we shall make restitution to less than 2% of our customers since 2008 for fees previously assessed, which restitution has been substantially completed through the voluntary customer credit plan described above, and pay a civil money penalty of $0.1 million. As a result of the Consent Order and completion of the related examination, we believe that all material exposure related to this matter has been recorded and we do not expect any further losses as a result of this matter.

The Federal Reserve Bank of Chicago, or FRB Chicago, notified us and a former bank partner of potential violations of the Federal Trade Commission Act relating to marketing and disclosure practices related to the OneAccount during the period it was offered by such former bank partner.  We are cooperating with FRB Chicago in this matter.  Any enforcement action arising out of this matter could include demands for civil money penalties, changes to certain of our business practices, and customer restitution.  An action instituted against us that results in significant changes to our practices, the imposition on us of fines or penalties, or an obligation for us to pay restitution or civil money penalties could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 31, 2013, we had approximately 1,000 employees. In addition, during periods of peak activity, we add temporary staff to supplement our customer service department. None of our employees is a member of any labor union or subject to any collective bargaining agreement and we have never experienced any business interruption as a result of a labor dispute.

Executive Officers of the Registrant

The following table sets forth information about individuals who currently serve, or during 2013 served, as our executive officers.

Name	Age	Title
Mark Volchek	36	President, Chief Executive Officer and Director
Miles Lasater	36	Chairman of the Board of Directors
Christopher Wolf	52	Chief Financial Officer
Casey McGuane	39	Chief Operating Officer
Robert Reach	57	Chief Sales Officer

Set forth below is certain biographical information for each of these individuals.

Mark Volchek is one of our founders and currently serves as Chief Executive Officer and President. From 2002 until May 2012, he served as chairman of our board, and from 2002 until June 2012, he served as our chief financial officer. From 2000 to 2002, he served as our chief executive officer. Mr. Volchek is a founding officer of the Yale Entrepreneurial Society, a not-for-profit organization that promotes entrepreneurship among Yale students, faculty and alumni and served on its board from 1999 to 2010. Since 2007, Mr. Volchek has been the chairman of the board of the Tweed New Haven Airport Authority. Other past civic roles have included positions on the New Haven Economic Development Commission and the Regional Growth Partnership strategic planning committee. Mr. Volchek holds a BA and an MA in economics from Yale University.

Miles Lasater is one of our founders and is currently chairman of our board and a part-time employee. He served as our president from 2012 until early 2014 and as our chief operations officer from 2000 until 2013. Mr. Lasater serves on the boards of Yale New Haven Hospital, SeeClickFix, Altschool and the Yale Humanist Community.  He was a founding officer and board member of the Yale Entrepreneurial Society and has been a board member of the Yale Entrepreneurial Institute since 2008. Both are organizations at Yale University that promote entrepreneurship among Yale students, faculty and alumni. Mr. Lasater holds a BA in computer science from Yale University.

Christopher Wolf has served as our chief financial officer since March 2013. From 2007 to 2011, Mr. Wolf served as executive vice president and chief financial officer of publicly-traded Acxiom Corporation, where he had full responsibility for leadership of the corporate finance organization of this multinational marketing services and information management company. From 2011 to 2012, he served as executive vice president and chief financial officer of First Advantage Background Services, a privately held talent acquisition enterprise. Over the last two decades, he has held executive and senior advisory positions with Catalina Marketing Corporation and Boulder Brands Inc., among other companies. Mr. Wolf holds a BS in Accounting from Florida State University and a Master of Accounting degree from the University of North Carolina.

Casey McGuane has been our chief operating officer since July 2013. He joined Higher One in 2000 and served as our chief service officer from January 2009 until July 2013. Since July 2009, Mr. McGuane has served as a director of the Connecticut Association of Human Services, a not-for-profit organization in Hartford, Connecticut, and has served as vice president of the board since 2013. Mr. McGuane holds a BA in psychology from the University of Rhode Island.

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

Reviews, examinations and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations, and possible changes to those laws and regulations by legislative or regulatory action, may result in changes to our business practices or may expose us to the risk of fines, restitution and litigation.

Our operations and the operations of our Bank Partners are subject to the jurisdiction and examination of federal, state and local regulatory authorities, including the FDIC, which is WEX Bank’s primary federal regulator, the OCC, which is UTB’s primary federal regulator, and the Federal Reserve Bank, which is Customers Bank and Cole Taylor’s primary federal regulator. Our business practices, including the terms of our products, are reviewed and approved by our Bank Partners and subject to both periodic and special reviews by such regulatory authorities, which can range from investigations into specific consumer complaints or concerns to broader inquiries into our practices generally. We and our Bank Partners are subject to ongoing and routine examination by the FDIC, OCC and Federal Reserve Bank.  If, as part of any ongoing or future examination or review, the regulatory authorities conclude that we are not complying with applicable laws or regulations, they could request or impose a wide range of remedies, including, but not limited to, requiring changes to the terms of our products (such as decreases in fees or changes to the manner in which OneAccounts are marketed to students), the imposition of fines or penalties or the institution of enforcement proceedings or other similar actions against us alleging that our current or past practices constitute unfair or deceptive acts or practices. As part of an enforcement action, the regulators can seek restitution for affected customers and impose civil money penalties. In addition, negative publicity relating to any specific inquiry or investigation or any related fine could adversely affect our stock price, our relationships with various industry participants, including our Bank Partners, or our ability to attract new clients and retain existing clients, which could have a material adverse effect on our business, financial condition and results of operations.

In February 2011, the New York Regional Office of the FDIC notified us that it was prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. We responded to the FDIC’s notification, and have been in regular dialogue with the FDIC since 2010. We voluntarily initiated a plan in December 2011, which provided credits to certain current and former customers that were previously assessed certain insufficient fund fees. As a result of this plan, we recorded a reduction in our revenue of approximately $4.7 million in 2011. On August 8, 2012, we received a Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty, or the Consent Order, dated August 7, 2012, issued by the FDIC to settle such alleged violations.  Pursuant to the terms of the Consent Order, we neither admitted nor denied any charges when agreeing to the terms of the Consent Order. Under the terms of the Consent Order, we are required to, among other things, review and revise our compliance management system and, to date, we have substantially revised our compliance management system. Additionally, the Consent Order provides for restrictions on the charging of certain fees. The Consent Order further provides that we shall make restitution to less than 2% of our customers since 2008 for fees previously assessed, which restitution has been substantially completed through the voluntary customer credit plan described above, and pay a civil money penalty of $0.1 million.  We remain subject to the jurisdiction and examination of the FDIC and further action could be taken to the extent we do not comply with the terms of the Consent Order or if the FDIC were to identify additional violations of certain applicable laws and regulations.

The Federal Reserve Bank of Chicago, or FRB Chicago, notified us and a former bank partner of potential violations of the Federal Trade Commission Act relating to marketing and disclosure practices related to the OneAccount during the period it was offered by such former bank partner.  We are cooperating with FRB Chicago in this matter.  Any enforcement action arising out of this matter could include demands for civil money penalties, changes to certain of our business practices, and customer restitution.  An action instituted against us that results in significant changes to our practices, the imposition on us of fines or penalties, or an obligation for us to pay restitution or civil money penalties could have a material adverse effect on our business, financial condition and results of operations.

Additionally, since 2012, we have received and responded to inquiries and information requests from certain federal legislators and regulatory agencies.  These requests sought information related to our financial aid refund processing and the related services which we provide to students.  Certain federal legislators have also sent communications regarding similar matters to various federal agencies, including ED and the CFPB.  These inquiries or others could lead to further action by these or other governmental actors or agencies, including the introduction of legislation or new regulations, which could have a material adverse effect on our business, financial condition and results of operations.

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

Higher Education Regulations

Third-Party Servicer. Because of the services we provide to some institutions with regard to the handling of Title IV funds, we are considered a “third-party servicer” under the Title IV regulations. Those regulations require a third-party servicer annually to submit a compliance audit conducted by outside independent auditors that cover the servicer’s Title IV activities. Each year we submit a “Compliance Attestation Examination of the Title IV Student Financial Assistance Programs” audit to ED, which includes a report by an independent audit firm. In addition, the yearly compliance audit submission to ED provides comfort to our higher education institution clients that we are in compliance with the third-party servicer regulations that may apply to us. We also provide this compliance audit report to clients upon request to help them fulfill their compliance audit obligations as Title IV participating institutions.

Under ED’s regulations, a third party servicer that contracts with a Title IV institution acts in the nature of a fiduciary in the administration of Title IV programs. Among other requirements, the regulations provide that a third-party servicer is jointly and severally liable with its client institution for any liability to ED arising out of the servicer’s violation of Title IV or its implementing regulations, which could subject us to material fines related to acts or omissions of entities beyond our control. ED is also empowered to limit, suspend or terminate the violating servicer’s eligibility to act as a third-party servicer and to impose significant civil penalties on the violating servicer. Additionally, on behalf of our higher education institution clients, we are required to comply with ED’s cash management regulations regarding payment of financial aid credit balances to students and providing bank accounts to students that may be used for receiving such payments. In the event ED concluded that we had violated Title IV or its implementing regulations and should be subject to one or more of these sanctions, our business and results of operations could be materially and adversely affected. There is limited enforcement and interpretive history of Title IV regulations.

On May 1, 2012, ED published in the Federal Register a notice of intent to establish a negotiated rulemaking committee to draft proposed regulations designed to prevent fraud through the use of electronic fund transfers to students’ bank accounts, ensure proper use of federal financial aid funds, address the use of debit cards and other banking products for disbursing federal financial aid funds, and improve and streamline campus’ financial aid programs. We provided written and oral comments at a hearing held by ED in connection with the negotiated rulemaking process and have provided additional information to ED. On April 16, 2013, ED announced additional topics for consideration, and in early 2014, formed a negotiated rulemaking committee.  Our Chief Operating Officer was selected by ED to serve on the committee as a primary negotiator. The committee convened in February 2014 and will have additional meetings through, at least, April 2014 to discuss new regulations addressing, among other things, cash management timeframes, methods and procedures, consumer safeguards regarding debit and prepaid cards associated with Title IV credit balance disbursements, marketing of financial products (including sending unsolicited cards to students and co-branding of the card and materials) by institutions and their preferred banks or contractors, revenue sharing arrangements, ATM access and availability and the possibility of a government-sponsored debit or prepaid card solution. Several of the views expressed at the first session were unfavorable to certain of our current business practices. In the event that new rules are promulgated which alter, restrict or prohibit our ability to offer and provide our services to higher education institutions and students in the manner that we currently provide them, our business, financial condition and results of operations could be materially and adversely affected.

FERPA. Our higher education institution clients are subject to FERPA, which provides with certain exceptions that an educational institution that receives any federal funding under a program administered by ED may not have a policy or practice of disclosing education records or “personally identifiable information” from education records, other than directory information to third parties without the student’s or parent’s written consent. Our higher education institution clients that use the Refund Managements services disclose to us certain non-directory information concerning their students, including contact information, student identification numbers and the amount of students’ credit balances. Additionally, our higher education institution clients that use Campus Labs products also share personally identifiable information with us. We believe that our higher education institution clients may disclose this information to us without the students’ or their parents’ consent pursuant to one or more exceptions under FERPA. However, if ED asserts that we do not fall into one of these exceptions or if future changes to legislation or regulations required student consent before our higher education institution clients could disclose this information to us, a sizeable number of students may cease using our products and services, which could materially and adversely affect our business, financial condition and results of operations.

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

State Laws. We may also be subject to similar state laws and regulations that restrict higher education institutions from disclosing certain personally identifiable information of students. State attorneys general and other enforcement agencies may monitor our compliance with state and federal laws and regulations pertaining to higher education and banking and conduct investigations of our business that are time consuming and expensive and could result in fines and penalties that have a material adverse effect on our business, financial condition and results of operations. Additionally, individual state legislatures may propose and enact new laws that restrict or otherwise affect our ability to offer our products and services as we currently do, which could have a material adverse effect on our business, financial condition and results of operations. For example, legislatures in the States of Oregon and California have recently considered proposed legislation that would further regulate the disbursement of financial aid refunds and associated financial products and services.

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

Electronic Fund Transfer Act; Regulation E. Our bank partners provide depository services for OneAccounts through a private label relationship. We provide processing services for OneAccounts for our bank partners. These services are subject to, among other things, the requirements of the Electronic Fund Transfer Act and the CFPB’s Regulation E, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of ATMs, debit cards and certain other electronic banking services. We may assist our bank partners with fulfilling their compliance obligations pursuant to these requirements. See “Fees for financial services are subject to increasingly intense legislative and regulatory scrutiny, which could have a material adverse effect on our business, financial condition, results of operations and prospects for future growth” in this annual report on Form 10-K for additional discussion. Failure to comply with applicable regulations could materially and adversely affect our business, financial condition and results of operations.

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

We generate revenue from, among other sources, the banking services fees charged to our OneAccount holders, interchange fees related to purchases made through our debit and ATM cards, which our Bank Partners charge and remit to us, convenience fees from processing tuition payments on behalf of students, fees charged to our higher education institution clients and service fees that we receive from our Bank Partners.

In an increasingly price-conscious and competitive market that is also subject to heightened regulatory scrutiny, it is possible that to maintain our competitive position with higher education institutions, we may have to decrease the fees we charge institutions for our services. Similarly, in order to maintain our competitive position with our OneAccount holders, we may need to work with our Bank Partners to reduce or otherwise alter the structure of the banking services fees charged to our OneAccount holders.

MasterCard could reduce the interchange rates, which it unilaterally sets and adjusts from time to time, and upon which our interchange revenue is dependent. In addition, OneAccount holders may modify their spending habits and increase their use of ACH relative to their use of Higher One debit MasterCard, as ACH payments are generally free, which could reduce the interchange fees remitted to us. Students may also become less willing to pay convenience fees when using our payment transaction services. If our fees are reduced as described above, our business, results of operations and prospects for future growth could be materially and adversely affected.

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

 In 2010, the Dodd-Frank Act became law. The Dodd-Frank Act increased the already substantial regulation and oversight of the financial services industry and imposed restrictions on the ability of firms within the industry, including us, to conduct business consistent with historical practices. Among other things, the Dodd-Frank Act created the CFPB, to regulate any person engaged in a “financial activity” in connection with a consumer financial product or service, including those, such as us, that process financial services products and services. The CFPB has assumed regulatory authority for many of the consumer protection laws to which we and our Bank Partners are subject and may have direct supervisory authority over us. The CFPB also has authority to issue and enforce regulations relating to consumer financial protection designed to prevent unfair, deceptive, and abusive practices in the offering of consumer financial products. In early 2013, the CFPB issued a request for information regarding financial products marketed to students enrolled in institutions of higher education, and in September 2013, the CFPB hosted a forum on this topic at which selected members of the public, including students and representatives from institutions, state government agencies and ED were invited to present and some of the participants expressed opinions that were unfavorable of us. Additionally, in early 2014, ED convened a negotiated rulemaking committee that will work to establish new regulations on topics such as fees associated with debit cards that are marketed to students for purposes of receiving financial aid refunds. Although we cannot predict what future ED regulations will ultimately provide regarding banking fees, such new regulations or action by the CFPB could require us to make changes to our fee schedules, which could result in a material adverse effect to our business, financial condition or results of operations.

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

The scope and impact of many of the Dodd-Frank Act’s provisions, including those noted above, will continue to be determined through the rule making process. As a result, we cannot predict the ultimate impact of the Dodd-Frank Act on us or our Bank Partners at this time, nor can we predict the impact or substance of other future legislation or regulation. However, we believe that the Dodd-Frank Act, other changes in regulation, and legislation under consideration by the states, could affect how we and our Bank Partners operate by significantly reducing the interchange fees, ATM fees, non-sufficient fund fees, other banking services fees and convenience fees charged in respect of our services and that drive our financial results. These regulatory and legislative changes could also increase our costs, impede the efficiency of our internal business processes or limit our ability to pursue business opportunities in an efficient manner. The occurrence of any of these risks could materially and adversely affect our business, financial condition and results of operations.

We rely on our Bank Partners for certain banking services, and a change in the relationships, or difficulties implementing our program with, our Bank Partners or their failure to comply with certain banking regulations could materially and adversely affect our business.

As the provider of FDIC-insured depository services for all OneAccounts, as well as other banking functions, such as supplying cash for our ATM machines, our bank partners provide third-party services that are critical to our student-oriented banking services. We have within the past few years experienced turnover with respect to our bank partners, which presents certain risks and uncertainties. For example, on February 8, 2013, we agreed to a mutual termination with Cole Taylor of our deposit Processing Services Agreement to be effective August 30, 2013 and on July 11, 2013, we entered into an agreement with Customers Bank under which Customers Bank currently provides deposit services as a bank partner.  In connection with transitioning bank partners, we made certain changes to our practices and operations, and could be required to make further changes in the future.  Should we encounter any difficulties in on-boarding, retaining or transitioning bank partners, we may not be able to continue offering the OneAccount in the same manner as we do now, which could have a material adverse effect on our business, financial condition and results of operations.  Further, in the future, if we are not able to transition the functions performed by our then current bank partners to another financial institution, or, to the extent necessary, replace a current bank partner, we may not be able to continue offering the OneAccount in the same manner as we do now, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, if any material adverse event were to affect any of our bank partners or future bank partners, including, but not limited to, a significant decline in financial condition, a decline in the quality of service, loss of deposits, a change in deposit classification related to the OneAccounts, inability to comply with applicable banking and financial service regulatory requirements, systems failure or inability to pay us fees, our business, financial condition and results of operations could be materially and adversely affected. There is also a risk that the terms of our services agreement with future bank partners may not be as favorable to us as our current agreements. The aggregate impact of any of these risks could have a material adverse effect on our business, financial condition and results of operations.

Our operating results may suffer because of substantial and increasing competition in the industries in which we do business.

The market for our products and services is competitive, continually evolving and, in some cases, subject to rapid technological change. Our disbursement services compete against all forms of payment, including paper-based transactions (principally cash and checks), electronic transactions such as wire transfers and Automated Clearing House, or ACH, payments and other electronic forms of payment, including card-based payment systems. Many competitors, including TouchNet Information Systems, Inc., PNC Financial Services Group, Inc. and Nelnet, Inc., provide payment software, products and services that compete with those we offer. In addition, our OneAccount, which we provide through our Bank Partners, also competes with banks active in the higher education market, including U.S. Bancorp and Wells Fargo & Company and national, regional and local banks. Future competitors may begin to focus on higher education institutions in a manner similar to us.

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

Not only are establishing new client relationships and maintaining current ones critical to our business, but they are also essential components of our strategy for attracting new student customers, deepening the relationship we have with existing customers and maximizing customer usage of our products and services. A reduction in enrollment, a failure to attract and maintain student customers, as well as any future demographic or other trends that reduce the number of higher education students could materially and adversely affect our capability for both revenue and cash generation and, as a result, could have a material adverse effect on our business, financial condition and results of operations. For example, since 2012, we have experienced a decrease in the proportion of OneAccounts that received a financial aid refund as well as a decrease in refund sizes compared to the prior periods. These decreases had a negative impact on our results of operations during the second half of the year ended December 31, 2012 and the year ended December 31, 2013 and we continue to lack visibility into these enrollment trends, which could have a further negative impact on our results of operations if this trend continues.

Our business and future success may suffer if we are unable to cross-sell our products and services.

A significant component of our growth strategy is dependent on our ability to cross-sell products and services to new and existing higher education institution clients. In particular, our growth strategy depends on our ability to successfully cross-sell our disbursement, payments and data analytics services to clients that do not already use our entire suite of products. We may not be successful in cross-selling our products and services because our clients may find our additional products and services unnecessary or unattractive. With our acquisition of the Campus Solutions suite from Sallie Mae in May 2013, our strategy is also dependent on our ability to convert Campus Solutions clients to our own refund and payment platforms. Our failure to sell additional products and services to new and existing clients or to convert Campus Solutions clients to our own platforms  could have a material adverse effect on our prospects, business, financial condition and results of operations.

There are risks associated with expanding our business and operations internationally.

In 2012, through our acquisition of substantially all of the assets of Campus Labs, we began providing and offering products and services to higher education institutions in Canada. We may look to expand our other products and services internationally in the future. We have no prior experience offering our products and services internationally. Additionally, we maintain an Indian subsidiary, Higher One Financial Technology Private Limited, to assist with certain technology development and operational support.  There are a variety of risks involved in such international expansion of our business and operations, including but not limited to risks that we will not be able to successfully navigate the business, legal, regulatory or other landscapes of the foreign jurisdictions where we seek to expand and that our investments in such expansion, which may come to be significant, may not yield the return that we intend.  If any of these risks were to materialize, it could have a material adverse effect on our business, financial condition and results of operations.

Global economic and other conditions may adversely affect trends in consumer spending, which could materially and adversely affect our business, financial condition and results of operations.

A decrease in consumer confidence due to a weakened global economy may cause decreased spending among our student customers and may decrease the use of the OneAccount. Increases in college tuition alongside stagnation or reduction in available financial aid may also restrict spending among college students and the size of disbursements, reducing the use of the OneAccount and demand for our disbursement services, which could materially and adversely affect our business, financial condition and results of operations.

Failure to manage future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

The continued expansion and development of our business may place a significant strain upon our management and administrative, operational and financial infrastructure. Our growth strategy contemplates further increasing the number of our higher education institution clients and student banking customers, but the rate at which we have been able to establish relationships with our customers in the past may not be indicative of the rate at which we will be able to establish additional customer relationships in the future.

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

We have historically depended on the efforts, skill and reputations of our founders and senior executive team, including Mark Volchek (Founder, President and Chief Executive Officer), Miles Lasater (Founder and Chairman), Casey McGuane (Chief Operating Officer), Robert Reach (Chief Sales Officer) and Christopher Wolf (Chief Financial Officer). We do not currently maintain key person life insurance policies with respect to our executive officers. None of our executive officers have entered into employment agreements with us that would prevent them from terminating their involvement with us at any time and/or pursuing other opportunities. In December 2013, Messers Volchek and Lasater announced that they would be transitioning out of their roles as CEO and President, respectively, with Mr. Lasater reducing his hours to part-time and Mr. Volchek continuing as President and CEO until a new CEO is hired and a transition is complete. Our board has formed a CEO search committee, which may take an extended amount of time to recruit and hire a new CEO. The retirement of Messers Volchek and Lasater, a delay in recruiting, hiring and transitioning to a new CEO or the loss of any of our other executive officers or other members of management could have a material adverse effect on our ability to manage our company, growth prospects, business, financial condition and results of operations.

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

Most credit and debit card associations and networks permit us to charge convenience fees to students, parents or other payers who make online payments to our higher education institution clients through the SmartPay feature of our ePayment product and our NetPay and Tuition Payment Plan products using a credit or debit card. In 2012, these convenience fees accounted for substantially all of our payment transaction revenue, which is a trend we expect to continue going forward. While the majority of credit and debit card associations and networks routinely permit merchants and other third parties to charge these fees, it is not a ubiquitous practice in the payment industry. If these credit and debit card associations and networks change their policies in permitting merchants and other third-parties to charge these fees or otherwise restrict our ability to do so, our business, financial condition and results of operations could be materially and adversely affected.

There are risks associated with charging convenience fees.

Through our SmartPay service, which we acquired in connection with our acquisition of Informed Decisions Corporation in 2009, and our NetPay and TPP services, which we acquired from Sallie Mae in May 2013, some of our higher education institution clients charge convenience fees to students, parents or other payers who make online payments using a credit or debit card. In light of the ongoing legislative efforts at financial regulatory reform, we examined the laws and regulations related to convenience fees. We found that these laws and regulations vary from state to state and certain states, including California, Massachusetts and New York, have laws that to varying degrees prohibit the imposition of a surcharge on a credit or debit cardholder who elects to use a credit or debit card in lieu of payment by cash, check or other means. The penalties for violating these laws vary from state to state and include, in certain circumstances, fines that could be significant.

We are not aware of any enforcement or civil action against a higher education institution or a third party service provider for charging convenience fees. We have nevertheless worked with our higher education institution clients to ensure that we can continue to provide the services they demand, while ensuring we are in compliance with these laws and regulations prospectively. If one or more states or other parties initiate an action against us, we could be subject to a claim for significant fines or damages. Moreover, the institution of any such action could disrupt our operations or result in negative publicity, which could diminish our ability to attract new clients and retain existing clients, and could materially and adversely affect our prospects, business, financial condition and results of operations.

Our business depends on the current government financial aid regime that relies on the outsourcing of financial aid disbursements through higher education institutions.

In general, the U.S. federal government distributes financial aid to students through higher education institutions as intermediaries. Our Refund Management service provides our higher education institution clients an electronic system for improving the administrative efficiency of this refund disbursement process. If the government, through legislation or regulatory action, restructures the existing financial aid regime in such a way that reduces or eliminates the intermediary role played by financial institutions serving higher education institutions or limits or regulates the role played by service providers such as us, our business, results of operations and prospects for future growth could be materially and adversely affected.

A change in the availability of financial aid, as well as U.S. budget constraints, could materially and adversely affect our financial performance by reducing demand for our services.

The higher education industry depends heavily upon the ability of students to obtain financial aid. As part of our contracts with our higher education institution clients that use Refund Management services, students’ financial aid and other refunds are sent to us for disbursement. The fees that we charge most of our Refund Management higher education institution clients are based on the number of financial aid disbursements that we make to students. In addition, our relationships with Refund Management higher education institution clients provide us with a market for OneAccounts, from which we derive a significant proportion of our revenues. Consequently, a change in the availability or amount of financial aid that restricted client use of our Refund Management service or otherwise limited our ability to attract new higher education institution clients could materially and adversely affect our financial performance. Also, decreases in the amount of financial aid disbursements from higher education institutions to students could materially and adversely affect our financial performance. Future legislative and executive branch efforts to reduce the U.S. federal budget deficit or worsening economic conditions may require the government to severely curtail its financial aid spending, which could materially and adversely affect our business, financial condition and results of operations.

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

Any intellectual property claim against us could be expensive and time consuming to defend. Insurance may not cover or be insufficient for such claim, or may not be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby having a material adverse effect on our business, financial condition and results of operations. Even if we have an indemnification arrangement with a third-party to indemnify us against an intellectual property claim, such indemnifying party may be unable or fail to uphold its contractual obligations to us. If any infringement or other intellectual property claim that is brought against us is successful, our business, operating results and financial condition could be materially and adversely affected.

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

Our higher education institution clients and student OneAccount holders disclose to us certain “personally identifiable” information, including student contact information, identification numbers and the amount of credit balances, which they expect we will maintain in confidence. It is possible that hackers, customers or employees acting unlawfully or contrary to our policies, or other individuals, could improperly access our or our vendors’ systems and obtain or disclose data about our customers. Further, because customer data may also be collected, stored, or processed by third-party vendors, it is possible that these vendors could intentionally, negligently or otherwise disclose data about our clients or customers.

We rely to a large extent upon sophisticated information technology systems, databases, and infrastructure, and take reasonable steps to protect them. However, due to their size, complexity, content and integration with or reliance on third-party systems they are potentially vulnerable to breakdown, malicious intrusion, natural disaster and random attack, all of which pose a risk that sensitive data may be exposed to unauthorized persons or to the public.

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

In addition, a significant incident of fraud or an increase in fraud levels generally involving our products, such as our debit MasterCard ATM cards, could result in reputational damage to us, which could reduce the use of our products and services. Such incidents could also lead to a large financial loss as a result of the protection for unauthorized purchases we provide to OneAccount customers.  Such incidents of fraud could also lead to regulatory intervention, which could increase our compliance costs. Compliance with the various complex laws and regulations is costly and time consuming, and failure to comply could have a material adverse effect on our business. Additionally, increased regulatory requirements on our services may increase our costs, which could materially and adversely affect our business, financial condition and results of operations. Accordingly, account data breaches and related fraudulent activity could have a material adverse effect on our future growth prospects, business, financial condition and results of operations.

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

Our continued success will depend, in part, on our ability to generate revenues by providing financial transaction services to higher education institutions and their students. The market for these services has only recently developed and the long-term viability and profitability of this market is unproven. Our business will be materially and adversely affected if we do not develop and market products and services that achieve and maintain market acceptance. Outsourcing disbursement services may not become as widespread in the higher education industry as we anticipate, and our products and services may not achieve continued commercial success. In addition, higher education institution clients could discontinue using our services and return to in-house disbursement and payment solutions. If outsourcing disbursement services does not become widespread or if higher education institution clients return to their prior methods of disbursement, our growth prospects, business, financial condition and results of operations could be materially and adversely affected.

Our business depends on a strong brand and a failure to maintain and develop our brand in a cost-effective manner may hurt our ability to expand our customer base.

Maintaining and developing our brands is critical to expanding and maintaining our base of higher education institution clients and OneAccount holders. We believe the importance of brand recognition will increase as competition in our market further intensifies. Maintaining and developing our brands will depend largely on our ability to continue to provide high-quality products and services at cost effective and competitive prices, as well as after-sale customer service. In 2013, we re-branded our higher education institution facing brands, which involved an overhaul of most of the brand names we had previously used. While we intend to continue investing in and updating our existing and new brands, we cannot predict the success of these investments. If we fail to maintain and enhance our existing and new brands, if our re-branding efforts are unsuccessful, or if we incur excessive expenses in this effort or if our reputation is otherwise tainted, including by association with the wider financial services industry, we may be unable to maintain loyalty among our existing customers or attract new customers, which could materially and adversely affect our business, financial condition and results of operations.

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

We have acquired, and may in the future acquire, businesses, technologies, services, product lines and other assets, such as our acquisition of the Campus Labs business in August 2012 and our acquisition of Sallie Mae’s Campus Solutions division in May 2013. The successful integration of these businesses, or any business, technology, service, product line or other asset that we may acquire in the future, on a cost-effective basis, may be critical to our future performance. There are a number of risks and uncertainties associated with such integration, including but not limited to the following: we may not be able to achieve expected synergies and operating efficiencies regarding the acquisition within the expected time-frames or at all and to successfully integrate the acquired business operations into those of ours; such integration may be more difficult, time-consuming or costly than expected; we may not be successful in converting new clients gained through acquisitions to our own products and services or in cross-selling our products and service to such clients; revenues following the transaction may be lower than expected; operating costs, client and customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) may be greater than expected following the transaction; we may have difficulty retaining certain key employees in the acquired business; and we may be subject to legal proceedings that may be instituted against the parties and others related to the acquisition agreement and the amount of the costs, fees, expenses and charges related to the acquisition. If we do not successfully integrate a strategic acquisition, or if the benefits of a particular transaction do not meet the expectations of financial or industry analysts, the market price of our common stock may decline. Even if we successfully integrate assets or businesses we may acquire, we may incur substantial expenses and devote significant management time and resources in seeking to complete and integrate an acquisition, the acquired business may not perform as we expect or enhance the value of our business as a whole. Additionally, we currently rely on Sallie Mae, Inc. and Sallie Mae Bank for technology hosting and the performance of other key functions, including those performed by vendors with which the Sallie Mae entities have contractual relationships.  If the transition services we receive under the transition services agreements are affected or altered, or if we are unable to perform such services ourselves after the expiration of the transition services agreements or otherwise convert clients to our prior-existing technology platforms, we may not be able to continue offering the Campus Solutions products and services in the manner that we currently do today, which could have a material adverse effect on our business, financial condition and results of operations.

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

We attempt to limit, by contract, our liability for damages arising from our negligence, errors, mistakes or security breaches. Contractual limitations on liability, however, may not be enforceable or may otherwise not provide sufficient protection to us from liability for damages. For example, as we may be deemed by ED to be a third-party servicer to our higher education institution clients, we are required to agree to be held jointly and severally liable with our clients for violations of the federal regulations that govern the disbursement of financial aid refunds. Additionally, some of our public higher education institution clients are prohibited by state law from contractually indemnifying us for liability resulting from such violations. We maintain liability insurance coverage, including coverage for errors and omissions. It is possible, however, that claims could exceed the amount of our applicable insurance coverage, if any, or that this coverage may not continue to be available on acceptable terms or in sufficient amounts. Even if these claims do not result in liability to us, investigating and defending against them could be expensive and time consuming and could divert management’s attention away from our operations. In addition, negative publicity caused by these events may delay market acceptance of our products and services, any of which could materially and adversely affect our reputation and our business.

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

In February 2011, the New York Regional Office of the Federal Deposit Insurance Corporation, or FDIC, notified us that it was prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. We responded to the FDIC’s notification and have been in regular dialogue with the FDIC since 2010. We voluntarily initiated a plan in December 2011 that provided credits to certain current and former customers that were previously assessed certain insufficient fund fees. As a result of this plan, we recorded a reduction in our revenue of approximately $4.7 million in 2011, which excludes the restitution of unpaid fees. The insufficient funds fees that were credited to customers under this plan were originally assessed beginning in 2008. On August 8, 2012, we received a Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty, or the Consent Order, dated August 7, 2012, issued by the FDIC to settle such alleged violations. Pursuant to the terms of the Consent Order, we neither admitted nor denied any charges when agreeing to the terms of the Consent Order. Under the terms of the Consent Order, we are required to, among other things, review and revise our compliance management system and, to date, we have substantially revised our compliance management system. Additionally, the Consent Order provides for restrictions on the charging of certain fees. The Consent Order further provides that we shall make restitution to less than 2% of our customers since 2008 for fees previously assessed, which restitution has been substantially completed through the voluntary customer credit plan described above, and pay a civil money penalty of $0.1 million. As a result of the Consent Order and completion of the related examination, we believe that all material exposure related to this matter has been recorded and we do not expect any further losses as a result of this matter.

The Federal Reserve Bank of Chicago, or FRB Chicago, notified us and a former bank partner of potential violations of the Federal Trade Commission Act relating to marketing and disclosure practices related to the OneAccount during the period it was offered by such former bank partner.  We are cooperating with FRB Chicago in this matter.  Any enforcement action arising out of this matter could include demands for civil money penalties, changes to certain of our business practices, and customer restitution.  An action instituted against us that results in significant changes to our practices, the imposition on us of fines or penalties, or an obligation for us to pay restitution or civil money penalties could have a material adverse effect on our business, financial condition and results of operations.

We are a defendant in a series of putative class action lawsuits filed in 2012: Ashley Parker, et al. v. Higher One Holdings, Inc. et al., filed on July 3, 2012 in the United States District Court for the Northern District of Mississippi, Eastern Division; Jeanette Price et al. v. Higher One Holdings, Inc. et al., filed on July 27, 2012 in the United States District Court for the District of Connecticut; John Brandon Kent et al. v. Higher One Holdings, Inc. et al., filed on August 17, 2012 in the United States District Court for the Middle District of Alabama, Northern Division; Jonathan Lanham et al. v. Higher One Holdings, Inc. et al., filed on October 2, 2012 in the United States District Court for the Western District of Kentucky, Louisville Division; Aisha DeClue et al. v. Higher One, Inc., et al., filed on November 5, 2012 in the St. Louis County Circuit Court of Missouri; and Jill Massey et al. v. Higher One Holdings, Inc. et al., filed on November 6, 2012 in the United States District Court for the Southern District of Illinois, East Saint Louis Division. The Judicial Panel on Multidistrict Litigation transferred all of these cases to the District of Connecticut for coordinated or consolidated pretrial proceedings. The proceedings are referred to as the “In re Higher One OneAccount Marketing and Sales Practices Litigation” or the “MDL.” Plaintiffs filed a consolidated amended complaint in the MDL that generally alleges, among other things, violations of state consumer protection statutes (predicated, in part, on alleged violations of ED rules and violations of the federal Electronic Funds Transfer Act) and various common law claims. On April 22, 2013, we filed a motion to dismiss the case, which has not been decided.

In October 2013, we reached an agreement in principle on the key terms of a settlement that would resolve all of the above class action litigation that was filed against us in 2012. In February 2014, we executed a settlement agreement, the terms of which include a payment of $15.0 million to a settlement fund, an agreement to pay the cost of notice to the class, and an agreement to make and/or maintain certain practice changes. On February 14, 2014, plaintiffs asked the court to preliminarily approve the settlement. The court must approve the settlement before it becomes final and binding. There is no assurance that the court will approve the settlement.

During the year ended December 31, 2013, we recorded an accrual for an estimated charge of $16.3 million to reflect our current estimate of the resolution, inclusive of additional legal and other administrative costs, based on the agreement in principle. While this estimate is consistent with our view of the current exposure based on the signed settlement agreement, the actual loss or range of such loss could vary materially from the current estimate if the settlement is not finalized and approved.

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

Our common stock is quoted on New York Stock Exchange under the symbol “ONE.” Prior to June 17, 2010, our common stock was privately held and did not trade on any exchange. The following table sets forth, for each of the periods indicated, the high and low reported sales price of our common stock at the close of trading on the NYSE.

	High	Low
Year ended December 31, 2013
Fourth Quarter	$10.46	$7.46
Third Quarter	11.20	6.99
Second Quarter	11.64	8.75
First Quarter	12.11	8.87

Year ended December 31, 2012
Fourth Quarter	$13.40	$8.81
Third Quarter	13.59	10.93
Second Quarter	16.44	10.44
First Quarter	18.03	14.51

As of February 28, 2014, we had 14 stockholders of record of our common stock. The closing sale price of our common stock on February 28, 2014 was $8.00 per share.

We have not paid any cash dividends on our common stock during the years ended December 31, 2013, 2012 or 2011. The payment of future cash dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, financial condition and other relevant factors. See Note 13 “Capital Stock – Common Stock” of the notes to our consolidated financial statements provided elsewhere in this annual report on Form 10-K for a description of restrictions on our ability to pay dividends.

We have outstanding options, warrants and restricted shares as detailed in Note 14 “Stock-Based Compensation” of the notes to our consolidated financial statements provided elsewhere in this annual report on Form 10-K. These options, warrants and restricted shares are not transferable for consideration and do not have dividend equivalent rights attached.

Securities Authorized For Issuance Under Equity Compensation Plans

The table below sets forth the following information as of the end of December 31, 2013 for (1) all compensation plans previously approved by our stockholders and (2) all compensation plans not previously approved by our stockholders.

	Equity Compensation Plan Information
Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options (2)	Weighted- average exercise price of outstanding options	Weighted- average term to expiration of options outstanding	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	6,429,234	$9.09	6.8	1,832,707
Equity compensation plans not approved by stockholders	—	—	—	—

(1)	Reflects number of shares of common stock to be issued upon exercise of outstanding options under all of our equity compensation plans, including our 2000 Stock Option Plan and 2010 Equity Incentive Plan. No shares of common stock are available for future issuance under any of our equity compensation plans, except the 2010 Equity Incentive Plan.
(2)	Does not include 105,812 restricted shares outstanding that were issued under the 2010 Incentive Plan or 150,000 warrants to purchase our common stock at a price of $11.67 issued in connection with our acquisition of Campus Labs, LLC in August 2012.

Stockholder Return Performance Presentation

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from June 17, 2010 (the first day our stock began trading on the NYSE) through December 31, 2013, with the cumulative total return on each of the S&P 500 Index and the S&P 500 Financials Index. The comparison assumes that $100 was invested on June 17, 2010 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Item 6.	Selected Financial Data

You should read the data set forth below in conjunction with “Item 7.–Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and related notes and other financial information included elsewhere in this annual report on Form 10-K. We derived the selected financial data as of December 31, 2013 and 2012 and for each of the three years ended December 31, 2013, 2012 and 2011 from our audited consolidated financial statements and the related notes appearing elsewhere in this annual report on Form 10-K. We derived the selected financial data as of and for the years ended December 31, 2010 and 2009 and as of December 31, 2011 from our audited financial statements and the related notes not included in this annual report on Form 10-K.

Consolidated Statement of Income Data

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(in thousands, except share and per share amounts)
Revenue	$77,606	$144,969	$176,320	$197,720	$211,123
Cost of revenue	26,529	51,845	67,560	80,280	88,824
Gross margin	51,077	93,124	108,760	117,440	122,299
Operating expenses	28,396	51,877	61,245	57,998	96,447
Income from operations	22,681	41,247	47,515	59,442	25,852
Other income (expense)	(537)	(700)	1,302	(548)	(2,372)
Income before income taxes	22,144	40,547	48,817	58,894	23,480
Income tax expense	7,925	15,488	16,924	22,024	9,352
Net income	14,219	25,059	31,893	36,870	14,128
Less: Net income allocable to participating securities	11,477	8,910	–	–	–
Net income available and attributable to common shareholders	$2,742	$16,149	$31,893	$36,870	$14,128

Net income per common share:
Basic	$0.29	$0.48	$0.58	$0.68	$0.30
Diluted	0.27	0.44	0.54	0.65	0.29
Weighted average common shares outstanding:
Basic	9,298,131	33,395,310	55,210,972	53,877,879	46,717,359
Diluted	53,150,890	57,302,843	59,553,678	56,728,807	48,368,365

 Consolidated Balance Sheet Data

	As of December 31,
	(in thousands)
	2009	2010	2011	2012	2013
Cash and cash equivalents	$3,339	$34,484	$39,085	$13,031	$6,268
Total assets	58,695	119,441	176,015	190,898	232,383
Total debt and capital lease obligations, including current maturities	27,647	8,250	9,801	89,490	98,181
Total liabilities	51,589	36,050	52,429	133,186	159,417
Total stockholders’ equity	7,106	83,391	123,586	57,712	72,966

Item  7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this annual report on Form 10-K contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, which may cause our actual results to differ materially from plans and results discussed in forward-looking statements. We encourage you to review the risks and uncertainties, discussed in the section entitled “Risk Factors,” in Part I, Item 1A of this annual report on Form 10-K, and the note regarding “Forward-Looking Statements,” included at the beginning of this annual report on Form 10-K. Such risks and uncertainties can cause actual results to differ significantly from those forecasted in forward-looking statements or implied in historical results and trends.

The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K.

Overview

Based on market share and the number of campuses using our products and services, we believe we are a leading provider of technology-based refund disbursement, payment processing and data analytics services to higher education institutions and their students. We believe that none of our competitors can match our ability to provide solutions for higher education institutions’ financial services needs, including compliance monitoring, and, consequently, that we provide the most comprehensive suite of disbursement and payment solutions specifically designed for higher education institutions and their students. We also provide campus communities with convenient, cost-competitive and student-oriented banking services, which include extensive user-friendly features.

Our products and services for our higher education institution clients include our Refund Management service, which was formerly referred to as our OneDisburse® service, our Payment Processing suite, which was formerly referred to as our CASHNet® suite of payment products and our Educational Services suite, which was formerly referred to as our Campus Labs® suite. Through our bank partners, we offer the OneAccount, which includes an FDIC-insured checking account, a debit MasterCard® ATM card and other retail banking services, to the students of our higher education institution clients that use our Refund Management service.

On May 7, 2013, we entered into an Asset Purchase Agreement with Sallie Mae, Inc. to purchase substantially all of the assets of its Campus Solutions business for cash consideration of $47.3 million. We used borrowing available under our October 2012 Facility to complete the acquisition. The Campus Solutions business provides business-to-business solutions, including e-commerce and billing payment solutions, refund disbursement services and tuition payment plan administration, to education institutions across the country. We believe the addition of the Campus Solutions business will create new relationships with higher education institutions and provide an expanded number of higher education institutions to which we can offer our current products and services. The net assets and results of operations of the Campus Solutions business are included in our consolidated financial statements beginning May 7, 2013. The Campus Solutions business includes the following three primary products and services: (i) Tuition Payment Plans, or TPP, which includes the administration of tuition payment plans for schools; (ii) NetPay, which includes an electronic payment gateway allowing for one-time payments to be made from students to the school; and (iii) refund processing, which includes the processing of refund disbursements from schools to their students. We plan to migrate and convert the clients of the Campus Solutions business from the legacy Campus Solutions technology to our other proprietary technology platforms, including our disbursement services and payment processing services.

As of December 31, 2013, more than 600 campuses serving approximately 5.0 million students had purchased the Refund Management service.  In total, there are more than 1,900 campuses servicing approximately 13 million students contracted to use at least one of our services, including those campuses and students now served as a result of the Campus Solutions acquisition.  We also serviced approximately 2.2 million OneAccounts as of December 31, 2013.

We expect our growth to continue in the future and that our strategy will continue to offer significant opportunity for expansion. Key elements of our growth strategy include:

•	Expanding the number of contracted higher education institutions;

•	Increasing OneAccount adoption and usage, including primary checking account usage rates;

•	Cross-selling our products to existing clients to increase the number of products used by each institution;

•	Enhancing our products and services to create new sources of revenue; and

•	Pursuing strategic partnerships and opportunistic acquisitions.

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

Our primary source of revenue is generated from the use of OneAccounts. The primary factor affecting our revenue is the number of active OneAccounts, which, in turn, is significantly affected by the total number of students enrolled at the higher education institution clients utilizing our Refund Management service.

Revenue

We derive revenue primarily from fees charged for the transactions that we facilitate for our higher education institution clients and from providing banking services for OneAccounts. Most of these fees are charged on a per transaction basis and, accordingly, transaction volumes significantly affect our revenue growth. Transaction volumes are generally a function of the number of students enrolled at each of our higher education institution clients, as a larger student population will generally lead to a greater number of active OneAccounts and related banking transactions, as well as other transactions such as Refund Management services-based disbursements and payment transactions.

We negotiate our fee rates with our higher education institution clients. Fees charged to our banking and payment transaction customers are set by a schedule which may vary for individual higher education institution clients. Fees charged for OneAccount services are collected by our bank partners as incurred and subsequently remitted to us. Fees charged on payment transactions are charged as incurred and retained by us. Fees charged for our Refund Management product, Payment Processing Services, and our Educational Services are billed to our higher education institution clients and subsequently collected from them.

Our retention rate for our higher education institution clients has been in excess of 98% for each of the past 3 years, which helps to ensure a stable and recurring client base. We believe that our recurring client base provides us with a revenue stream from our higher education institution clients that is relatively stable and predictable. The majority of our revenue each year from higher education institution clients is generated through relationships and contracts that were signed in prior years. Our account revenue and payment transaction revenues are also based on recurring relationships with our higher education institutions, however, since the revenue is largely earned from transaction activity of current students, the predictability of those revenue streams can vary due to changes in enrollment at our higher education institution clients and the percentage of students at those higher education institution clients that use our services. Changes in enrollment, student usage or the availability of financial aid can have an impact on our revenues and profitability and impact the predictability of our results.

We divide our revenue into four categories: account revenue, payment transaction revenue, higher education institution revenue and other revenue. During 2011 we initiated a plan which provided credits to certain current and former customers that were previously assessed certain non-sufficient fund fees and which resulted in a reduction to revenues in the year.

Account Revenue

We generate revenue from active OneAccounts, which are opened and funded by students and other members of the campus community. We earn revenue based on both interchange fees and account service fees. Account service fees include, for example, foreign ATM fees and non-sufficient fund fees. We currently offer three different types of the OneAccount, two of which have different fee schedules than the original OneAccount.

Our Bank Partners charge merchants interchange fees for point-of-sale, or POS, purchases made with debit MasterCard ATM cards and remit these fees to us. The amount of the fee generally depends on the size of the transaction, the merchant where the purchase is made and the network through which the transaction is processed.

We earn fees from ATM transactions conducted by OneAccount holders using their debit MasterCard ATM cards at ATMs outside of our ATM network.  We also earn ATM fees from transactions conducted through our ATMs with cards other than the debit MasterCard ATM cards our Bank Partners issue.

We earn other fees for banking services provided to OneAccount holders, including fees for conducting wire transfers, replacing lost debit MasterCard ATM cards, processing international transactions, processing stop payment requests, over-the-counter cash withdrawals using debit MasterCard ATM cards, issuing official checks and electronic bill pay features.

Our Bank Partners charge non-sufficient funds fees and remit them to us when a check or automated clearinghouse item is presented for payment which is in excess of the OneAccount holder’s available funds. Non-sufficient funds fees were assessed on recurring debit card transactions that resulted in an overdrawn account through December 31, 2012.  We do not offer our customers the ability to opt-in to the payment of overdrafts for ATM or one-time debit card transactions.

The primary influences on account revenue changes are related to the number of active OneAccounts, the amount of refunds disbursed by our higher education institution clients and pricing changes in our account fee schedule.  During the year ended December 31, 2013, account revenue per OneAccount decreased, primarily as a result of changes which we made to our account fee schedule.   Beginning in 2012, we also increased our marketing efforts with the goal of increasing primary account usage of the OneAccount by our customers, which we expect to contribute to future revenue growth.

During the fall semester of 2012, the amount of disbursements which we delivered to individuals that selected the OneAccount as their method of receiving a refund was slightly lower compared to the prior year.  This was in part due to a decline in the average size and unique number of individuals for whom we processed a disbursement from higher education institutions that were Refund Management clients in both 2011 and 2012. In addition, during the year ended December 31, 2012, the ratio of individuals selecting to receive a disbursement from their higher education institution to a OneAccount was lower than the prior year.

During 2013, the amount of disbursements we delivered to individuals that selected the OneAccount as their preferred method of receiving a refund from their higher education institution continued to be lower than it was compared to the prior year. The decrease in disbursements to the OneAccount during the year ended December 31, 2013, was primarily a result of a decrease in the ratio of individuals selecting to receive a disbursement from their higher education institution to a OneAccount compared to prior years.

Growth in the number of OneAccounts is tied to growth in the number of students enrolled at clients that use our Refund Management service, which expands as new clients contract to use this product, as well as the number of students that choose the OneAccount as their method of receiving a refund. We believe the rate of OneAccount adoption varies, however, based on a number of factors including, but not limited to, the average tenure of a student at a higher education institution, whether the higher education institution is a 2-year or a 4-year school or a public or private school and the mix of undergraduate and graduate students.

Payment Transaction Revenue

We generate payment transaction revenue through convenience fees charged to students, parents or other payers who establish payment plans to make tuition payments or to those who make online payments to our higher education institution clients through our payment processing service. As these fees are assessed on a per transaction basis, growth in payment transaction revenue is primarily influenced by transaction volumes. During the year ended December 31, 2013, the acquisition of the Campus Solutions line of business contributed to the growth in payment transaction revenue.

Higher Education Institution Revenue

Our higher education institution clients pay fees for the products and services they purchase from us. We charge our clients: (i) an annual subscription fee based on the size of their student population; (ii) a per-transaction fee; or (iii) a combination of both types of fees. For certain Payment Processing services, we also charge an implementation fee, which is deferred and recognized over the estimated client relationship period, which we currently estimate to be five years.  As further described in the sections below, the composition of our higher education institution revenue changed with the acquisition of the Campus Labs line of business in August 2012, and, to a lesser extent, with the acquisition of the Campus Solutions line of business in May 2013. All of the revenue generated from the Campus Labs products is included within higher education institution revenue.

The number of students enrolled at our higher education institution clients and the number of campuses under contract are significant drivers of our higher education institution revenue. The number of client institutions increased significantly during 2012 as a result of our Campus Labs acquisition. We expect that future increases in our institution client base, as well as additional sales to our existing client base, will result in increases in our higher education institution revenue.

Other Revenue

Through the year end December 31, 2012, other revenue consisted primarily of two main components: a marketing incentive fee which was paid by MasterCard International Incorporated based on new debit MasterCard ATM card issuances, and processing fees paid by our bank partners based on the total amount of deposits held in the OneAccounts and prevailing interest rates. As a result of a change in our arrangement with MasterCard, which took effect in the fourth quarter of 2012, the amount of revenue received from MasterCard which is recorded in Other Revenue decreased during the year ended December 31, 2013 and will continue to be lower than the amounts received through the year ended December 31, 2012.  The processing fees paid by our Bank Partners are now based on the amount of OneAccounts, rather than the amount of deposits held in the OneAccounts.

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

Cost and Expenses

Employee compensation and related expenses represent our largest single expense. We allocate compensation and other related expenses, including stock-based compensation, to cost of revenue, product development, sales and marketing and general and administrative expenses. Other costs and expenses include, among other items, data processing, network fees, ATM-related expenses, professional services, travel and amortization.

The following summarizes our cost of revenue and certain significant operating expenses:

Cost of Revenue

Cost of revenue consists primarily of data processing expenses, interchange expenses related to payment processing services and ATM transactions, customer service expenses, amortization of implementation fees and acquired intangible assets, and uncollectible fees and write-offs. These expenses are shared across our different revenue categories and we are not able to meaningfully allocate such costs between separate categories of revenue. Consequently, all costs and expenses applicable to our revenue are included in the cost of revenue category in our statements of operations. These expenses generally move in line with the transaction volumes for our banking and payment transactions services.

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

Product Development

Product development expenses include costs associated with defining and specifying new features and ongoing enhancements for our proprietary technology platforms and other aspects of our service offerings. Product development costs primarily relate to employee compensation, and to a lesser extent, fees for professional services.

Sales and Marketing

Sales and marketing expenses include costs of acquiring new institution clients and educating their students about our services in order to improve the adoption and usage rates of the OneAccount and our other student-oriented products and services. Sales and marketing costs are primarily comprised of employee compensation. Each of our sales representatives earns: (i) a base salary; (ii) sales commissions, which are earned upon the signing of a contract with a higher education institution client; and (iii) generally, certain trailing commissions, which are based on account performance.  Sales and marketing expenses also include amortization expense of acquired intangible assets.

During the year ended December 31, 2011, the majority of our sales and marketing expenses were comprised of stock-based customer acquisition expense recorded in connection with our acquisition of EduCard in 2008 and pursuant to a related intellectual property purchase agreement. The amount of stock-based customer acquisition expense depended on the number of shares released from escrow and the value of the shares at that time.  We also recorded cash-based customer acquisition expense in connection with our acquisition of IDC in November of 2009. Both of the agreements related to our stock-based and cash-based customer acquisition expense expired at the end of 2011, and we have not incurred expenses since that time related to these agreements.

Litigation settlement and related costs

Litigation settlement and related costs is an expense related to a preliminary settlement agreement that we executed in October 2013, as described in “Part I, Item 3. Legal Proceedings” in this annual report on Form 10-K.

Merger and acquisition related (income) expenses, net

Merger and acquisition related (incomes) expenses, net, includes expenses or other charges related to the acquisitions of the Campus Labs and Campus Solutions businesses in 2012 and 2013, respectively.  These expenses include professional fees associated with the acquisitions and related audits, fair value adjustments to the contingent consideration component of the purchase price for the Campus Labs acquisition and certain employee-related costs related to a bonus to be paid to employees previously employed by Campus Labs following a specified time period of employment by Higher One.

Acquired Businesses

In August 2012, we acquired substantially all of the assets and liabilities of Campus Labs, LLC, a leader in providing data analytics solutions to higher education institutions. This acquisition provided us with our Educational Services suite of data analytics products and services and nearly doubled the number of campuses with which we had contractual relationships.

We purchased the Campus Labs business for $37.3 million in cash, warrants to purchase 150,000 shares of our common stock and a potential earn-out payment based on 2013 revenues of the acquired business.  No payment was made under the earn-out agreement.

In May 2013, we acquired substantially all of the assets of Sallie Mae’s Campus Solutions business.  The acquisition of the Campus Solutions business significantly increased the number of higher education institution clients to which we provide refund disbursement and payment processing services.  We purchased the Campus Solutions business for $47.3 million in cash, $5.2 million of which was deposited into escrow and will be released to Sallie Mae or us depending on the assignment of certain client contracts.

See also “Part I, Item 1. Business—Products and Services—Educational Services Suite” and “Part I, Item 1. Business—Products and Services—Campus Solutions Suite” of this annual report on Form 10-K.

Critical Accounting Policies

A number of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry and information available from other outside sources, as appropriate. On an ongoing basis, we evaluate our estimates and judgments. Actual results may differ significantly from the estimates contained in our consolidated financial statements. The following areas represent our critical accounting policies:

• Provision for Operational Losses	• Stock-Based Compensation
• Goodwill and Intangible Assets	• Income Taxes
• Business Combinations	• Revenue

Information about these critical accounting policies is included in Note 2 “Significant Accounting Policies” of the notes to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K and to the extent additional information is relevant, it has been included below.

Provision for Operational Losses

Our reserve is established based upon an analysis of outstanding overdrafts and historical repayment rates. If the financial condition of our accountholders were to deteriorate, thereby reducing their ability to make payments, or if they otherwise fail to repay the amounts owed to us, additional reserves would be required in the future.

Goodwill and Intangible Assets

We have one operating segment and reporting unit for purposes of our goodwill testing as a result of the integrated way that the entire business is managed. We performed the annual impairment test as of October 31, 2013 and 2012 and determined that the fair value of our reporting unit exceeded its carrying value by more than 400% at each test.

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

When we determine that the carrying value of intangible assets may not be recoverable based upon the existence of one or more of the above indicators of potential impairment, we assess whether an impairment has occurred based on whether net book value of the assets exceeds related projected undiscounted cash flows from these assets. We consider a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles in estimating future cash flows. Differing estimates and assumptions as to any of the factors described above could result in an impairment charge which would have a material and adverse effect on our results of operations.

Stock-Based Compensation

The options we grant expire ten years from the date of grant. Options for our employees vest over periods ranging up to five years, with the majority vesting as follows: one-fifth of the granted options vest one year from the date of grant; the remaining four-fifths vest at a rate of 1/48 per month over the remaining four years of the vesting period. The board grants primarily incentive stock options, but occasionally grants nonqualified stock options to key members of management.

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

Income Taxes

Our deferred tax balances are dependent upon our estimation of the rates at which these deferred taxes will reverse in the future. Differences in our estimation of apportionment in future years would have an impact on the amount of deferred taxes we record as of any point in time.

Business Combinations

In recording the fair value of assets acquired and liabilities assumed in a business combination, we make estimates regarding customer retention rates, discount rates and future revenues, among other things.  Changes in these estimates would have an impact on the amount of value assigned to our assets acquired and therefore impact the amount of amortization that is recorded in future periods.

In May 2013, we acquired substantially all the assets of the Campus Solutions business from Sallie Mae, Inc.  Under the acquisition method of accounting, the total fair value of consideration transferred was allocated to Campus Solutions’ net tangible and intangible assets based on their estimated fair values as of May 7, 2013. In determining the fair value of these amounts, we made estimates regarding (i) the amount of future revenues to be derived from the technology in existence at the time of the acquisition, (ii) the amount of future revenues to be derived from the existing customers of Campus Solutions at the time of the acquisition, (iii) the estimate of the contracts which will be assigned to us, (iv) the period of time over which the technology in existence at the time of the acquisition will be replaced, (v) the operating margin to be earned in the future, and (vi) the appropriate discount rates to use for each acquired asset. In most cases, an increase in our expected future revenues would have the effect of increasing the value ascribed to our identifiable intangible assets and thereby increasing future amortization expense and decreasing the amount of goodwill recorded. We utilized discount rates ranging between 22% and 23% to determine the fair value of the acquired intangible assets. Increases or decreases of one percentage point in the discount rate would not have a material impact on the amount of acquired intangible assets or goodwill recorded in the transaction.

Our contingently returnable escrow receivable is valued using probability-weighted, future possible expected outcomes.  The unobservable input utilized in the determination of this receivable is our estimation of which clients subject to the escrow agreement will assign their contracts to us.  The range of amounts which we may receive from escrow is between $0.0 and $4.1 million as of December 31, 2013.  The terms of the escrow agreement were originally expected to terminate in November 2013, but the agreement is still in place and expected to continue through the first half of 2014.  All amounts are expected to be distributed out of escrow by June 2014.  The fair value of the escrow receivable, which is $3.2 million as of December 31, 2013, may diverge materially from the amount that we actually receive in 2014, depending on how many contracts are assigned to us or not during 2014.

In August 2012, we acquired substantially all the assets of Campus Labs, LLC and under the acquisition method of accounting, the total fair value of consideration transferred was allocated to Campus Lab’s net tangible and intangible assets based on their estimated fair values as of August 7, 2012. In determining the fair value of these amounts, we made estimates regarding (i) the amount of future revenues to be derived from the technology in existence at the time of the acquisition, (ii) the amount of future revenues to be derived from the existing customers of Campus Labs at the time of the acquisition, (iii) the amount of revenues to be earned in 2013 which will determine the amount of our contingent consideration earn-out payment to be made to the former owners of Campus Labs, (iv) the period of time over which the technology in existence at the time of the acquisition will be replaced, (v) the operating margin to be earned in the future, and (vi) the appropriate discount rates to use for each acquired asset and liability.  In most cases, an increase in our expected future revenues would have the effect of increasing the value ascribed to our identifiable intangible assets and thereby increasing future amortization expense and decreasing the amount of goodwill recorded.  In the case of our contingent consideration arrangement, increases in expected future revenues would increase our contingent consideration liability and also the amount of goodwill recorded.  We utilized discount rates ranging between 16% and 19% to determine the fair value of the acquired intangible assets and contingent consideration liability.  Increases or decreases of one percentage point in the discount rate would not have a material impact on the amount of acquired intangible assets, contingent consideration liability or goodwill recorded in the transaction.

Our contingent consideration liability was a liability measured at fair value on a recurring basis which relied on unobservable inputs.  There was no payment due at the end of the earn-out period in 2013.

Revenue

In circumstances where we assess an implementation fee, our revenue recognition depends on our estimates of the client relationship period.

Results of Operations for the Years Ended December 31, 2013, 2012 and 2011

The following tables summarize key components of our results of operations for the periods indicated, both in thousands of dollars and as a percentage of revenue:

	Year Ended December 31,			Change from prior period
	2013	2012	2011	2013	2012	2013	2012
	(in thousands of dollars)			(in thousands of dollars)		(percentage)
Revenue:
Account revenue	$135,847	$150,715	$142,589	$(14,868)	$8,126	(9.9%)	5.7%
Payment transaction revenue	41,109	23,168	18,733	17,941	4,435	77.4%	23.7%
Higher education institution revenue	33,155	21,016	16,614	12,139	4,402	57.8%	26.5%
Other revenue	1,012	2,821	3,112	(1,809)	(291)	(64.1%)	(9.4%)
Revenue before customer credit plan	211,123	197,720	181,048	13,403	16,672	6.8%	9.2%
Less customer credit plan	–	–	(4,728)	–	4,728	100.0%	(100.0%)
Revenue	211,123	197,720	176,320	13,403	21,400	6.8%	12.1%
Cost of revenue	88,824	80,280	67,560	8,544	12,720	10.6%	18.8%
Gross margin	122,299	117,440	108,760	4,859	8,680	4.1%	8.0%
Operating expenses:
General and administrative	58,555	46,321	37,715	12,234	8,606	26.4%	22.8%
Product development	9,305	5,221	3,265	4,084	1,956	78.2%	59.9%
Sales and marketing	17,058	12,284	20,265	4,774	(7,981)	38.9%	(39.4%)
Litigation settlement and related costs	16,320	–	–	16,320	–	100.0%	100.0%
Merger and acquisition related (income) expenses, net	(4,791)	(5,828)	–	1,037	(5,828)	(17.8%)	100.0%
Total operating expenses	96,447	57,998	61,245	38,449	(3,247)	66.3%	(5.3%)
Income from operations	25,852	59,442	47,515	(33,590)	11,927	(56.5%)	25.1%
Interest income	88	109	68	(21)	41	(19.3%)	60.3%
Interest expense	(3,082)	(967)	(266)	(2,115)	(701)	218.7%	263.5%
Other income	622	310	1,500	312	(1,190)	100.6%	(79.3%)
Net income before income taxes	23,480	58,894	48,817	(35,414)	10,077	(60.1%)	20.6%
Income tax expense	9,352	22,024	16,924	(12,672)	5,100	(57.5%)	30.1%
Net income	$14,128	$36,870	$31,893	$(22,742)	$4,977	(61.7%)	15.6%

	Year Ended December 31,
	2013	2012	2011
	(% of revenue)
Revenue:
Account revenue	64.3%	76.2%	80.9%
Payment transaction revenue	19.5%	11.7%	10.6%
Higher education institution revenue	15.7%	10.6%	9.4%
Other revenue	0.5%	1.4%	1.8%
Revenue before customer credit plan	100.0%	100.0%	102.7%
Less customer credit plan	0.0%	0.0%	(2.7%)
Revenue	100.0%	100.0%	100.0%
Cost of revenue	42.1%	40.6%	38.3%
Gross margin	57.9%	59.4%	61.7%
Operating expenses:
General and administrative	27.7%	23.4%	21.4%
Product development	4.4%	2.6%	1.9%
Sales and marketing	8.1%	6.2%	11.5%
Litigation settlement and related costs	7.7%	0.0%	0.0%
Merger and acquisition related (income) expenses, net	(2.3%)	(2.9%)	0.0%
Total operating expenses	45.7%	29.3%	34.7%
Income from operations	12.2%	30.1%	26.9%
Interest income	0.0%	0.1%	0.0%
Interest expense	(1.5%)	(0.5%)	(0.2%)
Other income	0.3%	0.2%	0.9%
Net income before income taxes	11.1%	29.8%	27.7%
Income tax expense	4.4%	11.1%	9.6%
Net income	6.7%	18.6%	18.1%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Account Revenue

The decrease in account revenue was primarily due to a decrease in the service fees assessed to our customers during the year ended December 31, 2013. Our service fees decreased primarily as a result of changes we made to our account fee schedule over the past year, including: (i) the removal of a fee which was previously assessed to abandoned accounts, (ii) the removal of a fee assessed to customers that had not repaid an overdraft balance within an allotted time period, and (iii) a decrease in the types of transactions which can produce an insufficient funds fee. Those decreases were partially offset by a monthly fee which is assessed on OneAccounts that are not held by students and who do not deposit a minimum amount. As a result of these changes, we expect to continue to experience a decrease in the amount of service fees assessed per account until each of these fee changes has been in place for a full year. The removal of the fee which was previously assessed on abandoned accounts and the change in the transaction types that produce an insufficient funds fee were both implemented on January 1, 2013. The fee assessed on customers that had not repaid their overdraft balance was eliminated on August 1, 2013. The decrease in service fees was partially offset by an increase in interchange revenue which is primarily the result of certain incentives we earn from our issuing card network which was not included in interchange revenue in the prior year as a result of a change in our contract.

Payment Transaction Revenue

The majority of the increase in payment transaction revenue was due to revenue associated with the Campus Solutions business.   The Campus Solutions business contributed $10.3 million of revenue during the year ended December 31, 2013.  The volume of transactions processed through the SmartPay payment module also increased significantly during the year ended December 31, 2013 which lead to increases in payment transaction revenue.  The increase in payment transaction volume was primarily the result of increases in payments processed at higher education institutions that were clients as of December 31, 2012 which was partially due to the introduction during 2013 of Visa as a payment method for SmartPay and, to a much lesser extent, due to the addition of higher education institution clients that began utilizing the SmartPay payment module after December 31, 2012.

Higher Education Institution Revenue

The increase in higher education institution revenue was primarily due to the inclusion of a full year of revenue from the acquisition of the Campus Labs business. Educational Services contributed approximately $11.2 million of revenue during the year ended December 31, 2013, compared to $2.9 million in the year ended December 31, 2012. The remaining increase in higher education revenue was a result of revenue associated with the Campus Solutions business as well as higher subscription revenue for our payment processing products.

Other Revenue

As a result of a change in our arrangement with MasterCard, which took effect in the fourth quarter of 2012, the amount of revenue received from MasterCard, which is recorded in other revenue, has declined and was the main reason for the decrease in other revenue compared to the year ended December 31, 2012.

Cost of Revenue

During the year ended December 31, 2013, our cost of revenue increased at a higher rate than revenue, which resulted in a lower gross margin percentage compared to the year ended December 31, 2012.  The decrease in our gross margin percentage was due to the inclusion of the Campus Solutions business, which currently has a lower gross margin percentage than our other products and services. The increase in our cost of revenue was primarily related to additional costs needed to support the growth of our payment transaction volume, including costs related to the Campus Solutions acquisition. We experienced a significant decrease in our provision for operational losses, but the decrease was offset by other costs, including customer service costs and expenses associated with the acquisition of the Campus Labs and Campus Solutions businesses, including data processing costs, amortization expense of acquired intangible assets and personnel-related costs.

General and Administrative Expense

The increase in general and administrative expenses is primarily attributable to the following four factors: (i) our personnel costs increased compared to the year ended December 31, 2012, due to an increase in the number of our employees, (ii) our professional fees increased as a result of legal costs incurred related to our outstanding litigation, (iii) our depreciation expense increased as a result of additional computer operations and technology support being provided through internal resources, rather than outsourced service providers, and (iv) we incurred approximately $1.0 million of non-recurring bank partner transition costs in connection with our relationship with Customers Bank.

Product Development Expense

The increase in product development expense was primarily due to increases in personnel costs, a portion of which is due to the employees hired in connection with our acquisition of the Campus Labs business in August 2012. We also incurred transition-related product development expenses associated with the Campus Solutions acquisition, which increased our total product development costs during the year ended December 31, 2013.

Sales and Marketing Expense

The increase in sales and marketing expense was primarily due to two factors. The largest portion of the increase is due to higher personnel costs in the year ended December 31, 2013, a portion of which is due to the employees hired in connection with our acquisitions of the Campus Labs and Campus Solutions businesses.  We also recorded higher amortization expense in the year ended December 31, 2013 related to the Campus Labs and Campus Solutions acquisitions. In addition, we experienced increases in certain marketing costs associated with additional programs designed for our higher education institution clients and their students.

Litigation Settlement and Related Costs

In October 2013, we reached an agreement in principle on the key terms of a settlement that would resolve the class action litigation that was filed against us in 2012, referred to collectively as, In re Higher One OneAccount Multi-District Litigation. In February 2014, we executed a settlement agreement, the terms of which include a payment of approximately $15.0 million to a settlement fund, which we paid in February 2014, an agreement to pay the cost of notice to the class and an agreement to make and/or maintain certain practice changes. On February 14, 2014, plaintiffs asked the court to preliminarily approve the settlement. The court must approve the settlement before it becomes final and binding. There is no assurance that the court will approve the settlement.

During the year ended December 31, 2013, we recorded an accrual for an estimated charge of $16.3 million to reflect our estimate of the resolution, inclusive of additional legal and other administrative costs, based on the agreement in principle.  The actual loss could vary materially from the current estimate if the costs to administer the settlement are greater than the amount which we have accrued.

Merger and Acquisition Related Expenses, Net

Our merger and acquisition related expenses include professional fees associated with the acquisitions of the Campus Labs and Campus Solutions businesses and certain employee-related costs.  These costs were offset by fair value adjustments to the contingent consideration component of the purchase price of the Campus Labs acquisition from August 2012, which resulted in a net reduction in operating expenses.

Our contingent consideration liability was measured at fair value on a recurring basis. It was valued using probability-weighted, future possible expected outcomes and an appropriate discount rate.  Our contingent consideration liability was a potential earn-out payment if the amount of 2013 revenues for the acquired Campus Labs business was in excess of $12.5 million. During the year ended December 31, 2013, we recorded an adjustment of $5.8 million as a result of a decrease in the fair value of the contingent consideration liability.  The decrease in fair value of the contingent consideration liability was the result of a decrease in the amount of revenues we expected to be earned during 2013 subject to the earn-out.  During the twelve months ended December 31, 2012, we recorded an adjustment of $7.3 million as a result of a decrease in the fair value of the contingent consideration liability.

Interest Expense

Our interest expense increased compared to the prior period as a result of an increase in the outstanding balance on our Credit Facility (as defined below), including amounts drawn to finance the acquisition of the Campus Solutions business during 2013.  The amount outstanding on our Credit Facility ranged from $63 million to $112 million during the year ended December 31, 2013 and the average interest rate during the period was 2.3%.

Income Tax Expense

The decrease in income tax expense was primarily due to the decrease in net income before taxes. The effective tax rates for the year ended December 31, 2013 and 2012 were 39.8% and 37.4%, respectively. The increase in our effective rate from the year ended December 31, 2012 is the result of certain non-deductible expenses, including incentive stock options and meals and entertainment, being a larger percentage of our net income before taxes during the year ended December 31, 2013.  The non-deductible expenses were a larger percentage of net income before income taxes primarily as a result of the loss we recorded on the litigation settlement during the year ended December 31, 2013.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Account revenue

The increase in account revenue was primarily due to an increase in activity and overall transaction volume within our OneAccounts. While the number of OneAccounts from December 31, 2011 to December 31, 2012 was relatively flat, there were more accounts that had activity during the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in the number of OneAccounts which had activity during the year ended December 31, 2012 resulted in increases in interchange fees and other fees that our bank partners remit to us. The number of OneAccounts as of December 31, 2012 was impacted by a change we made to close out low balance, inactive accounts during the year ended December 31, 2012 which led to the acceleration of closing out such accounts. Partially as a result of the accelerated closure of low balance, inactive accounts, there was a decrease of approximately 128 thousand OneAccounts during the year ended December 31, 2012 for those OneAccounts affiliated with schools that were Refund Management clients as of December 31, 2011. There were approximately 135 thousand OneAccounts as of December 31, 2012 which were affiliated with schools that began processing financial refunds using Refund Management during the year ended December 31, 2012.

Payment Transaction Revenue

The increase in payment transaction revenue was primarily due to an increase in payments processed at higher education institutions that were utilizing the SmartPay payment module during the year ended December 31, 2012 as well as the inclusion of new higher education institution clients that began utilizing SmartPay since the year ended December 31, 2011. A portion of the increase was also due to the inclusion of revenue from MyPaymentPlan+, a new service offered during the year ended December 31, 2012.

Higher Education Institution Revenue

The increase in higher education institution revenue was primarily due to the inclusion of revenue from the acquisition of Campus Labs in August 2012.  Educational Services, formerly known as the Campus Labs suite of products contributed approximately $2.9 million of revenue during the year ended December 31, 2012.  The remaining increase in higher education revenue was primarily as a result of higher subscription revenue for our payment processing products.  The increase in subscription revenue is generally due to the increase in number of new modules sold to previously existing higher education institution clients, as well as sales of the payment processing products to new higher education institution clients over the course of the last twelve months.

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

Cost of Revenue

We generally expect cost of revenue to increase proportionally with our revenue as many of these costs are variable and associated with either the number of OneAccounts or the dollar volume of transactions processed through our SmartPay payment module. During the year ended December 31, 2012, our cost of revenue increased at a higher rate than revenue, which resulted in a decrease in our gross margin percentage of approximately 2.3 percentage points compared to 2011. Our data processing costs and our provision for operational loss both increased at higher rates than our revenue growth. The year over year increase in our provision for operational losses was lower in the second half of 2012, compared to the first half of 2012. The increase in data processing costs is due in part to a decrease in the growth rate of our OneAccount transaction volume, which led to an average higher per transaction cost during the year ended December 31, 2012 compared to the prior year period.

General and Administrative Expense

Although general and administrative expenses are expected to continue to increase as our size grows, such expenses increased at a higher rate than our revenue growth during the year ended December 31, 2012. The increase in general and administrative expenses was driven primarily by increases in the following areas: facilities-related costs, including deprecation, employee compensation and professional fees. Our facilities-related costs, including depreciation, increased during the year ended December 31, 2012 as a result of the completion of the real estate development project at the end of 2011. As a result, we recorded a full year of depreciation on our new headquarters during the year ended December 31, 2012. Our employee compensation and professional fees both increased during the year ended December 31, 2012, due in part to additional resources needed to support the transition to and maintenance of multiple bank partners.

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

Merger and Acquisition Related Expenses, Net

Our merger and acquisition related expenses during the year ended December 31, 2012 related to our acquisition of Campus Labs in August 2012. These expenses include professional fees associated with the acquisition and related audit, a fair value adjustment to the contingent consideration component of the purchase price and certain employee related costs related to a bonus to be paid to employees previously employed by Campus Labs following a specified time period of employment by Higher One. During the period following the acquisition of Campus Labs, we recorded fair value adjustments to the contingent consideration component of the purchase price totaling $7.3 million which reduced the liability and also reduced our operating expenses.

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

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows from operations and borrowings under our October 2012 Facility (as described below). As of December 31, 2013, we had $6.3 million in cash and cash equivalents, $0.2 million in available-for-sale securities and approximately $44 million available under our October 2012 Facility. Our primary liquidity requirements are for working capital, capital expenditures, product development expenses and general corporate needs. As of December 31, 2013, we had a working capital deficit of $17.5 million.  A large portion of our working capital deficit is due to the loss we accrued for the class action litigation.  We deposited $15.0 million into an escrow account to satisfy our obligations under the settlement agreement which we executed February 2014.

Senior Secured Revolving Credit Facility

December 2010 Facility

On December 31, 2010, HOI entered into a senior secured revolving credit facility in an amount of $50.0 million, or the December 2010 Facility. The December 2010 Facility provided for a letter of credit facility of up to $3.0 million and included certain restrictions on the amount of acquisitions we may complete. Each of HOH, HOMI, Real Estate Inc. and Real Estate LLC, or together with HOI, the Loan Obligors, was a guarantor of HOI’s obligations under the December 2010 Facility.

The December 2010 Facility was secured by a perfected first priority security interest in all of the capital stock of Higher One, Inc. and its subsidiaries, and substantially all of each Loan Obligor’s tangible and intangible assets, other than intellectual property. Each of the Loan Obligors granted a negative pledge of the intellectual property of HOI and its subsidiaries to the administrative agent under the December 2010 Facility.

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

The December 2010 Facility contained certain affirmative covenants including, covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral. The December 2010 Facility also contained certain negative covenants that, among other things, restricted HOI’s ability, subject to certain exceptions, to incur additional indebtedness, grant liens on its assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of its business and engage in transactions with its affiliates.

In addition, the December 2010 Facility contained certain financial covenants that required us to maintain a minimum EBITDA level measured on the prior four fiscal quarters of $50 million, a funded debt to EBITDA ratio not to exceed 2.00 to 1.00, and a fixed charge coverage ratio of at least 1.25 to 1.00.

October 2012 Facility

On October 16, 2012, HOI terminated the December 2010 Facility and entered into a new five-year senior secured revolving credit facility in an amount of $200.0 million, which we refer to as the October 2012 Facility or the Credit Facility. All amounts outstanding under the December 2010 Facility, which was $30.0 million, were repaid in full using borrowings available under the October 2012 Facility. The October 2012 Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs. Loans drawn under the October 2012 Facility are payable in a single maturity on October 16, 2017.

Each of the Loan Obligors is a guarantor of HOI’s obligations under the October 2012 Facility. Loans drawn under the October 2012 Facility are secured by a perfected first priority security interest in all of the capital stock of HOI and its domestic subsidiaries, and substantially all of each Loan Obligor’s tangible and intangible assets, including intellectual property.

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

The October 2012 Facility contains certain affirmative covenants, including covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral. The October 2012 Facility also contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of our business and engage in transactions with our affiliates. In addition, the October 2012 Facility contains certain financial covenants that require us to maintain EBITDA, as defined in the October 2012 Facility, on a consolidated basis for the prior four fiscal quarters of at least $50 million, a funded debt to EBITDA ratio of 2.50 to 1.00 or less between October 16, 2012 and December 31, 2014 and of 2.00 to 1.00 or less thereafter, and a fixed charge coverage ratio of at least 1.25 to 1.00. We were in compliance with each of the applicable affirmative, negative and financial covenants of the October 2012 Facility as of December 31, 2013.

We incurred financing costs of $1.6 million in 2012, relating to the October 2012 Facility. These financing costs are included in deferred costs on the accompanying consolidated balance sheets. As of December 31, 2013, we had $89 million outstanding under the October 2012 Facility at a weighted average interest rate of 2.4%.

Cash Flows

The following table presents information regarding our cash flows, cash and cash equivalents for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,			Change from prior period
	2013	2012	2011	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$47,509	$53,597	$44,467	$(6,088)	$9,130
Investing activities	(59,842)	(50,051)	(43,011)	(9,791)	(7,040)
Financing activities	5,570	(29,600)	3,145	35,170	(32,745)
Change in cash and cash equivalents	(6,763)	(26,054)	4,601	19,291	(30,655)
Cash and cash equivalents, end of period	$6,268	$13,031	$39,085	$(6,763)	$(26,054)

Operating Activities

The $6.1 million decrease in net cash provided by operating activities for the year ended December 31, 2013 was primarily the result of a decrease in net income of $22.7 million.  The decrease in net income was partially offset by an increase in accrued expenses of $19.4 million, which is largely the result of an accrual of $16.3 million related to the expected costs to settle our class action litigation.

The $9.1 million increase in net cash provided by operating activities for the year ended December 31, 2012 was primarily due to changes in our working capital accounts, including receipt of a large income tax receivable which was outstanding as of December 31, 2011.

Investing Activities

Net cash used for investing activities for 2013 primarily related to our acquisition of Campus Solutions and capital expenditures. Our capital expenditures during the year ended December 31, 2013 were lower than the prior year as a result of expenditures related to our real estate development project during the year ended December 31, 2012. During 2013, we also continued several software development projects, certain of which are still in the application development stage.

Net cash used for investing activities for 2012 primarily related to our acquisition of Campus Labs and capital expenditures. Our capital expenditures included approximately $11.8 million in expenditures related to our real estate development project as well other projects. We had net cash of $15.5 million provided by our available for sale investments. During the year ended December 31, 2012, we sold substantially all of our available for sale investments in order to fund other liquidity needs, including the acquisition of Campus Labs and our treasury stock purchases. During 2012, we also continued several software development projects.

We believe that our cash flow from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months.

Real Estate Development Project

During 2011 and 2012, we completed a project that developed two previously existing commercial buildings located in New Haven, Connecticut into our new corporate headquarters. We moved into the redeveloped buildings at the end of 2011. Our net cost has been reduced by federal tax credits, state grants and other programs described below. The real estate development project was funded using existing cash, cash generated from operations, various credits and grants and other financing.

A summary of the subsidies, grants and credits we received, or are due to us, as of December 31, 2013 are as follows:

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
The full grant proceeds were received in 2011. We must (i) maintain corporate headquarters in Connecticut through 2021, (ii) maintain a specified minimum average employment level for the years 2015 – 2018 and (iii) adhere to other administrative criteria.

Connecticut Development Authority Sales and Use Tax Relief Program	1,000
This program provided relief on certain sales and use tax associated with the real estate development project. We must maintain corporate headquarters in Connecticut through 2021 and meet a specified minimum employment level as of March 31, 2015.

Other contributions	5,423
Cash contributions from Science Park Development Corporation and the prior building owner were received during 2011 and 2012 to offset a portion of the environmental remediation costs.  In addition, $3.5 million is due to us from Science Park Development Corporation as of December 31, 2013 associated with state historic tax credits generated by the project.  This amount has been recorded within prepaid expenses and other current assets along with an offsetting reduction to our fixed assets in our consolidated balance sheet as of December 31, 2013.  We received payment of the amounts receivable in January 2014.

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

Name of program	Potential amount (in thousands)	Nature of the program
DECD Urban and Industrial Site Reinvestment Tax Credits	$18,500	State tax credits that can be earned through 2019

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

In connection with the NMTC transaction, we provided a guaranty related to our actions or inactions which cause either a NMTC disallowance or recapture event. In the event that we cause either a recapture or disallowance of the tax credits expected to be generated under this program, we will be required to repay the disallowed or recaptured tax credits, plus an amount sufficient to pay the taxes on such repayment, to the counterparty of the agreement. This guaranty remains in place for seven years following this NMTC transaction. The maximum potential amount of future payments of this guaranty is approximately $6 million. We currently believe that the likelihood of us being required to make a payment under this guaranty is remote.

In connection with the real estate development project described above, during 2013 we made an equity investment in a residential development adjacent to our corporate headquarters.  The equity investment totaled $3.9 million during the year ended December 31, 2013.  We expect to make additional investments during 2014 as construction is completed.  The total amount expected to be invested during 2014 is approximately $8.8 million.  As a result of our equity investment in the residential development, we will receive the pass-through of federal historic tax credits generated by the residential development and the right to receive certain cash flows generated from the project.  The federal historic tax credits are expected to be approximately $11.2 million and are expected to reduce our federal income taxes payable during the years ending December 31, 2014 and 2015.

Financing Activities

The net cash provided by financing activities in 2013 was primarily related to net proceeds from our October 2012 Facility.  Funds borrowed under the October 2012 Facility of $52.0 million were primarily used for our acquisition of the Campus Solutions business in May 2013.  Repurchases of our common stock totaled $6.0 million during 2013, which was significantly less than the amount repurchased during the year ended December 31, 2012. The impact of stock option exercises also contributed to cash provided by financing activities; both cash received from the exercise of stock options and the tax benefit associated with certain stock option exercises.  There were fewer options exercised during the year ended December 31, 2013, which resulted in less proceeds related to the exercise and associated tax benefit of the options.

The net cash used in financing activities in 2012 was primarily related to repurchases of our common stock, which totaled $115.7 million during 2012. A portion of the common stock purchases were financed through borrowings under our October 2012 Facility. Borrowings under our credit facility were also used to fund a portion of the purchase price of the acquisition of Campus Labs. The impact of stock option exercises also contributed to cash provided by financing activities; both cash received from the exercise of stock options and the tax benefit associated with certain stock option exercises.

Supplemental Non-GAAP Financial and Operating Information

	Year Ended December 31,
	2013	2012	2011
	(in thousands)

Adjusted EBITDA (1)	$57,773	$68,267	$73,993
Adjusted net income (2)	$29,212	$38,750	$45,028

Number of students enrolled at Refund Management client higher education institutions at end of period	5,000	4,642	4,169

Number of OneAccounts at end of period	2,192	2,004	1,997

(1)     We define adjusted EBITDA as net income before interest, income taxes and depreciation and amortization, or EBITDA, further adjusted to remove the effects of the following items (which may not be applicable for all periods presented): (i) stock-based customer acquisition expense related to our grants of common stock in connection with our acquisition of EduCard in 2008, (ii) cash-based customer acquisition expense related to the acquisition of IDC, (iii) merger and acquisition charges related to our acquisition of Campus Labs in 2012 and Campus Solutions in 2013, (iv) stock-based compensation expense, (v) the impact of the customer credit plan in 2011, (vi) the gain we recorded in connection with the settlement of our litigation with the former stockholders of IDC in 2011, (vii) litigation settlement costs in 2013 related to a series of class action lawsuits, and (viii) non-recurring costs associated with our transition to a new bank partner relationship in 2013. Neither EBITDA nor adjusted EBITDA should be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other organizations, because other organizations may not calculate EBITDA and adjusted EBITDA in the same manner as we do. We prepare and present adjusted EBITDA to eliminate the effect of items that we do not consider indicative of our core operating performance.

We believe adjusted EBITDA is useful to our board of directors, management and investors in evaluating our operating performance for the following reasons:

•	adjusted EBITDA is widely used by investors to measure a company’s operating performance without regard to certain items, such as interest expense, income tax expense, depreciation and amortization, stock-based expenses and certain other items, that can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the book value of their assets, their capital structures and the method by which their assets were acquired;

•	securities analysts use adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies;

•	because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time, stock-based customer acquisition expense and stock-based compensation expense are not key measures of our core operating performance;

•	because merger and acquisition related costs, including adjustments to the fair value of our contingent consideration liability, are specific to an acquisition of a business, we believe that the costs related to such an acquisition and do not reflect how our business is performing at any particular time;

•	our decision to institute the customer credit plan during 2011, which provided approximately $4.7 million in credits to customers, does not reflect our current performance;

•	cash-based customer acquisition expense is an item related to the acquisition of IDC and does not reflect how our business is performing at any particular time;

•	the gain we recorded in connection with the settlement of our litigation with the former stockholders of IDC is an item related to the acquisition of IDC and does not reflect how our business is performing at any particular time;

•	the litigation settlement costs, which we incurred during 2013, were related to a series of class action lawsuits covering a long period of time and does not reflect our current performance; and

•	the costs associated with our transition to a new bank partner relationship in 2013 is an item which we have not historically incurred when establishing a new bank partner relationship and do not expect to incur in the future.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to EBITDA and adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income	$14,128	$36,870	$31,893
Interest income	(88)	(109)	(68)
Interest expense	3,082	967	266
Income tax expense	9,352	22,024	16,924
Depreciation and amortization	14,620	10,250	7,021
EBITDA	41,094	70,002	56,036
Stock-based compensation expense	4,144	4,093	3,868
Stock-based and other customer acquisition expense	–	–	10,861
Merger and acquisition related	(4,791)	(5,828)	–
Litigation settlement and bank partner transition	17,326	–	–
Customer credit plan	–	–	4,728
Other income	–	–	(1,500)
Adjusted EBITDA	$57,773	$68,267	$73,993

(2)     We define adjusted net income as net income, adjusted to eliminate (a) stock-based compensation expense related to incentive stock option grants and the gain we recorded in connection with the settlement of our litigation with the former stockholders of IDC and (b) after giving effect to tax adjustments, (i) stock-based compensation expense related to non-qualified stock option grants, (ii) stock-based customer acquisition expense related to our grant of common stock in connection with our acquisition of EduCard in 2008, (iii) cash-based customer acquisition expense related to the acquisition of IDC, (iv) the impact of the customer credit plan in 2011, (v) merger and acquisition charges related to our acquisition of Campus Labs in 2012 and Campus Solutions in 2013, (vi) litigation settlement costs in 2013 related to a series of class action lawsuits, (vii) non-recurring costs associated with our transition to a new bank partner relationship in 2013 and (viii) amortization expenses related to intangible assets and financing costs. Adjusted net income should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our adjusted net income may not be comparable to similarly titled measures of other organizations, because other organizations may not calculate adjusted net income in the same manner as we do. We prepare adjusted net income to eliminate the effect of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate our adjustments and the reasons we consider them appropriate.

We believe adjusted net income is useful to our board of directors, management and investors in evaluating our operating performance for the following reasons:

•	because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time, stock-based customer acquisition expense and stock-based compensation expense are not key measures of our core operating performance;

•	because cash-based customer acquisition expense is an item related to the acquisition of IDC and does not reflect how our business is performing at any particular time;

•	because merger and acquisition related costs, including adjustments to the fair value of our contingent consideration liability, are specific to an acquisition of a business, we believe that the costs related to such an acquisition do not reflect how our business is performing at any particular time;

•	our decision to institute the customer credit plan during 2011, which provided approximately $4.7 million in credits to customers, does not reflect our current performance;

•	amortization expenses can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired;

•	the gain we recorded in connection with the settlement of our litigation with the former stockholders of IDC is an item related to the acquisition of IDC and does not reflect how our business is performing at any particular time;

•	the litigation settlement costs, which we incurred during 2013, were related to a series of class action lawsuits covering a long period of time and does not reflect our current performance; and

•	the costs associated with our transition to a new bank partner relationship in 2013 is an item which we have not historically incurred when establishing a new bank partner relationship and do not expect to incur in the future.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to adjusted net income for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income	$14,128	$36,870	$31,893

Merger and acquisition related	(4,791)	(5,828)	–
Litigation settlement and bank partner transition	17,326	–	–
Customer credit plan	–	–	4,728
Stock-based and other customer acquisition expense	–	–	10,861
Other income	–	–	(1,500)
Stock-based compensation expense - incentive stock option grants	1,896	1,964	1,743
Stock-based compensation expense - non-qualified stock option grants	2,248	2,129	2,125
Amortization of acquired intangible assets	6,209	3,350	3,071
Amortization of deferred finance costs	452	213	76
Total pre-tax adjustments	23,340	1,828	21,104
Tax rate	38.5%	38.2%	38.2%
Less: tax adjustment (1)	8,256	(52)	7,969
Adjusted net income	$29,212	$38,750	$45,028

(1)	We have tax effected all the pre-tax adjustments except for stock-based compensation expense for incentive stock options, which are generally not tax deductible and other income which is not tax deductible.

The adjusted EBITDA and adjusted net income measures presented in this annual report on Form 10-K may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements, in particular our credit facility agreement.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	5+ Years	All Other
	(in thousands)
Long-term debt obligations (1)	$96,633	$–	$–	$89,000	$7,633	$–
Interest payments on long-term debt obligations (1)	9,591	2,235	4,470	1,871	1,015	–
Operating lease obligations (2)	2,908	633	755	456	1,064	–
Purchase obligations (3)	10,946	2,718	5,736	2,492	–	–
Uncertain tax positions and related interest (4)	578	–	–	–	–	578
Total contractual obligations	$120,656	$5,586	$10,961	$93,819	$9,712	$578

(1)	We have a variable rate senior secured revolving credit facility which matures on October 16, 2017, and a fixed rate loan payable which has a maturity date of 2041 and in which payments commence in 2019. Interest payments have been estimated assuming that the long-term debt is outstanding until maturity and the interest rate on our senior secured revolving credit facility remains consistent with our weighted average interest rate as of December 31, 2013.
(2)	We lease certain property in various locations under non-cancelable operating leases.
(3)	Purchase obligations include minimum amounts committed under contracts for services.
(4)	We are unable to reasonably estimate the timing of such liability and interest payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, change in our financial condition, results of operations, liquidity, capital expenditures or capital resources that is material.

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

Item 7A.             Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our Credit Facility accrues interest at a rate equal to a base rate or Eurodollar rate plus an applicable margin (depending on Higher One, Inc.’s funded debt to EBITDA ratio). Based upon a sensitivity analysis at January 1, 2014, assuming average outstanding borrowings during the year ended December 31, 2013 of $94.3 million, a hypothetical 50 basis point increase in interest rates would result in an increase in interest expense of $0.5 million.

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

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act and as required by Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of such assessment did not include the Campus Solutions business, which was acquired on May 7, 2013 and accounted for as a purchase business combination.  The total assets and revenues of the Campus Solutions business represented approximately $5.1 million and 2.2% and $13.2 million and 6.3%, respectively, of the accompanying consolidated financial statement amounts as of and for the fiscal year ended December 31, 2013. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.             Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

 The information required by this item with respect to our executive officers is provided under the caption entitled “Executive Officers of the Registrant” in Part I of this annual report on Form 10-K and is incorporated by reference herein. The rest of the information required by this Item will be included in our Proxy Statement for the 2014 Annual Meeting of Stockholders set forth under the captions “General Information About the Board of Directors” and “Election of Directors,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2013 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be included in our Proxy Statement for the 2014 Annual Meeting of Stockholders set forth under the captions “Director Compensation,” “Named Executive Officer Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2013 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in our Proxy Statement for the 2014 Annual Meeting of Stockholders set forth under the captions “Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management” and “Equity Compensation Plan Information,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2013 and is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this Item will be included in our Proxy Statement for the 2014 Annual Meeting of Stockholders set forth under the caption “Certain Relationships and Related Transactions,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2013 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be included in our Proxy Statement for the 2014 Annual Meeting of Stockholders set forth under the headings “Fees Billed by Principal Accountant” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2013and is incorporated herein by reference.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2013 to be signed on their behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2014

Higher One Holdings, Inc.

/s/ MARK VOLCHEK
Mark Volchek President and Chief Executive Officer (Duly authorized officer and principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK VOLCHEK
Mark Volchek	President, Chief Executive Officer and Director (principal executive officer)	March 7, 2014

/s/ CHRISTOPHER WOLF
Christopher Wolf	Chief Financial Officer (principal financial officer)	March 7, 2014

/s/ MILES LASATER
Miles Lasater	Chairman of the Board of Directors	March 7, 2014

/s/ PAUL BIDDELMAN
Paul Biddelman	Director	March 7, 2014

/s/ SAMARA BRAUNSTEIN
Samara Braunstein	Director	March 7, 2014

/s/ DAVID CROMWELL
David Cromwell	Director	March 7, 2014

/s/ STEWART GROSS
Stewart Gross	Director	March 7, 2014

/s/ ROBERT HARTHEIMER
Robert Hartheimer	Director	March 7, 2014

/s/ DEAN HATTON
Dean Hatton	Director	March 7, 2014

/s/ PATRICK MCFADDEN
Patrick McFadden	Director	March 7, 2014

/s/ CHARLES MORAN
Charles Moran	Director	March 7, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Higher One Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Higher One Holdings, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in the Report of Management on Internal Control over Financial Reporting, management has excluded the Campus Solutions business from its assessment of internal control over financial reporting as of December 31, 2013 because the business was acquired by the Company in a purchase business combination during the year ended December 31, 2013.  We have also excluded the Campus Solutions business from our audit of internal control over financial reporting.  The total assets and total revenues of the Campus Solutions business represent 2.2% and 6.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut
March 7, 2014

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2013 and 2012
(In thousands of dollars, except share and per share amounts)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$6,268	$13,031
Investments in marketable securities	247	247
Accounts receivable	8,747	4,860
Income receivable	6,680	7,466
Deferred tax assets	5,895	37
Income tax receivable, net	-	1,593
Prepaid expenses and other current assets	10,890	9,297
Restricted cash	250	2,000
Total current assets	38,977	38,531
Deferred costs	4,373	4,665
Fixed assets, net	49,888	52,686
Intangible assets, net	57,524	38,143
Goodwill	66,548	47,000
Loan receivable related to New Markets Tax Credit financing (Note 12)	7,633	7,633
Other assets	4,940	740
Restricted cash	2,500	1,500
Total assets	$232,383	$190,898

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,787	$3,756
Accrued expenses	30,322	12,526
Contingent consideration, current portion	-	2,230
Deferred tax liabilities	-	356
Deferred revenue	22,392	16,027
Total current liabilities	56,501	34,895
Deferred revenue and other non-current liabilities	2,342	2,517
Loan payable and deferred contribution related to New Markets Tax Credit financing (Note 12)	9,181	9,490
Debt	89,000	80,000
Contingent consideration, non-current portion	-	3,520
Deferred tax liabilities	2,393	2,764
Total liabilities	159,417	133,186
Commitments and contingencies (Note 16)

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 59,028,810 shares issued and 47,115,784 shares outstanding at December 31, 2013; 58,045,404 shares issued and 46,660,781 shares outstanding at December 31, 2012	60	59
Additional paid-in capital	181,339	174,218
Treasury stock, 11,913,026 and 11,384,623 shares at December 31, 2013 and December 31, 2012, respectively	(137,899)	(131,903)
Retained earnings	29,466	15,338
Total stockholders' equity	72,966	57,712
Total liabilities and stockholders' equity	$232,383	$190,898

The accompanying notes are an integral part of these consolidated financial statements.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands of dollars, except shares and per share amounts)

	2013	2012	2011
Revenue:
Account revenue	$135,847	$150,715	$142,589
Payment transaction revenue	41,109	23,168	18,733
Higher education institution revenue	33,155	21,016	16,614
Other revenue	1,012	2,821	3,112
Revenue before customer credit plan	211,123	197,720	181,048
Less customer credit plan	–	–	(4,728)
Revenue	211,123	197,720	176,320
Cost of revenue	88,824	80,280	67,560
Gross margin	122,299	117,440	108,760
Operating expenses:
General and administrative	58,555	46,321	37,715
Product development	9,305	5,221	3,265
Sales and marketing	17,058	12,284	20,265
Litigation settlement and related costs	16,320	–	–
Merger and acquisition related (income) expenses, net	(4,791)	(5,828)	–
Total operating expenses	96,447	57,998	61,245
Income from operations	25,852	59,442	47,515
Interest income	88	109	68
Interest expense	(3,082)	(967)	(266)
Other income	622	310	1,500
Net income before income taxes	23,480	58,894	48,817
Income tax expense	9,352	22,024	16,924
Net income	$14,128	$36,870	$31,893

Net income available to common stockholders:
Basic	$14,128	$36,870	$31,893
Diluted	$14,128	$36,870	$31,893

Weighted average shares outstanding:
Basic	46,717,359	53,877,879	55,210,972
Diluted	48,368,365	56,728,807	59,553,678

Net income available to common stockholders per common share:
Basic	$0.30	$0.68	$0.58
Diluted	0.29	0.65	0.54

The accompanying notes are an integral part of these consolidated financial statements.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands of dollars, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2010	56,109,234	$56	$136,760	$–	$(53,425)	$83,391
Stock-based compensation	–	–	4,010	–	–	4,010
Stock-based customer acquisition expense	–	–	10,493	–	–	10,493
Tax benefit related to options	–	–	8,793	–	–	8,793
Repurchase of common stock	(1,060,123)	–	–	(16,208)	–	(16,208)
Exercise of stock options	1,566,572	2	1,212	–	–	1,214
Net income	–	–	–	–	31,893	31,893
Balance at December 31, 2011	56,615,683	$58	$161,268	$(16,208)	$(21,532)	$123,586
Stock-based compensation	–	–	4,287	–	–	4,287
Issuance of warrants	–	–	960	–	–	960
Tax benefit related to options	–	–	4,628	–	–	4,628
Repurchase of common stock	(10,324,500)	–	–	(115,695)	–	(115,695)
Cancellation of shares	(1,059,465)	(1)	–	–	–	(1)
Exercise of stock options	1,429,063	2	3,075	–	–	3,077
Net income	–	–	–	–	36,870	36,870
Balance at December 31, 2012	46,660,781	$59	$174,218	$(131,903)	$15,338	$57,712
Stock-based compensation	–	–	4,305	–	–	4,305
Issuance of restricted stock	70,882	–	–	–	–	–
Tax benefit related to options	–	–	1,514	–	–	1,514
Repurchase of common stock	(528,403)	–	–	(5,996)	–	(5,996)
Exercise of stock options	912,524	1	1,302	–	–	1,303
Net income	–	–	–	–	14,128	14,128
Balance at December 31, 2013	47,115,784	$60	$181,339	$(137,899)	$29,466	$72,966

The accompanying notes are an integral part of these consolidated financial statements.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands of dollars)

	2013	2012	2011
Cash flows from operating activities
Net income	$14,128	$36,870	$31,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,620	10,250	7,021
Amortization of deferred finance costs	452	213	76
Stock-based customer acquisition expense	–	–	10,493
Stock-based compensation	4,144	4,093	3,868
Deferred income taxes	(6,587)	1,856	(1,678)
Income tax benefit related to exercise of stock options	(1,514)	(4,655)	(8,793)
Non-cash fair value adjustment of contingent consideration	(5,750)	(7,250)	–
Other income	(309)	(313)	–
Gain on litigation settlement agreement	–	–	(1,500)
Loss on disposal of fixed assets	28	44	428
Changes in operating assets and liabilities:
Accounts receivable	(3,117)	1,220	(1,050)
Income receivable	786	(1,505)	(2,242)
Deferred costs	(1,392)	(903)	(992)
Prepaid expenses and other current assets	6,770	13,262	2,329
Other assets	(355)	(267)	109
Accounts payable	31	757	55
Accrued expenses	19,384	(3,256)	2,612
Deferred revenue	6,190	3,181	1,838
Net cash provided by operating activities	47,509	53,597	44,467
Cash flows from investing activities
Purchases of available for sale investment securities	–	(11,230)	(14,101)
Proceeds from sales of available for sale investment securities	–	14,634	13,055
Proceeds from maturities of available for sale investment securities	–	12,094	–
Purchases of fixed assets, net of changes in construction payables of ($163), $(11,799) and $11,584, respectively	(6,761)	(23,495)	(40,328)
Cash paid for acquired businesses	(47,250)	(37,280)	–
Proceeds from development related subsidies	–	330	7,125
Loan made related to New Markets Tax Credit financing	–	–	(7,633)
Additions to internal use software	(2,725)	(2,854)	(1,379)
Deposits to restricted cash, net	(1,250)	(2,250)	–
Payment to escrow agent	–	–	(1,250)
Capital contributions to equity method investment	(3,856)	–	–
Proceeds from escrow agent	2,000	–	1,500
Net cash used in investing activities	(59,842)	(50,051)	(43,011)
Cash flows from financing activities
Tax benefit related to exercise of stock options	1,514	4,655	8,793
Proceeds from exercise of stock options	1,303	3,077	1,214
Repayments of line of credit	(43,000)	–	–
Proceeds from line of credit	52,000	80,000	–
Proceeds related to New Markets Tax Credit financing	–	–	7,633
Deferred contribution related to New Markets Tax Credit financing	–	–	2,168
Payment of deferred financing costs	(251)	(1,637)	(455)
Repurchase of common stock	(5,996)	(115,695)	(16,208)
Net cash provided by (used in) financing activities	5,570	(29,600)	3,145
Net change in cash and cash equivalents	(6,763)	(26,054)	4,601
Cash and cash equivalents at beginning of period	13,031	39,085	34,484
Cash and cash equivalents at end of period	$6,268	$13,031	$39,085

Supplemental information:
Income tax paid	$11,977	$4,483	$14,279
Cash paid for interest	2,791	426	190

The accompanying notes are an integral part of these consolidated financial statements.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

1.	Nature of Business and Organization

Higher One Holdings, Inc., or HOH, is a leading provider of technology, data analytics and payment services to the higher education industry. HOH, through its subsidiaries, provides a comprehensive suite of disbursement and payment solutions specifically designed for higher education institutions and their students and has developed and acquired proprietary software-based solutions to provide these services. HOH is incorporated in Delaware and maintains its headquarters in New Haven, Connecticut.  HOH has a wholly-owned subsidiary, Higher One, Inc., or HOI, which has two wholly-owned subsidiaries, Higher One Machines, Inc., or HOMI, and Higher One Real Estate, Inc., or Real Estate Inc.  HOI and HOMI together own 99% of Higher One Financial Technology Private Limited, or HOFTPL.  Real Estate Inc. has a 98% ownership interest in Higher One Real Estate SP, LLC, or Real Estate LLC.  HOMI and HOFTPL perform certain of our operational support functions. Real Estate Inc. and Real Estate LLC were each formed to hold and operate certain of our real estate. The terms “we,” “us,” “our” or “Higher One,” unless the context otherwise requires, mean Higher One Holdings, Inc. and its subsidiaries.

2.	Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements reflect the financial position and results of operations of HOH and our majority and wholly-owned subsidiaries. Our investments in both unconsolidated entities in which a significant, but less than controlling, interest is held are accounted for by the equity method. Intercompany transactions and balances have been eliminated in consolidation.

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
December 31, 2013
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)
Fair Value Measurements

We evaluate assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period.

We had no recorded unrealized gains or losses from investments as of either December 31, 2013 or 2012 and there is no difference between the amortized cost and fair value of the securities we held. The fair value of our cash equivalents as of December 31, 2013 and 2012 was valued based upon Level 1 inputs.

Concentration of Credit Risk

Our potential concentration of credit risk consists primarily of trade accounts receivable from university clients. For the years ended December 31, 2013, 2012 and 2011, no university client individually accounted for more than 10% of trade accounts receivable or revenue.

Fixed Assets

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  We reflect grants, credits, and subsidies received in connection with our real estate development project, including capital-based investment grants and investment tax credits, as reductions in the net carrying value of the building.

Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of consideration transferred over the fair values assigned to the underlying net identifiable assets of acquired businesses. We test goodwill for impairment annually on October 31, or whenever events or changes in circumstances indicate that impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. If it is determined that impairment has occurred, we record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. We test intangible assets for impairment whenever events occur indicating that the carrying value may be impaired.  No impairments of goodwill or intangible assets were recorded during the years ended December 31, 2013, 2012 and 2011.

The costs of defending and protecting patents are expensed. All costs incurred to the point when a patent application is to be filed are expensed as incurred.

Intangible assets are amortized using an estimate of the pattern in which the intangible asset’s benefits are utilized, or the straight-line method if such a pattern cannot be determined, over the following estimated useful lives of the assets:

Completed technology	3 to 7 years
Customer relationships	4 to 12 years
Non-compete agreements	5 years
Tradenames	9 to 10 years

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of a long-lived asset to the sum of undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the difference between fair value of the asset compared to its carrying amount.

Capitalized Software

Computer software development costs incurred in the preliminary project stage for software to be used for internal use are expensed as incurred until the capitalization criteria have been met. The criteria for capitalization is defined as the point at which the preliminary project stage is complete, we commit to funding the computer software project, it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization ceases at the point that the computer software project is substantially complete and ready for its intended use. The capitalized costs are amortized using the straight-line method over the estimated economic life of the software, generally three years. During the years ended December 31, 2013, 2012 and 2011, approximately $2.9 million, $3.0 million and $1.5 million, respectively, of costs were capitalized. During the years ended December 31, 2013, 2012 and 2011, approximately $0.2 million, $0.2 million and $0.1 million, respectively, of the costs capitalized were from stock-based compensation.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

Revenue Recognition and Deferred Revenue

We derive revenues from the delivery of services to higher education institution clients and their constituents such as students, faculty, staff and alumni. Revenues are recognized when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured. We enter into long-term (generally three- or five-year initial term) contracts with higher education institutions to provide payment and disbursement services. Our contracts to provide data analytic services are usually one-year contracts. We categorize revenue as account revenue, payment transaction revenue, higher education institution revenue and other revenue. Deferred revenue consists of amounts billed to or received from clients prior to the performance of services. During 2011, we implemented a customer credit plan which returned fees that had been charged to customers previously which is recorded as a reduction of revenue. See Note 16 for further information.

Account Revenue

Account revenue is generated from deposit accounts opened and funded by students and other members of the campus community. We earn fees for services based on a fee schedule, including interchange fees charged to merchants, ATM fees, non-sufficient funds fees and other fees. Revenue on such transactions is recognized when the banking transaction is completed.
Payment Transaction Revenue

Payment transaction revenue is generated through convenience fees charged to students, parents or other payers who make payments to higher education institution clients through one of our payment products using a credit or debit card or by students who establish a payment plan through us. Payment transaction revenue is recognized when the transaction giving rise to the convenience fee is processed, or ratably over the duration of the payment plan.

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

Revenues from payment services include subscription fees from clients accessing on-demand application services and other services which are billed based on transaction volume. Transaction-based service fees are recognized in the period in which the service is provided.  Subscription fees are recognized ratably over the term of the subscription agreement, which generally ranges from 1 to 5 years and are renewable at the option of the customer. For certain payment transaction products, an implementation fee may be charged. This implementation fee is deferred and recognized over the longer of the estimated client relationship period, which we estimate is 5 years, or the contractual term of the agreement.

Revenues from data analytic services include subscription license fees from clients accessing on-demand application services. Subscription fees are recognized ratably over the term of the subscription agreement, which is generally 1 year and renew unless cancelled by the customer.

Other Revenue

Other revenue consists of two main components: (i) fees received from our current bank partners based on either the number of OneAccounts or prevailing interest rates and the total deposits held in accounts and (ii) for the period through June 30, 2012, a marketing incentive fee paid by MasterCard International Incorporated, or MasterCard, based on new debit card issuances. We recognize this revenue as it is earned in each period.

Cost of Revenues

Cost of revenue consists primarily of data processing expenses, interchange expenses related to online payment and ATM transactions, amortization of acquired technology, uncollectible fees and customer service expenses.

We incur set-up and other direct costs of implementation at the outset of certain contracts that are comprised primarily of employee labor costs. These costs are incremental and directly related to a contract.  The costs are thus deferred and amortized to cost of revenue over the expected term of the contract, which is generally three to five years. In instances where a client terminates its contract before the end of the expected term of the contract, we modify the amortization period of the deferred costs of the related contract to equal the remaining period of time until termination of the service. See Note 6 for further information.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)
Stock-based Compensation

We measure and recognize compensation expense for share-based awards based on the estimated fair value on the date of grant. We issue new shares upon the exercise of outstanding stock options. We estimate fair value of each option using the Black-Scholes option-pricing model with the following assumptions for stock options granted during the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Expected term	5.0 – 6.8 years	5.0 – 6.3 years	5.0 – 6.3 years
Expected volatility	49.0% – 54.0%	47.8% – 51.7%	46.7% – 55.4%
Risk-free rate	0.9% – 2.1%	0.8% – 1.3%	1.1% – 2.7%
Expected dividends	None	None	None

Expected term is the period of time that the equity grants are expected to remain outstanding. We calculate the expected life of the options using the “simplified method.”  We use the simplified method, because we do not yet have sufficient historical exercise data as a publicly traded company to provide a reasonable basis to estimate the expected term. We use the midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing. The simplified method was applied for all options granted during 2013, 2012 and 2011.

Expected volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. We have based our estimated volatility both on the historical volatility of a peer group of publically traded companies which includes companies that are in the same industry or are our competitors and our own historical volatility. We use a blended rate of our actual historical volatility and the historical volatility of a peer group, because we do not yet have sufficient historical share volatility to provide a reasonable basis to estimate our expected volatility for the entire expected term.

Risk-free rate is the average U.S. Treasury rate at the time of grant having a term that most closely approximates the expected term of the option.

Expected dividends have not been assumed, because we have never declared or paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

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

Provision for Operational Losses

We have entered into agreements with third-party FDIC-insured banks to hold all deposit accounts of our accountholders. Although those deposit funds are held by the third-party banks, we are liable to the banks for any uncollectible accountholder overdrafts and any other losses due to fraud or theft. We provide reserves for our estimated overdraft liability and our estimated uncollectible fees to the third-party banks. The provision for these reserves is included within the cost of revenue on the accompanying consolidated financial statements. Such reserve is based upon an analysis of outstanding overdrafts and historical repayment rates. See Note 9 for further information.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)
Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are also recognized for net operating loss and credit carry-forwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.

Income tax provision or benefit includes U.S. federal, foreign and state and local income taxes and is based on pre-tax income or loss. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local taxes and our ability to use tax credits and net operating loss carry-forwards.

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

Business Combinations

When we are the acquiring entity in a business combination, we recognize all of the assets acquired and liabilities assumed in the transaction at their fair value on the acquisition date. Contingent consideration, if any, is recognized and measured at fair value on the acquisition date. Transaction costs associated with an acquisition are expensed as incurred.

Basic and Diluted Net Income Available to Common Stockholders per Common Share

Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per common share, the basic weighted-average number of shares is increased by the dilutive effect of restricted stock, warrants and stock options using the treasury-stock method. The treasury-stock method assumes that the options or warrants are exercised at the beginning of the year (or date of issue, if later), and that the company uses those proceeds to purchase common stock for treasury at the average price for the reporting period.

The following table provides a reconciliation of the amounts used in computing basic and diluted net income available to common stockholders per common share:

	2013	2012	2011
Net income available to common shareholders:
Basic	$14,128	$36,870	$31,893
Diluted	$14,128	$36,870	$31,893

Weighted average shares outstanding:
Basic	46,717,359	53,877,879	55,210,972
Stock awards	1,651,006	2,850,928	4,342,706
Diluted	48,368,365	56,728,807	59,553,678

Net income per common share:
Basic	$0.30	$0.68	$0.58
Diluted	$0.29	$0.65	$0.54

The dilutive effect of stock options and warrants totaling 2,161,583, 1,091,876 and 936,728 were not included in the computation of diluted net income per common share for the years ended December 31, 2013, 2012 and 2011, respectively, because their effect would be anti-dilutive. Anti-dilutive securities are securities that upon conversion or exercise increase earnings per share (or reduce the loss per share). Restricted stock shares totaling 1,051,878 were not included in the computation of either basic or diluted earnings per share as all necessary conditions for vesting had not been satisfied by the end of the year ended December 31, 2011, respectively.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)
Treasury Stock

Treasury stock is recorded at cost.

Comprehensive Net Income

Comprehensive net income includes net income, combined with any unrealized gains and losses not included in earnings, and is reflected as a separate component of stockholders’ equity. There were no differences between net income and comprehensive net income for the years ended December 31, 2013, 2012 and 2011.

Segment Information

We currently operate in one business segment, namely, providing technology, data analytics and payment services to the higher education industry. We provide products and services to two distinct, but related, target markets, higher education institutions and their students. We are not organized by market and we are managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. We do not operate any material separate lines of business or separate business entities with respect to our products or product development. Accordingly, we do not accumulate discrete financial information with respect to separate product lines and we do not have separately reportable segments. All of our material identifiable assets and substantially all of our clients and customers are located in the United States.

Recent Accounting Pronouncements

There were no new accounting standards adopted during 2013 which had a material impact on our consolidated financial position, results of operations or liquidity. There were no new accounting standards issued which we expect to have a material impact on our consolidated financial position, results of operations or liquidity.

3.	Acquisitions

Intellectual Property Acquisition

On June 9, 2008, we entered into a purchase agreement with one of the officers of EduCard, LLC to purchase certain intellectual property. The purchase price of 3,000,000 shares of our common stock issued to the individual was subject to restrictions and certain repurchase rights through December 31, 2011 based upon student enrollment at qualified educational institutions which converted to our platform as defined in the agreement. As of December 31, 2011, 1,051,878 shares reverted back to us, because all of the required milestones were not met. These shares were cancelled during the year ended December 31, 2012.

Informed Decisions Corporation Acquisition

On November 19, 2009, we entered into a Stock Purchase Agreement, or SPA, with IDC to acquire all of the shares of outstanding capital stock of IDC. The initial purchase price was $27.5 million. The purchase price was comprised of cash paid of $17.9 million, excluding cash acquired, and an acquisition payable of $9.6 million. Pursuant to the SPA, we were required to make post-closing payments of $10.0 million. After making the post-closing payment on March 31, 2010 of $1.8 million, the remaining amount due was placed into an escrow account. See Notes 11 and 16 for further information.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

Campus Labs, LLC Asset Acquisition

On August 7, 2012, we entered into an Asset Purchase Agreement with Campus Labs, LLC, or Campus Labs, and Eric Reich and Michael Weisman, as the members of Campus Labs, to purchase substantially all of the assets of Campus Labs for consideration consisting of the following:

(i)	$37.3 million in cash;

(ii)	warrants to purchase 150,000 shares of our common stock, which were valued at $1.0 million utilizing a Black-Scholes pricing model; and

(iii)	a potential earn-out payment, calculated by multiplying the amount of 2013 revenues for the acquired business in excess of $12.5 million, if any, by 3.5 (subject to a maximum payment of $46.4 million). The amount recognized as of the acquisition date for the potential earn-out payment was $13 million. The estimated range of outcomes (undiscounted) for the payments due under the earn-out was between approximately $7 million and $23 million at the time of the acquisition; however there was no payment due at the end of the earn-out period.

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
December 31, 2013
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

	Weighted-average amortization period (in years)	Amount
Customer relationships	12	$14,410
Completed technology	7	5,600
Tradename	9	700
Non-compete agreements	5	1,000
Total acquired intangible assets	10	$21,710

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

Goodwill represents the excess of the fair value of consideration transferred of an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill exists in the transaction as a result of value beyond that of the tangible and other intangible assets, attributable to synergies that exist in the combined business. Goodwill of $20.6 million is deductible for tax purposes.

Campus Labs did not constitute a separate operating segment. We integrated the Campus Labs business into our existing business. Our single operating segment does not have any components that constitute a separate business for which discrete information will be available. We operate the combined enterprise as one integrated business. Accordingly, the goodwill arising from the acquisition was assigned to our single operating segment and single reporting unit. We reported revenues totaling approximately $2.9 million from the Campus Labs acquisition from the acquisition date of August 7, 2012 through December 31, 2012.

Campus Solutions Acquisition

On May 7, 2013, we entered into an Asset Purchase Agreement with Sallie Mae, Inc., or Sallie Mae, to purchase substantially all of the assets of Sallie Mae’s Campus Solutions business, or Campus Solutions, for consideration of approximately $47.3 million in cash, $5.2 million of which was deposited into escrow and will be released to Sallie Mae or us depending on the assignment of certain client contracts.  We recorded a contingently returnable escrow receivable of $3.3 million at the time of the acquisition, which was the fair value of the amount we expect to receive from the amounts deposited in escrow.

We completed the acquisition on May 7, 2013, and used borrowing available under our credit facility to pay the purchase price and related transaction costs.  The Campus Solutions business provides refund disbursement and payment processing solutions, including tuition payment plans, to education institutions.  The acquisition of the Campus Solutions business significantly increases the number of our higher education institution clients to whom we provide refund disbursement and payment processing services. The net assets and results of operations of the Campus Solutions business are included in our consolidated financial statements from May 7, 2013. Assets acquired and liabilities assumed were recorded at their fair values as of May 7, 2013.

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

The preliminary purchase price allocations for the Campus Solutions acquisition were based upon a preliminary valuation and our estimates and assumptions for this acquisition is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of the purchase price allocations that are not yet finalized relate to the contingently returnable escrow receivable, identifiable intangible assets and residual goodwill.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

The following methods and inputs were utilized to determine fair value for the respective items:
Item	Valuation technique	Inputs
Contingently returnable escrow receivable	Probability-weighted future possible outcomes	Estimate of the contracts that will be assigned to us and the amount to be paid from escrow to us for each such contract
Completed technology	Income approach – relief from royalty	Estimated future revenue attributable to technology completed as of the acquisition date, royalty rate and discount rate
Customer relationships	Income approach – excess earnings	Estimated future revenues attributable to existing higher education institution clients as of the acquisition date, estimated income associated with such revenue, royalty rate and discount rate

The acquired intangible assets will be amortized each year based on a straight-line method over the estimated useful life of the asset.

	Weighted-average amortization period (in years)	Amount
Customer relationships	11	$21,240
Completed technology	3	2,300
Total acquired intangible assets	10	$23,540

Goodwill represents the excess of the fair value of consideration transferred for an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill exists in the transaction as a result of value beyond that of the tangible and other intangible assets, attributable to synergies that exist in the combined business, including a planned migration to a single technology platform. Goodwill of $19.1 million is deductible for tax purposes.

The Campus Solutions business does not constitute a separate operating segment. Our strategy is to integrate the Campus Solutions business into our existing business. We have also concluded that our operating segment is a single reporting unit. Our single operating segment does not have any components that constitute a separate business for which discrete information will be available. We plan to operate the combined enterprise as one integrated business. Accordingly, the goodwill arising from the acquisition was assigned to our single operating segment and single reporting unit. We reported revenues totaling approximately $13.2 million from the Campus Solutions acquisition from the acquisition date of May 7, 2013 through December 31, 2013.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

Pro Forma Financial Information (Unaudited)

The financial information in the table below summarizes the combined results of operations of Campus Labs, Campus Solutions and us on a pro forma basis.  The financial information is presented as though the acquisition of Campus Labs occurred on January 1, 2011 and as though the acquisition of Campus Solutions occurred on January 1, 2012. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes amortization expense from acquired intangible assets, adjustments to interest expense, interest income and related tax effects.

	Year Ended December 31,
in thousands (other than share and per share information)	2013	2012	2011
Revenues	$219,913	$227,132	$183,220
Net income	$11,034	$26,380	$30,677
Basic earnings per share	$0.24	$0.49	$0.56
Basic weighted average number of common shares outstanding	46,717,359	53,877,879	55,210,972
Diluted earnings per share	$0.23	$0.47	$0.52
Diluted weighted average number of common and common equivalent shares outstanding	48,368,365	56,728,807	59,553,678

4.	Fair Value Measurements

The following table reflects the assets and liabilities carried at fair value measured on a recurring basis:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Fair values at December 31, 2013
Assets:
Certificate of deposit	$247	$–	$247	$–
Contingently returnable escrow receivable	3,164	–	–	3,164
Total assets	$3,411	$–	$247	$3,164

Fair values at December 31, 2012
Assets:
Certificate of deposit	$247	$–	$247	$–

Liabilities:
Contingent consideration	$5,750	$–	$–	$5,750

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)
A summary of the activity of the fair value of the measurements using unobservable inputs (Level 3 Assets and Liabilities) for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	Beginning Value of Level 3 Measurements	New Level 3 Measurements	Gain Recognized in Earnings	Settlements	Ending Fair Value of Level 3 Measurements
Year ended December 31, 2013:
Contingently returnable escrow receivable asset	$–	$3,300	$–	$(136)	$3,164

Contingent consideration liability	$5,750	$–	$(5,750)	$–	$–

Year ended December 31, 2012:
Contingent consideration liability	$–	$13,000	$(7,250)	$0	$5,750

Our contingently returnable escrow receivable is valued using probability-weighted, future possible expected outcomes.  The unobservable input utilized in the determination of this receivable is our estimation of which clients subject to the escrow agreement will assign their contracts to us (see “Note 3 - Business Combinations” for additional information related to this arrangement).  The range of amounts which we may receive from escrow is between $0 and $4.1 million.  All amounts are expected to be distributed out of escrow by June 2014. The contingently returnable escrow receivable is included in prepaid expenses and other current assets in the consolidated balance sheet.

Our contingent consideration liability was valued using probability-weighted, future possible expected outcomes and an appropriate discount rate. The unobservable input utilized in the determination of this liability was our estimation of the range of revenues which were to be achieved by the Campus Labs business during 2013. During the year ended December 31, 2013, we reduced the range of revenues utilized to estimate the contingent consideration liability to reflect our estimates regarding the revenue to be earned by the Campus Labs business during 2013. The $5.8 million adjustment recognized in earnings during the year ended December 31, 2013 was recorded in the merger and acquisition related line item in the consolidated statement of operations. There was no payment due at the end of the earn-out period.

We had no unrealized gains or losses from investments as of December 31, 2013 and 2012, and there is no difference between the amortized cost and fair value of the securities we held.

The carrying amounts of our cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value, because of the short-term nature of these instruments. The carrying amount of our debt outstanding under our credit facility approximates fair value. Our loan receivable related to New Markets Tax Credit financing is a debt instrument that we classify as held to maturity and is recorded at amortized cost.  The carrying value of both our loan receivable and loan payable related to New Markets Tax Credit financing approximates fair value as of December 31, 2013.  The fair value of our loan payable and loan receivable related to New Markets Tax Credit financing was estimated using discounted cash flow analysis based on rates for similar types of arrangements.

5.	Restricted Cash

During the years ended December 31, 2013 and 2012, we deposited various amounts of cash with our bank partners in connection with the deposit processing services that they provide to us. The amounts are reflected in both current and non-current portions of restricted cash as of December 31, 2013 and 2012.

In February 2011, we deposited $1.1 million into an escrow account to fulfill our obligations related to a sales and use tax agreement with the Connecticut Development Authority. This amount is reflected on the consolidated balance sheet as noncurrent restricted cash as of December 31, 2013 and 2012.  See Note 12 for additional information.

We accept payments on behalf of educational institutions and subsequently remit these payments to the education institutions. The amounts received are maintained in segregated accounts for the benefit of either the institution or the payor. There were approximately $199.1 million and $251.8 million of such funds as of December 31, 2013 and 2012, respectively. These deposits are not our funds and therefore are not included in the accompanying condensed consolidated balance sheets.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

6.	Deferred Costs

Deferred costs consist of the following:
	December 31,
	2013	2012
Deferred implementation costs	$10,766	$9,375
Deferred financing costs	2,880	2,628
Less: Accumulated amortization	(9,273)	(7,338)
Deferred costs, net	$4,373	$4,665

For the years ended December 31, 2013, 2012 and 2011, we deferred $1.6 million, $2.5 million and $1.4 million respectively, of such costs. Amortization of deferred costs for the years ended December 31, 2013, 2012 and 2011 was $1.9 million, $1.7 million and $1.5 million respectively. Amortization of deferred financing costs is charged to interest expense. Amortization of deferred implementation costs is charged to cost of revenue.

7.	Fixed Assets

Fixed assets consist of the following:
	Estimated Useful Life	December 31,
	(in years)	2013	2012

Building and building improvements	10 or 39	$29,606	$33,010
Computers and software	3 – 10	20,413	17,001
Equipment	7	12,676	11,595
Furniture and fixtures	5	1,322	1,251
Leasehold improvements	5	508	508
Assets under construction		3,011	369
		67,536	63,734
Less: Accumulated depreciation		(17,648)	(11,048)
Fixed assets, net		$49,888	$52,686

Depreciation and amortization of fixed assets for the years ended December 31, 2013, 2012 and 2011 was $6.7 million, $5.5 million and $2.6 million respectively.

See Note 12 for further information on our building and building improvements.

8.	Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:
	Weighted Average Amortization Period	December 31,
	(in years)	2013	2012
Goodwill		$66,548	$47,000

Completed technology	7	$14,904	$12,483
Internal use software	3	2,212	422
Contracts and customer lists	11	46,681	25,441
Tradenames and domain names	9	1,150	1,150
Covenants not to compete	5	5,016	5,016
Internal use software in development		4,811	4,398
		74,774	48,910
Less: Accumulated amortization		(17,250)	(10,767)
Intangible assets, net		$57,524	$38,143

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)
The following table summarizes changes in goodwill:

Balance at December 31, 2011	$15,830
Acquisition of Campus Labs	31,170
Balance at December 31, 2012	47,000
Acquisition of Campus Solutions	19,548
Balance at December 31, 2013	$66,548

Intangible assets from acquisitions are amortized over three to twelve years. Amortization expense related to intangible assets was approximately $6.5 million, $3.4 million and $3.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization related to internal use software and completed technology is expensed to cost of revenues, while amortization of other intangibles is expensed to general and administrative and sales and marketing expenses.

Total estimated amortization expense, related to intangible assets, for each of the next five years, as of December 31, 2013, is expected to approximate:

Year Ending December 31,
2014	$7,921
2015	7,556
2016	6,814
2017	5,248
2018	4,879

9.	Provision for Operational Losses

Activity in the provision for operational losses for each of the last three years is as follows:

	December 31,
	2013	2012	2011
Prepayment of operational losses, beginning	$4,463	$3,796	$1,870
Provision for operational losses	(5,948)	(12,009)	(8,860)
Payments to third party for losses	2,290	12,676	10,786
Prepayment of operational losses, ending	$805	$4,463	$3,796

The balance as of December 31, 2013 and 2012 is included within prepaid expenses and other current assets on the accompanying balance sheet.

10.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2013	2012
Construction related	$–	$153
Litigation settlement and related costs	16,310	–
Compensation and benefits	4,053	4,162
Bank and payment processing expenses	3,118	2,912
Data processing	2,632	2,642
Other	4,209	2,657
Accrued expenses	$30,322	$12,526

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)
11.	Debt and Acquisition Payable

Credit Facilities

December 2010 Facility

On December 31, 2010, HOI entered into a senior secured revolving credit facility in an amount of $50.0 million, or the December 2010 Facility. The December 2010 Facility provided for a letter of credit facility of up to $0.0 million and included certain restrictions on the amount of acquisitions we may complete. Each of HOH, HOMI, Real Estate Inc. and Real Estate LLC, or together with HOI, the Loan Obligors, was a guarantor of HOI’s obligations under the December 2010 Facility.

The December 2010 Facility was secured by a perfected first priority security interest in all of the capital stock of Higher One, Inc. and its subsidiaries, and substantially all of each Loan Obligor’s tangible and intangible assets, other than intellectual property. Each of the Loan Obligors granted a negative pledge of the intellectual property of HOI and its subsidiaries to the administrative agent under the December 2010 Facility.

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

October 2012 Facility

On October 16, 2012, HOI terminated the December 2010 Facility and entered into a new five-year senior secured revolving credit facility in an amount of $200.0 million, or the October 2012 Facility. All amounts outstanding under the December 2010 Credit Facility, which was $30.0 million, was repaid in full using borrowings available under the October 2012 Facility. The October 2012 Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs.  Loans drawn under the October 2012 Facility are payable in a single maturity on October 16, 2017.

Each of the Loan Obligors is a guarantor of HOI’s obligations under the October 2012 Facility. Loans drawn under the October 2012 Facility are secured by a perfected first priority security interest in all of the capital stock of HOI and its domestic subsidiaries, and substantially all of each Loan Obligor’s tangible and intangible assets, including intellectual property.

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

The October 2012 Facility contains certain affirmative covenants, including covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral. The October 2012 Facility also contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of our business and engage in transactions with our affiliates. In addition, the October 2012 Facility contains certain financial covenants that require us to maintain EBITDA, as defined in the October 2012 Facility, on a consolidated basis for the prior four fiscal quarters of at least $50.0 million, a funded debt to EBITDA ratio of 2.50 to 1.00 or less between October 16, 2012 and December 31, 2014, and of 2.00 to 1.00 or less thereafter, and a fixed charge coverage ratio of at least 1.25 to 1.00.  We were in compliance with each of the applicable debt covenants in the October 2012 Facility as of December 31, 2013.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)
We incurred financing costs of $0.3 million and $1.6 million during the years ended December 31, 2013 and 2012, respectively, relating to the October 2012 Facility. These financing costs are included in deferred costs on the accompanying consolidated balance sheets.

As of December 31, 2013, we had $89.0 million outstanding under the October 2012 Facility at a weighted average interest rate of 2.42%.

Acquisition Payable

In November 2009, in conjunction with the acquisition of IDC, we incurred payment obligations totaling $10.0 million to the former shareholders of IDC. During 2010, we made one payment of $1.8 million to the former shareholders of IDC and deposited the remaining $8.3 million in an escrow account.  All amounts were paid out of escrow during 2011, $2.0 million of which was paid to us and the remainder of which was paid to the former shareholders of IDC. See Note 16.

12.	Real Estate Development Project and Related Transactions

Real Estate Development Project: As of December 31, 2013, we have incurred approximately $29.6 million, net of certain credits described below, on a project that developed two previously existing commercial buildings located in New Haven, Connecticut into our new corporate headquarters, to which we moved at the end of 2011.  Real Estate LLC engaged Winchester Arms NH, LLC to develop the buildings and John Moriarty & Associates, or Moriarty, to be the general contractor for the project.

On February 18, 2011, Real Estate LLC signed a land lease with Science Park Development Corporation, or SPDC, which owns the property on which the two buildings reside, concerning the leasing, expansion and buyout of the land. The lease provides for a long term lease of the land at a nominal cost per year and includes a buyout option for a nominal amount after seven years.

In connection with the real estate development project, we have received a number of grants, credits and subsidies which have reduced our basis in the building. Many of these programs have criteria that we must meet in order to prevent forfeiture or repayment of the grants and credits and also criteria that we must meet on an ongoing basis which are described below.

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
We must (i) maintain corporate headquarters in Connecticut through 2021, (ii) maintain a specified minimum average employment level for the years 2015 – 2018 and (iii) adhere to other administrative criteria.

			The full amount of the grant, plus 7.5%.
Connecticut Development Authority Sales and Use Tax Relief Program	1,000	We must (i) maintain corporate headquarters in Connecticut through 2021 and (ii) meet a specified minimum employment level as of March 31, 2015.	The full amount of benefit received from the program plus 7.5%.
Other contributions	5,423	None	None

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

All amounts, other than the Federal Historic Preservation Tax Incentives Program and $3.5 million of the other contributions, were received by us during 2011. The historic tax credits were received in 2012 and were included within prepaid expenses and other currents assets as of December 31, 2011.  As of December 31, 2013, $3.5 million is payable to us associated with state historic tax credits generated by the project.  This amount has been recorded within prepaid expenses and other current assets, along with an offsetting reduction to our fixed assets, in our consolidated balance sheet as of December 31, 2013.  We received payment of the amounts receivable in January 2014.

We provided a guaranty to the Department of Economic and Community Development related to our obligation to repay the amounts granted to us if we fail to meet the criteria described above. The maximum potential amount of future payments of this guaranty is approximately $5.9 million.  We currently believe that the likelihood of us being required to make a payment under this guaranty is remote.

New Market Tax Credit Financing: In December 2011, we consummated a financing transaction related to the federal New Markets Tax Credit, or NMTC, program which provided funding for our real estate development project.  The NMTC program is designed to encourage new or increased investments into operating businesses and real estate projects located in low-income communities.  In connection with this transaction, HOI provided a loan of $7.6 to an unrelated third party.  We consider this loan to be a debt instrument held to maturity which is recorded at amortized cost and the value as of December 31, 2013 approximates fair value.  The loan bears interest at 1.0% which is payable quarterly and matures in December 2041.  Repayments on the loan commence in December 2019.

Also in connection with this transaction, Real Estate LLC entered into a loan agreement and borrowed $7.6 million from an unrelated third party.  Real Estate LLC’s loan bears interest at approximately 1.1% which is payable quarterly and matures in December 2041.  Repayments on the loan commence in December 2019.  This loan is secured by the real estate development project.  In addition to the loan agreement, Real Estate Inc. admitted a new member into Real Estate LLC.  The new member contributed $2.2 of capital in exchange for a 2% interest in Real Estate LLC. We have presented this contribution on the consolidated balance sheet as a deferred contribution as a result of our expectation that we will re-acquire this interest in approximately seven years through the exercise of a put option for a nominal price by the counterparty to this agreement or through a fair value call option that we can exercise.

In connection with the NMTC transaction, we provided a guaranty related to our actions or inactions which cause either a NMTC disallowance or recapture event. In the event that we cause either a recapture or disallowance of the tax credits expected to be generated under this program, then we will be required to repay the disallowed or recaptured tax credits, plus an amount sufficient to pay the taxes on such repayment, to the counterparty of the agreement. This guaranty remains in place through 2018. The maximum potential amount of future payments of this guaranty is approximately $6.0 million.  We currently believe that the likelihood of us being required to make a payment under this guaranty is remote.

Investment in Winchester Lofts: In connection with the real estate project described above, during 2013, we made an investment in FC Winchester Lofts Master Tenant, LLC, or the Master Tenant, which will maintain and operate a residential development project which is adjacent to our corporate headquarters. Although we contributed capital to the project, the power to direct the economically significant activities is held by the other member of the LLC, as such we are not the primary beneficiary of the Master Tenant.  For example, the other member has the rights to manage the operations of the development once the development is completed..  Additionally, we do not have exposure to loss in excess of the amounts we contribute to FC Winchester Lofts Master Tenant, LLC. Accordingly, our investment in the Master Tenant is accounted for as an equity method investment. The equity investment totaled $3.9 million during the year ended December 31, 2013 and is included within other assets on the accompanying balance sheet as of December 31, 2013.  We expect to make additional investments during 2014 as construction is completed.  The total amount expected to be invested during 2014 is approximately $8.8 million.  As a result of our equity investment in the residential development, we will receive the pass-through of federal historic tax credits generated by the residential development and the right to receive certain cash flows generated from the project.  The federal historic tax credits are expected to be approximately $11.2 million and are expected to reduce our federal income taxes payable during the years ending December 31, 2014 and 2015.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

13.	Capital Stock

Common Stock

We are authorized to issue up to 200,000,000 shares of Common Stock with a par value of $0.001 per share. Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of our stockholders.  Common stockholders are not entitled to receive dividends unless declared by the board of directors.

In connection with the acquisition of Campus Labs, we issued warrants to the former owners of Campus Labs, LLC which allows the former owners to acquire an aggregate of 150,000 shares of our common stock at a price of $11.67 per share. The warrants are first exercisable in August 2017 and expire in August 2022.

Preferred Stock

We are authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.001 per share.

Treasury Stock

During the years ended December 31, 2013, 2012 and 2011, we purchased 528,403, 10,324,500, and 1,060,123 shares of our common stock, respectively at a cost of $6.0 million, $115.7 million and $16.2, respectively.

14.	Stock Based Compensation

Our board of directors adopted the 2000 Stock Plan on April 20, 2000. The 2000 Stock Plan, as amended, permitted the granting of stock options and restricted stock to employees and directors not to exceed in the aggregate 11,400,000 shares of Common Stock. Such options expire ten years from the date of grant and options are no longer able to be granted under the 2000 Stock Plan. On March 26, 2010, our Board of Directors adopted the 2010 Equity Incentive Plan, or 2010 Plan. The 2010 Plan permits the granting of stock options, restricted stock and other stock-based awards to employees and directors not to exceed in the aggregate 5,760,000 shares of Common Stock. Options for our employees under the 2000 Plan and 2010 Plan vest over periods ranging up to five years, with the majority vesting as follows: one-fifth of the granted options vest one year from the date of grant; the remaining four-fifths vest at a rate of 1/48 per month over the remaining four years of the vesting period. We primarily grant incentive stock options, but occasionally grant nonqualified stock options to key members of management. We settle stock option exercises with newly issued common shares.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

As of December 31, 2013, 2,622,028 and 5,639,913 shares of common stock were reserved for issuance under the 2000 Plan and 2010 Plan, respectively, of which 1,832,707 remain available for grant under the 2010 Plan.  A summary of stock option and restricted stock activity under our stock plans for the years ended December 31, 2013, 2012 and 2011, and changes during the years then ended are as follows:

	Stock Options		Warrants		Restricted Stock
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares		Weighted Average Grant Stock Price
Outstanding at December 31, 2010	7,305,743	$3.58	–	$–	32,511		$10.80
Granted	608,750	17.45	–	–	–		-
Exercised	(1,566,572)	0.77	–	–	(10,833)	(1)	10.80
Forfeited / Canceled	(157,455)	8.52	–	–	–		-
Outstanding at December 31, 2011	6,190,466	$5.53	–	$–	21,678		$10.80
Granted	858,000	13.19	150,000	150,000	–		-
Exercised	(1,429,063)	2.15	–	–	(7,044)	(1)	10.80
Forfeited / Canceled	(180,068)	11.15	–	–	(7,587)		10.80
Outstanding at December 31, 2012	5,439,335	$7.44	150,000	$150,000	7,047		$10.80
Granted	2,064,837	10.40	–	–	105,812		9.81
Exercised	(912,524)	1.43	–	–	(7,047)	(1)	10.80
Forfeited / Canceled	(162,414)	13.41	–	–	–		-
Outstanding at December 31, 2013	6,429,234	$9.09	150,000	$150,000	105,812		$9.81

Intrinsic value
Shares outstanding	$14,808,000		$–		$1,033,000
Shares vested	14,554,000		–
(1)	Represents restricted stock vested

The weighted-average grant-date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $5.17, $6.23 and $8.92, respectively. The weighted-average grant-date fair value of options vested during the years ended December 31, 2013, 2012 and 2011 was $6.15, $4.67, and $3.48, respectively. The total grant-date fair value of options vested during the years ended December 31, 2013, 2012 and 2011 was $3.8 million, $4.1 million and $3.4 million, respectively. The weighted-average grant-date fair value of options forfeited in 2013, 2012 and 2011 was $6.86, $6.21 and $4.38, respectively.

The following table summarizes information about stock options outstanding at December 31, 2013:

Options Outstanding and Expected to Vest			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

4,779,234	5.9	$8.65	3,585,586	5.2	$7.21

The total intrinsic value, the amount by which the stock price exceeds the exercise price of the option on the date of exercise, of stock options exercised for the years ended December 31, 2013, 2012 and 2011 was $7.8 million, $16.2 million and $26.8 million, respectively.

As of December 31, 2013, the total compensation cost related to non-vested options and restricted stock not yet recognized in the consolidated financial statements is approximately $7.5 million, net of estimated forfeitures. The cost is expected to be recognized through December 2017 with a weighted average recognition period of approximately 2.9 years.

The total income tax benefits recognized in the consolidated statements of operations related to stock options for the years ended December 31, 2013, 2012 and 2011 were approximately $0.1 million, $0.2 million and $0.1 million, respectively.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

15.	Income Taxes

The components of income tax expense for the years ended December 31, 2013, 2012 and 2011, were as follows:

	2013	2012	2011
Current income tax expense
Federal	$14,839	$18,788	$17,131
State and local	1,100	1,380	1,471
Total	15,939	20,168	18,602

Deferred income tax benefit
Federal	(6,314)	1,992	(807)
State and local	(273)	(136)	(871)
Total	(6,587)	1,856	(1,678)
Income tax expense	$9,352	$22,024	$16,924

The reconciliation of expected income tax expense at the statutory federal income tax rate to the effective income tax rate is as follows:
	2013	2012	2011
Expected federal income tax expense	$8,218	$20,613	$17,086
Stock-based compensation	605	560	491
Non-deductible expenses	60	71	(465)
State tax expense, net of federal tax effect	442	761	85
Federal credits	(53)	-	(253)
Other	80	19	(20)
Income tax expense	$9,352	$22,024	$16,924

Deferred tax assets (liabilities) reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of net deferred tax (liabilities) assets are as follows:

	December 31,
	2013		2012
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

Class action settlement accrued expense	$6,034	$–	$–	$–
Stock options	2,691	–	2,007	–
Tax credits	834	–	850	–
Intangible assets	–	(651)	1,330	–
Fixed assets	–	(5,400)	–	(6,402)
Other	1,122	(9)	630	(356)
Gross deferred tax assets and liabilities	10,681	(6,060)	4,817	(6,758)
Valuation allowance	(1,119)	–	(1,142)	–
Net deferred tax assets and liabilities	$9,562	$(6,060)	$3,675	$(6,758)

As of December 31, 2013, we had approximately $6.0 million of state net operating loss carry-forwards, which expire from 2020 through 2032. We also have approximately $1.2 million in state credit carry-forwards, layers of which expire from 2013 to 2025. State net operating loss of approximately $0.1 million are restricted under Section 382 of the Internal Revenue Code. As of December 31, 2013, we had federal net operating loss carry-forwards of approximately $0.1 million that expire in 2022 and federal credit carry-forwards of approximately $0.1 million that expire from 2020 to 2023. All federal net operating loss and credit carry-forwards are restricted under Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code limits the utilization of net operating losses and credits when ownership changes, as defined by that section, occur. We have performed an analysis of our Section 382 ownership changes and determined that the utilization of certain of our net operating loss and credit carry-forwards may be limited with respect to the amount which can be utilized in a single tax year. We do not expect that Section 382 will limit the ultimate utilization of the net operating loss or credit carry-forwards. Valuation allowances have been established primarily for state tax credits and net state operating loss carry-forwards which we do not expect to utilize.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)
In general, we are no longer subject to state examinations for tax years prior to 2010.  Years prior to 2010 are subject to examination in a limited number of states in which the statute of limitations period exceeds three years or net operating losses have been utilized in recent periods.  We are no longer subject to examination for federal purposes for tax years prior to 2010. All of our unrecognized tax benefit liability would affect our effective tax rate if recognized.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Balance at January 1	$345	$342	$606
Additions for tax positions related to the current year	76	17	53
Additions for tax positions of prior years	29	18	243
Reductions for tax positions of prior years	–	(10)	(402)
Settlements	–	–	(158)
Reduction due to statute of limitation expiration	(24)	(22)	–
Balance at December 31	$426	$345	$342

16.	Commitments and Contingencies

Operating Leases, Purchase Obligations and Other Commitments

We lease facilities with varying terms, renewal options and expiration dates. Aggregate future minimum lease payments under non-cancelable operating leases are as follows:

2014	$633
2015	478
2016	277
2017	267
2018	189
Thereafter	1,064
Total payments	$2,908

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

Rent expense under non-cancelable operating leases for the years ended December 31, 2013, 2012 and 2011 was $0.8 million, $0.7 million and $1.2 million, respectively.

We also have certain purchase obligations which include minimum amounts committed for contracts for services through 2017. The minimum payments due for these services are as follows:

2014	$2,718
2015	2,817
2016	2,919
2017	2,492
Total	$10,946

Litigation and Regulatory

From time to time, we are subject to litigation relating to matters in the ordinary course of business, as well as regulatory examinations, information gathering requests, inquiries and investigations.

In February 2011, the New York Regional Office of the Federal Deposit Insurance Corporation, or FDIC, notified us that it was prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. We responded to the FDIC’s notification and have been in regular dialogue with the FDIC since 2010. We voluntarily initiated a plan in December 2011 that provided credits to certain current and former customers that were previously assessed certain insufficient fund fees. As a result of this plan, we recorded a reduction in our revenue of approximately $4.7 million in 2011, which excludes the restitution of unpaid fees. The insufficient funds fees that were credited to customers under this plan were originally assessed beginning in 2008. On August 8, 2012, we received a Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty, or the Consent Order, dated August 7, 2012, issued by the FDIC to settle such alleged violations.  Pursuant to the terms of the Consent Order, we neither admitted nor denied any charges when agreeing to the terms of the Consent Order. Under the terms of the Consent Order, we are required to, among other things, review and revise our compliance management system and, to date, we have already substantially revised our compliance management system. Additionally, the Consent Order provides for restrictions on the charging of certain fees. The Consent Order further provides that we shall make restitution to certain of our customers since 2008 for fees previously assessed, which restitution has been substantially completed through the voluntary customer credit plan described above, and pay a civil money penalty of $0.1 million. As a result of the Consent Order and completion of the related examination, we believe that all material exposure related to this matter has been recorded and we do not expect any further losses as a result of this matter.

The Federal Reserve Bank of Chicago, or FRB Chicago, notified us and a former bank partner of potential violations of the Federal Trade Commission Act relating to marketing and disclosure practices related to the OneAccount during the period it was offered by such former bank partner.  We are cooperating with FRB Chicago in this matter.  Any enforcement action arising out of this matter could include demands for civil money penalties, changes to certain of our business practices, and customer restitution.  An action instituted against us that results in significant changes to our practices, the imposition on us of fines or penalties, or an obligation for us to pay restitution or civil money penalties could have a material adverse effect on our business, financial condition and results of operations.

HOI and HOH are defendants in a series of putative class action lawsuits filed in 2012: Ashley Parker, et al. v. Higher One Holdings, Inc. et al., filed on July 3, 2012 in the United States District Court for the Northern District of Mississippi, Eastern Division; Jeanette Price et al. v. Higher One Holdings, Inc. et al., filed on July 27, 2012 in the United States District Court for the District of Connecticut; John Brandon Kent et al. v. Higher One Holdings, Inc. et al., filed on August 17, 2012 in the United States District Court for the Middle District of Alabama, Northern Division; Jonathan Lanham et al. v. Higher One Holdings, Inc. et al., filed on October 2, 2012 in the United States District Court for the Western District of Kentucky, Louisville Division; Aisha DeClue et al. v. Higher One, Inc., et al., filed on November 5, 2012 in the St. Louis County Circuit Court of Missouri; and Jill Massey et al. v. Higher One Holdings, Inc. et al., filed on November 6, 2012 in the United States District Court for the Southern District of Illinois, East Saint Louis Division. The Judicial Panel on Multidistrict Litigation transferred all of these cases to the District of Connecticut for coordinated or consolidated pretrial proceedings. The proceedings are referred to as the “In re Higher One OneAccount Marketing and Sales Practices Litigation” or the “MDL.” Plaintiffs have filed a consolidated amended complaint in the MDL that generally alleges, among other things, violations of state consumer protection statutes (predicated, in part, on alleged violations of ED rules and violations of the federal Electronic Funds Transfer Act) and various common law claims. On April 22, 2013, we filed a motion to dismiss the case, which has not been decided.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)
In October 2013, we reached an agreement in principle on the key terms of a settlement that would resolve all of the above class action litigation that was filed against us in 2012. In February 2014, we executed a settlement agreement, the terms of which include a payment of $15.0 million to a settlement fund, an agreement to pay the cost of notice to the class, and an agreement to make and/or maintain certain practice changes. On February 14, 2014,  plaintiffs asked the court to preliminarily approve the settlement. The court must approve the settlement before it becomes final and binding. There is no assurance that the court will approve the settlement.

During the year ended December 31, 2013, we recorded an accrual for an estimated charge of $16.3 million to reflect our current estimate of the resolution, inclusive of additional legal and other administrative costs, based on the agreement in principle.  While this estimate is consistent with our view of the current exposure based on the signed settlement agreement, the actual loss or range of such loss could vary materially from the current estimate if the settlement is not finalized and approved.

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

On April 25, 2011, HOI and the former stockholders of IDC agreed to a settlement, the material terms of which are as follows: (a) $2.0 million of the amount held in escrow, plus pro-rated interest, was to be paid to HOI; (b) $6.25 million of the amount held in escrow, plus pro-rated interest, was to be paid to the former stockholders; and (c) HOI and the former stockholders generally and mutually released each other from all past and future claims, known and unknown, arising out of the stock purchase agreement and related transition services agreements between HOI and each of the former stockholders, relating to the operation or sale of IDC, including all indemnification and payment obligations, with the exception of certain rights, obligations and claims.  The amount held in escrow was distributed to HOI and the former stockholders of IDC in accordance with the terms of the settlement agreement in May 2011.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2013
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

We recorded the impact of the settlement agreement in the year ending December 31, 2011. The $2.0 million returned from escrow to us was recorded as other income of $1.5 million, reflecting a payment made under the indemnification provisions of the stock purchase agreement and a reduction of general and administrative expenses of $0.5 million, reflecting the recovery of certain legal costs incurred for the litigation.

In February 2009 and September 2010, Higher One, Inc. filed 2 separate complaints against TouchNet Information Systems, Inc., or TouchNet, in the United States District Court for the District of Connecticut alleging patent infringement related to TouchNet’s offering for sale and sales of its “eRefund” product in violation of 2 of our patents. In the complaints, we sought judgments that TouchNet has infringed 2 of our patents, a judgment that TouchNet pay damages and interest on damages to compensate us for infringement, an award of our costs in connection with these actions and an injunction barring TouchNet from further infringing our patents. TouchNet answered the complaint and asserted a number of defenses and counterclaims, including that it does not infringe our patent, that our patent is invalid or unenforceable and certain allegations of unfair competition and state and federal antitrust violations. In addition, TouchNet’s counterclaims sought dismissal of our claims with prejudice, declaratory judgment that TouchNet does not infringe our patent and that our patent is invalid or unenforceable, as well as an award of fees and costs related to the action, and an injunction permanently enjoining us from suing TouchNet regarding infringement of our patent. The parties are currently in the discovery stage of the proceeding. We intend to pursue the matter vigorously. There can be no assurances of our success in these proceedings.

17.	Quarterly Results (unaudited)

Our quarterly results for the years ended December 31, 2013 and 2012 are as follows:

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$57,380	$40,023	$57,112	$56,608
Gross margin	35,080	22,129	32,113	32,977
Income from operations	16,343	6,488	(7,991)	11,012
Net income before income taxes	15,810	5,820	(8,423)	10,273
Net income	9,802	3,559	(5,494)	6,261
Basic net income per share	0.21	0.08	(0.12)	0.13
Diluted net income per share	0.20	0.07	(0.12)	0.13

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenue	$57,781	$38,913	$51,227	$49,799
Gross margin	36,457	21,772	29,389	29,822
Income from operations	21,458	6,664	11,883	19,437
Net income before income taxes	21,458	6,666	11,798	18,972
Net income	13,388	4,052	7,318	12,112
Basic net income per share	0.24	0.07	0.13	0.24
Diluted net income per share	0.23	0.07	0.13	0.22

Exhibit Index

Exhibit No.		Description
2.1	(1)	Asset Purchase Agreement dated as of June 9, 2008 by and among Higher One, Inc., EduCard, LLC and the members listed therein.
2.2	(1)	Intellectual Property Purchase Agreement dated as of June 9, 2008 by and between Kevin Jones and Higher One, Inc. (the “Intellectual Property Purchase Agreement”).
2.3	(1)	First Amendment to the Intellectual Property Purchase Agreement dated as of May 7, 2009 by and between Kevin Jones and Higher One, Inc.
2.4	(1)	Second Amendment to the Intellectual Property Purchase Agreement dated as of August 21, 2009 by and between Kevin Jones and Higher One, Inc.
2.5	(1)	Stock Purchase Agreement dated as of November 19, 2009 by and among Higher One, Inc. and the shareholders of Informed Decisions Corporation listed thereto.
2.6	(4)	Third Amendment to the Intellectual Property Purchase Agreement dated as of May 5, 2010 by and between Kevin Jones and Higher One, Inc.
2.7	(4)	Fourth Amendment to the Intellectual Property Purchase Agreement dated as of December 10, 2010 by and between Kevin Jones and Higher One, Inc.
2.8	(4)	Fifth Amendment to the Intellectual Property Purchase Agreement dated as of February 3, 2010 by and between Kevin Jones and Higher One, Inc.
2.9	(5)	Sixth Amendment to the Intellectual Property Purchase Agreement dated as of April 15, 2011 by and between Kevin Jones and Higher One, Inc.
2.10	(5)	Seventh Amendment to the Intellectual Property Purchase Agreement dated as of April 20, 2011 by and between Kevin Jones and Higher One, Inc.
2.11	(7)	Eighth Amendment to the Intellectual Property Purchase Agreement dated as of December 21, 2011 by and between Kevin Jones and Higher One, Inc.
2.12	(10)	Asset Purchase Agreement dated August 7, 2012 between Campus Labs, LLC, the members of the Campus Labs, LLC and Higher One, Inc.
2.13	(11)	Ninth Amendment to the Intellectual Property Purchase Agreement dated as of June 1, 2012 by and between Kevin Jones and Higher One, Inc.
2.14	(11)	First Amendment to the Asset Purchase Agreement dated August 7, 2012 between Campus Labs, LLC, the members of the Campus Labs, LLC and Higher One, Inc.
3.1	(2)	Second Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 18, 2010.
3.2	(2)	Bylaws of the Registrant effective as of June 16, 2010.
10.1	(1)	Amended and Restated Investor Rights Agreement dated as of August 26, 2008 by and among Higher One Holdings, Inc. and the shareholders listed thereto.
10.2	(1)	Services Agreement dated as of May 9, 2008 by and between The Bancorp, Inc. and Higher One, Inc.**
10.3	(1)	Lease Agreement dated as of November 1, 2007 by and between WE 150 Munson LLC and Higher One, Inc (the “New Haven Lease”).
10.4	(1)	Amendment No. 1 to the New Haven Lease dated as of June 5, 2009 by and between WE 150 Munson LLC and Higher One, Inc.
10.5	(1)	Amendment No. 2 to the New Haven Lease dated December 1, 2009 by and between WE 150 Munson LLC and Higher One, Inc.
10.6	(1)	Higher One Holdings, Inc. 2000 Stock Incentive Plan dated as of April 20, 2000, as amended on August 3, 2006.
10.7	(1)	Form of Higher One Holdings, Inc. Incentive Stock Option Agreement.
10.8	(1)	Form of Higher One Holdings, Inc. Non-Qualified Stock Option Agreement.
10.9	(1)	Form of Higher One Holdings, Inc. Stock Restriction Agreement.
10.10	(1)	Higher One Holdings, Inc. Short Term Incentive Plan, dated as of March 26, 2010
10.11	(1)	Higher One Holdings, Inc. 2010 Equity Incentive Plan, dated as of March 26, 2010
10.12	(1)	Form of Higher One Holdings, Inc. Stock Option Grant Agreement.
10.13	(3)	Credit Agreement, dated as of December 31, 2010, by and among Higher One, Inc., and Bank of America, N.A.
10.14	(4)	Guaranty dated as of December 31, 2010 by Higher One Holdings, Inc. in favor of Bank of America, N.A., as administrative agent.
10.15	(4)	Guaranty dated as of December 31, 2010 by Higher One Payments, Inc. in favor of Bank of America, N.A., as administrative agent.
10.16	(4)	Guaranty dated as of December 31, 2010 by Higher One Real Estate, Inc. in favor of Bank of America, N.A., as administrative agent.
10.17	(4)	Guaranty dated as of December 31, 2010 by Higher One Real Estate SP, LLC in favor of Bank of America, N.A., as administrative agent.
10.18	(4)	Guaranty dated as of December 31, 2010 by Higher One Machines, Inc. in favor of Bank of America, N.A., as administrative agent.
10.19	(4)	Stock Pledge Agreement dated as of December 31, 2010 by and between Higher One Holdings, Inc. and Bank of America, N.A., as administrative agent.
10.20	(4)	Lease Agreement dated as of May 21, 2010 by and between Higher One Payments, Inc. and GSR II, LLC and LM Swan Way, LLC
10.21	(6)	Termination to Amended and Restated Investor Rights Agreements dated as of August 22, 2011 by and among Higher One Holdings, Inc. and the shareholders listed thereto.
10.22	(7)	Deposit Processing Services Agreement between Urban Trust Bank and Higher One, Inc., dated December 23, 2011.**
10.23	(7)	Deposit Processing Services Agreement between Wright Express Financial Services Corporation and Higher One, Inc., dated January 11, 2012.**
10.24	(8)	Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated March 29, 2012**
10.25	(9)	Credit Agreement, dated as of October 16, 2012 among Higher One, Inc., its subsidiaries, Bank of America, N.A., other lenders party thereto and Merrill Lynch, Pierce Fenner & Smith, Incorporated.
10.26	(11)	First Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated May 3, 2012
10.27	(11)	Second Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated June 20, 2012
10.28	(11)	Third Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated July 26, 2012
10.29	(11)	Fourth Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated August 30, 2012
10.30	(11)	Fifth Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated November 30, 2012
10.31	(11)	Sixth Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated February 8, 2012
10.32	(12)
Master Reaffirmation and Amendment No. 1 to Loan Documents dated as of March 28, 2013 among Higher One, Inc., its subsidiaries, Bank of America, N.A., other lenders party thereto and Merrill Lynch, Pierce Fenner & Smith, Incorporated.

10.33	(13)	Higher One Holdings, Inc. Amended And Restated 2010 Equity Incentive Plan, approved May 23, 2013
10.34	(14)	Asset Purchase Agreement between Sallie Mae, Inc. and Higher One, Inc. dated May 7, 2013
10.35	(14)	Deposit Processing Services Agreement between Customers Bank and Higher One, Inc., dated July 12, 2013 **
10.36	(14)	Seventh Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated July 12, 2013
10.37	(15)	Employment Agreement between Higher One Holdings, Inc. and Miles Lasater, dated January 9, 2014
10.38	(15)	Severance Protection Agreement between Higher One Holdings, Inc. and Christopher Wolf, dated January 14, 2014
21.1	*	List of Subsidiaries of Higher One Holdings, Inc.
23.1	*	Consent of PricewaterhouseCoopers LLP
31.1	*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*(16)	XBRL Instance Document
101.SCH	*(16)	XBRL Taxonomy Extension Schema
101.CAL	*(16)	XBRL Taxonomy Calculation Linkbase
101.DEF	*(16)	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*(16)	XBRL Taxonomy Extension Label Linkbase
101.PRE	*(16)	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(1)	Incorporated by reference to exhibit filed with Registrant’s registration statement on Form S-1 (File No. 333-165673), as amended.
(2)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2010.
(3)	Incorporated by reference to exhibit filed with Registrant’s Report on Form 8-K filed on January 5, 2011.
(4)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010.
(5)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2011.
(6)       Incorporated by reference to exhibit filed with Registrant’s Report on Form 8-K filed on August 23, 2011.
(7)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the period ending December 31, 2011.
(8)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2012.
(9)	Incorporated by reference to exhibit filed with Registrant’s Report on Form 8-K filed on October 18, 2012.
(10)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2012.
(11)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the period ending December 31, 2012.
(12)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2013.
(13)	Incorporated by reference to exhibit filed with Registrant’s Report on Form 8-K filed on May 29, 2013.
(14)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2013.
(15)     Incorporated by reference to exhibit filed with Registrant’s Report on Form 8-K filed on January 15, 2014..
(16)	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.