Form 10-K/A
period 2013-12-31
Higher One Holdings, Inc.
filed 2014-04-04
CIK 1486800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

There were 47,209,882 shares of the registrant’s common stock outstanding as of March 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, or the 2013 Form 10-K, with the Securities and Exchange Commission, or the SEC, on March 10, 2014. We are filing this Amendment No. 1 on Form 10-K/A solely for the purpose of including the Part III information not previously included in the 2013 Form 10-K.

This Amendment No. 1 on Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the 2013 Form 10-K as well as the cover page to update the number of shares of our common stock outstanding and to remove the statement that information is being incorporated by reference from our definitive proxy statement.

In addition, in accordance with the rules and regulations promulgated by the SEC, Item 15 of Part IV has been amended to contain currently dated certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002. These updated certifications are attached to this Amendment No. 1 on Form 10-K/A as Exhibits 31.1 and 31.2.

Except as described above, no attempt has been made in this Amendment No. 1 on Form 10-K/A to modify or update the other disclosures presented in the 2013 Form 10-K and does not reflect events occurring after the filing of the 2013 Form 10-K. This Amendment No. 1 on Form 10-K/A should be read in conjunction with the 2013 Form 10-K and the Company’s other filings with the SEC.

PRESENTATION OF INFORMATION

We use the terms the “Company,” “we,” “us” and “our” in this annual report on Form 10-K/A to refer to Higher One Holdings, Inc. and its subsidiaries, unless the context requires otherwise.

HIGHER ONE HOLDINGS, INC.

2013 FORM 10-K ANNUAL REPORT

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information about individuals who currently serve as our executive officers and/or directors:

Name	Age	Title
Mark Volchek	36	Chief Executive Officer, President and Director
Christopher Wolf	52	Chief Financial Officer
Miles Lasater	36	Chairman of the Board of Directors
Casey McGuane	39	Chief Operating Officer
Robert Reach	57	Chief Sales Officer
Paul Biddelman	68	Director
Samara Braunstein	44	Director
David Cromwell	69	Director
Stewart Gross	54	Director
Robert Hartheimer	56	Director
Dean Hatton	54	Director
Patrick McFadden	76	Director
Charles Moran	59	Director

Set forth below is certain biographical information for each of these individuals.

Mark Volchek is one of our founders and currently serves as Chief Executive Officer and President. From 2002 until May 2012, he served as chairman of our board, and from 2002 until June 2012, he served as our chief financial officer. From 2000 to 2002, he served as our chief executive officer. Mr. Volchek is a founding officer of the Yale Entrepreneurial Society, a not-for-profit organization that promotes entrepreneurship among Yale students, faculty and alumni and served on its board from 1999 to 2010. Since 2007, Mr. Volchek has been the chairman of the board of the Tweed New Haven Airport Authority. Other past civic roles have included positions on the New Haven Economic Development Commission and the Regional Growth Partnership strategic planning committee. Mr. Volchek holds a BA and an MA in economics from Yale University. Mr. Volchek, having cofounded and led the company as an executive over the course of the last 14 years, brings institutional knowledge to the board, especially in regard to our finances and strategy, and therefore should serve on our board.

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

Miles Lasater is one of our founders and is currently chairman of our board and a part-time employee. He served as our president from 2012 until early 2014 and as our chief operations officer from 2000 until 2013. Mr. Lasater serves on the boards of Yale New Haven Hospital, SeeClickFix and the Yale Humanist Community. He was a founding officer and board member of the Yale Entrepreneurial Society and has been a board member of the Yale Entrepreneurial Institute since 2008. Both are organizations at Yale University that promote entrepreneurship among Yale students, faculty and alumni. Mr. Lasater holds a BA in computer science from Yale University. Having served as an executive of the Company over the past 14 years, Mr. Lasater has been involved with every aspect of our business, including our marketing strategies and operations, and therefore we believe should serve on our board.

Casey McGuane has been our chief operating officer since July 2013. He joined Higher One in 2000 and served as our chief service officer from January 2009 until July 2013. Since July 2009, Mr. McGuane has served as a director of the Connecticut Association of Human Services, a not-for-profit organization in Hartford, Connecticut, and has served as vice president of its board since 2013. Mr. McGuane holds a BA in psychology from the University of Rhode Island.

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

Paul Biddelman has been a director of Higher One since 2002. Mr. Biddelman has been president of Hanseatic Corporation, a private investment company and the manager of our investor, Hanseatic Americas LDC, since 1997, where he has primary private investment responsibilities. He is also a director of Blue Ridge Real Estate Company and SystemOne Technologies, Inc. Mr. Biddelman has served on numerous boards of both public and private companies, including the boards of DocuSys, Inc. from 2001 to 2009 and Passlogix, Inc. from 2000 to 2009. Mr. Biddelman is also currently the chairman of the Lehigh University College of Arts & Sciences Dean’s Advisory Board. Mr. Biddelman holds a BS from Lehigh University, a JD from Columbia Law School and an MBA from Harvard Business School. We believe that Mr. Biddelman’s service on the boards of numerous public companies has provided him with valuable experience and insight into the issues faced by such companies which, together with the deep knowledge of our company derived from his long-standing relationship with us, leads us to believe he should serve on our board.

Samara Braunstein has been a director of Higher One since 2013. Ms. Braunstein is a strategic marketing consultant, and the founder of HudsonView Group Associates, LLC. Prior to that, she was the Founder and Chief Executive Officer of Wellgate Products, LLC, an over-the-counter consumer healthcare products company with distribution nationwide and in Canada through many of the largest retail chains, from 2003 until 2008, when the business was acquired by a strategic buyer. Previously, she was a Director in Interactive Marketing at America Online, Inc. (then a subsidiary of AOL Time Warner Inc.), and held a variety of consumer marketing roles at Warner-Lambert Company and Revlon, Inc. She has also worked in private equity at Golder, Thoma & Cressey, and began her career in Mergers and Acquisitions at The First Boston Corporation. Ms. Braunstein is a member of the Dean’s Advisory Committee and the Honors Alumni Council at the University of Michigan. Ms. Braunstein holds a BA in Economics from the University of Michigan. The Company believes that Ms. Braunstein’s entrepreneurial experience, her experience in consumer marketing and media, and her finance background will contribute valuable perspective to the board.

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

Stewart Gross has been a director of Higher One since 2008. Mr. Gross is a managing director and member of the investment committee of one of our investors, Lightyear Capital, a private equity firm. Prior to joining Lightyear Capital in 2005, Mr. Gross spent 17 years at Warburg Pincus, where he was a managing director and member of the executive management group. Mr. Gross is currently a director of Alegeus Technologies and Cetera Financial Group, a trustee of Boys & Girls Harbor and the chairman of Civic Capital Corporation, an affiliate of the NYC Investment Fund. Mr. Gross holds an AB in Government from Harvard University and an MBA from Columbia Business School. The knowledge and skills Mr. Gross has acquired as an investor in, and director of, public and private companies focused on financial services and financial technology makes him a valuable source with respect to regulatory and other issues specific to such companies, leading us to conclude that he should serve on our board.

Robert Hartheimer has been a director of Higher One since his appointment in January 2012. Mr. Hartheimer is the founder and CEO of Hartheimer LLC, based in Washington, D.C., which provides senior-level consulting services to banks, investment firms and financial services companies on financial, regulatory, strategic and governance matters. From 2002 to 2008, Mr. Hartheimer was a Managing Director at Promontory Financial Group, a preeminent regulatory consulting firm. In 1991, Mr. Hartheimer joined the Federal Deposit Insurance Corporation, where he and a small team created the Division of Resolutions to analyze and sell failed banks. He went on to serve as the director of that division. Mr. Hartheimer’s other past positions include senior roles at investment banks, including Merrill Lynch, Smith Barney and Friedman Billings Ramsey. Mr. Hartheimer currently serves as a director of Sterling Financial Corporation and Sterling Bank and was previously a director of E*Trade Bank, E*Trade Savings Bank and United Medical Bank. Mr. Hartheimer received a Bachelor’s degree from Hamilton College and a Master’s of Business Administration from The Wharton School of the University of Pennsylvania. We believe that Mr. Hartheimer should serve on our board because he brings to it his extensive experience in the financial services industry, the bank regulatory community and investment banking.

Dean Hatton has been a director since March 2002. From 2002 to June 2012, he served as our President and Chief Executive Officer. From 2001 to 2002, Mr. Hatton was chief executive officer and president of Yclip, Inc., a direct marketing promotion company that was sold to First Data Corporation. From 1999 to 2001, Mr. Hatton was executive vice president and chief operations officer of Carlson Wagonlit Travel, a corporate travel and expense management company, and from 1997 to 1999, he was senior vice president at Citigroup, where he was chief executive officer of Travelers Property Casualty Direct Response. Mr. Hatton holds a BA in Economics from Franklin and Marshall College and a graduate degree in bank management from the Stonier Graduate School of Banking. As a result of his service as our president and chief executive officer for over 10 years, we believe Mr. Hatton provides the Board with a deep understanding of all aspects of our business, and therefore should serve on our board.

Patrick McFadden has been a director of Higher One since 2008. From 1987 to 2010, Mr. McFadden was the non-executive chairman and director of UIL Holdings Corporation and the United Illuminating Company, a regional utility company. Mr. McFadden has also been a director of Godspeed Opera in Haddam, Connecticut since 2007 and a director and the vice-chairman of the Yale-New Haven Health Services Corporation from 1984 through 2013. Mr. McFadden was also a director of Connecticut River Museum in Essex, Connecticut and previously served as a director of Citizen’s Bank of Connecticut in New Haven and the South Central Connecticut Regional Water Authority. Mr. McFadden has also held executive positions at the Bank of New Haven, which was sold to Citizens Bank of Connecticut, the Connecticut National Bank and First National Bank. Mr. McFadden holds a BS in management from the University of Notre Dame and a graduate degree from the Stonier Graduate School of Banking. We believe that Mr. McFadden should serve on our board due to the experience in executive management, corporate governance and risk management he has acquired through his service as an executive at numerous financial institutions and as the chairman of a public company.

Charles Moran has been a director of Higher One since 2009. Mr. Moran is the founder of SkillSoft PLC where since 1998 he has held various positions, including member of the board of directors, president, chief executive officer and, since November 2006, chairman of the board. SkillSoft PLC is a leading software-as-a-service provider of on demand e-learning and performance solutions for global enterprises, government, educational institutions and small-to-medium size businesses. Mr. Moran holds a BS in General Management from Boston College and an MBA from Suffolk University. We believe Mr. Moran is qualified to serve on our board because of the skills and experience he has gained in his role as chairman and chief executive officer of a leading, formerly publicly traded technology company.

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

To our knowledge, based solely upon a review of the copies of such forms furnished to us and written representations from our directors and executive officers, we believe that during the year ended December 31, 2013 all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% beneficial owners were complied with on a timely basis except for one Form 4 that was filed by Christopher Wolf, one Form 4 that was filed by Casey McGuane and one Form 3 that was filed by LY Holdings, LLC.

Committees of the Board of Directors

Our board has established standing committees in connection with the discharge of its responsibilities. These committees include an audit committee, a compensation committee and a nominating and corporate governance committee. The board may also establish such other committees as it deems appropriate, in accordance with applicable law and regulations and our certificate of incorporation and bylaws.

Audit Committee

The audit committee of our board, which consists of Messrs. McFadden (chair), Biddelman and Hartheimer, assists our board in overseeing the preparation of our financial statements, the independent registered public accounting firm’s qualifications and independence, the performance of our internal audit function and independent registered public accounting firm and our compliance with legal and regulatory requirements. Each of the members of the audit committee qualifies as an “audit committee financial expert” as such term is defined in the regulations under the Securities Exchange Act of 1934, as amended, or the Exchange Act. All of the members of the audit committee are independent, as determined in accordance with the rules of the New York Stock Exchange and any relevant federal securities laws and regulations. A copy of the audit committee charter is available on the Company’s website at http://ir.higherone.com/.

Compensation Committee

The compensation committee of our board consists of Ms. Braunstein (chair as of April 1, 2014) and Messrs. Biddelman (chair through March 31, 2014), Cromwell and McFadden. All of the members of the compensation committee are independent, as determined in accordance with the rules of the New York Stock Exchange and any relevant federal securities laws and regulations. The compensation committee has overall responsibility for evaluating and approving our executive officer incentive compensation, benefit, equity-based or other compensation plans, policies and programs. The compensation committee reviewed the Compensation Discussion and Analysis and recommended its inclusion in this amendment to the Company’s annual report on Form 10-K and the Company’s proxy statement. A copy of the compensation committee charter is available on the Company’s website at http://ir.higherone.com/.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee currently consists of Messrs. Biddelman (chair as of April 1, 2014), Gross (chair through March 31, 2014), Cromwell and Hartheimer. Mr. Moran served on the committee through March 31, 2014. All of the members of the nominating and corporate governance committee are independent, as determined in accordance with the rules of the New York Stock Exchange and any relevant federal securities laws and regulations. Copies of the nominating and corporate governance committee charter and the Company’s corporate governance guidelines are available on the Company’s website at http://ir.higherone.com/.

The nominating and corporate governance committee assists our board in implementing sound corporate governance principles and practices. Our nominating and corporate governance committee identifies individuals qualified to become board members and recommends to our board the director nominees for the next annual meeting of shareholders. It also reviews the qualifications and independence of the members of our board and its various committees on a regular basis and makes any recommendations the committee members may deem appropriate from time to time concerning any recommended changes in the composition of our board.

We have no formal policy regarding board diversity. Our nominating and corporate governance committee and board may therefore consider a broad range of factors relating to the qualifications and background of nominees, which may include diversity. Our nominating and corporate governance committee’s and board’s priority in selecting board members is identification of persons who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members and the person’s strength of character and judgment, professional and personal experiences and expertise relevant to our growth strategy.

The nominating and corporate governance committee reviews the qualifications of any candidate recommended by shareholders of the Company when seeking to fill positions on the board. As a shareholder, you may recommend a person for consideration as a nominee for director by writing to the nominating and corporate governance committee of the board, c/o Higher One Holdings, Inc., 115 Munson Street, New Haven, Connecticut 06511, Attention: General Counsel and Secretary. Recommendations must include the name and address of the shareholder making the recommendation, a representation setting forth the number of shares of our common stock beneficially owned by the recommending shareholder, a statement from the recommended nominee that expresses his or her intent to serve on the board if elected, biographical information about the recommended nominee, any other information the stockholder believes would be helpful to the nominating and corporate governance committee in evaluating the recommended nominee and a description of all arrangements or understandings between the recommending shareholder and each nominee and any other person concerning the nomination. The evaluation process for nominees recommended by stockholders is the same as for candidates recommended by any other source.

Board Leadership Structure

The Company is focused on its corporate governance practices and values independent board oversight as an essential component of strong corporate performance to enhance stockholder value. Our commitment to independent oversight is demonstrated by the fact that a majority of our directors is independent. Mr. Lasater, co-founder and former president of the Company, currently serves as chairman of the board. The board believes that this leadership structure is appropriate given that the size of the board permits regular communication among all of the independent directors, and between the independent directors and the Company’s senior management. The Company also has a lead independent director, currently Mr. Biddelman and formerly Mr. Gross, who acts as the principal interface between the Company’s independent directors and senior management and presides over meetings of non-management and independent directors, or meetings held in executive session. Our board believes that the current board leadership structure is best for the Company and its stockholders at this time.

Role of the Board of Directors in Risk Oversight

The primary function of our board is oversight, which includes defining and enforcing standards of accountability that enable senior management to execute their responsibilities fully and in the interests of stockholders. Consistent with that function, the following are the primary responsibilities of the board: reviewing the Company’s strategic plans and objectives, including, among other considerations, the principal risk exposures of the Company; evaluating the performance of the Company and its senior management, which includes (i) overseeing the conduct of the Company’s business to evaluate whether it is being effectively managed, and (ii) selecting, regularly evaluating and planning for the succession of the president and chief executive officer and other members of senior management as the board deems appropriate, including fixing the compensation of such individuals; providing advice and counsel to the president and chief executive officer and other senior management of the Company; overseeing compliance by the Company with applicable laws and regulations; monitoring the Company’s accounting and financial reporting practices and reviewing the Company’s financial and other controls; and overseeing management with a goal of ensuring that the assets of the Company are safeguarded through the maintenance of appropriate accounting, financial and other controls.

The audit committee, which is comprised solely of independent directors, assists the board in fulfilling its oversight responsibilities relating to (i) the integrity of the Company’s financial reporting internal control system (including the implementation and effectiveness of internal control over financial reporting); (ii) the performance of the internal audit services function; (iii) the annual independent audit of the Company’s financial statements, the engagement of the independent auditors and the evaluation of the independent auditors’ qualifications, independence and performance; (iv) the compliance by the Company with legal and regulatory requirements; (v) the implementation and effectiveness of the Company’s disclosure controls and procedures; (vi) the evaluation of enterprise risk issues; and (vii) the fulfillment of the other responsibilities set out in the audit committee’s charter.

Audit Committee Report

The audit committee has reviewed and discussed the audited financial statements included within the annual report on Form 10-K with management. The audit committee has discussed with our independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61 as amended. The audit committee has received the written disclosures and the letter from our independent auditor required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence. Based on the foregoing review and discussion, the audit committee recommended to the board that the audited financial statements be included in our annual report on Form 10-K for fiscal year 2013.

Patrick McFadden

Paul Biddelman

Robert Hartheimer

Meetings of the Board of Directors, Board and Committee Member Attendance and Annual Meeting Attendance

Our board met 17 times during the last fiscal year, and the non-management and independent directors met in executive session 5 times. During the last fiscal year, the audit committee of the board met 12 times; the compensation committee of the board met 8 times; and the nominating and corporate governance committee of the board met 4 times. During 2013, each Board member attended 75% or more of the aggregate of the meetings of the board and of the committees on which he or she served.

We encourage all of our directors and nominees for director to attend our Annual Meeting. All of our directors attended last year’s Annual Meeting held on May 23, 2013.

Code of Ethics

We have adopted a written code of ethics, which we refer to as our Code of Business Conduct, that applies to directors, executive officers and all employees of the Company, including our principal executive officer and principal financial officer. The Code of Business Conduct is posted on our website at http://ir.higherone.com. Any updates or amendments to the Code of Business Conduct, and any waiver that applies to a director or executive officer, will also be posted on the website.

Stockholder and Interested Party Communications with the Board of Directors

Should stockholders or other interested parties wish to communicate with the board or any specified individual directors, such correspondence should be sent to Higher One Holdings, Inc., 115 Munson Street, New Haven, Connecticut 06511, Attention: General Counsel and Secretary. The Company’s General Counsel and Secretary will forward the communication to the board members.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

The purpose of this compensation discussion and analysis section is to provide information about the material elements of compensation that are paid, awarded to, or earned by our “named executive officers,” who consist of each person who served as our principal executive officer and principal financial officer during fiscal year 2013, and the three other most highly compensated executive officers at the end of fiscal year 2013. For fiscal year 2013, our named executive officers were:

•	Mark Volchek, Chief Executive Officer

•	Christopher Wolf, Chief Financial Officer

•	Miles Lasater, President and Chief Operations Officer through May 7, 2013; President from May 8, 2013 through January 9, 2014

•	Casey McGuane, Chief Service Officer through May 7, 2013; Chief Operating Officer thereafter

•	Robert Reach, Chief Sales Officer

When designing our executive compensation program each year, we strive to implement good corporate governance practices and align executive interests with those of our shareholders. Our compensation program in fiscal year 2013 reflects our belief that executive compensation should be incentive-driven, and thus contains a mix of short-term and long-term incentives to appropriately motivate our executives. Consistent with our “pay-for-performance” philosophy, we also believe that a portion of executive pay should be performance-based. Our executive compensation practices reflect this philosophy in the following ways:

•	Our short-term annual cash bonus plan is based on individual and Company performance. If actual performance does not meet the threshold specified for each performance measure, no amount will be earned in respect of such measure.

•	Our long-term equity plan allows us to grant a variety of incentive awards, including options, stock appreciation rights, restricted stock, restricted stock units and other stock awards.

•	Except for a severance protection agreement with Mr. Wolf, we do not maintain severance or change in control agreements with our executive officers, and the change in control provisions under our Amended and Restated 2010 Equity Incentive Plan which provide for accelerated vesting of equity awards are currently double-trigger (other than the performance-based options discussed below, which provide for single-trigger accelerated vesting upon a change in control).

•	Our named executive officers are not entitled to any executive perquisites, tax gross-up payments or supplemental pensions.

Compensation Philosophy and Objectives

Our compensation philosophy is to provide a base salary that is competitive among comparable companies but to focus primarily on rewarding positive performance that encourages our named executive officers to grow the Company. As a result, our executive compensation program emphasizes incentive compensation over guaranteed base salaries. We have offered a mix of short-term and long-term incentives consisting of cash bonuses, stock options and restricted stock in order to motivate achievement of the Company’s annual business plan and creation of long-term stockholder value. Our named executive officers earn an annual cash bonus based on Company performance. They also receive equity awards along with other key employees. Our named executive officers have received no benefits or perquisites in addition to those offered to all employees of the Company. We believe that our compensation program should remain focused on the essentials necessary to retain and reward our experienced named executive officers and to attract others to the Company as needed.

We will hold a non-binding advisory vote on our executive compensation program (commonly referred to as the “say on pay” vote) at our 2014 annual meeting. We last held a say on pay vote at our annual meeting held on May 18, 2011. Our 2011 say on pay proposal received substantial majority support from stockholders. We interpreted this stockholder support as an acknowledgment that our executive compensation program and practices are reasonable and well-aligned with stockholder expectations and, taking such support into consideration, have maintained our compensation structure in 2012 and 2013. At our 2011 annual meeting, our stockholders also voted in favor of the proposal to hold say on pay votes every three years and the board adopted the proposal. In the future, we will continue to consider the outcome of our triennial say on pay votes when making compensation decisions regarding our named executive officers.

Role of the Compensation Committee

The compensation committee has the responsibility of evaluating, reviewing and approving the compensation plans, policies and programs of the Company, and ensuring that such plans, policies and programs provide appropriate incentives to recruit, motivate and retain employees.

The compensation committee meets from December through March in order to review the compensation from the prior year and set its compensation policy for the coming year. During these meetings, the compensation committee reviews and approves the compensation of named executive officers, including base salary, annual incentive bonus and equity compensation.

During this period, the committee confers with our president and chief executive officer to establish annual goals for him and the other named executive officers. The president and chief executive officer discusses the specific accomplishments of the executive team during the prior year, as well as the team’s business development plans for the upcoming year, which the committee uses to help it set the annual targets for the named executive officers’ bonus opportunities. The president and chief executive officer also provides relevant information to the committee regarding specific challenges or opportunities facing the executive team in the upcoming year, such as changes in the Company’s business development plan, anticipated hiring of new employees and retention of current employees, and exploration of new avenues of business growth. The committee also obtains self-evaluations from the other named executive officers. The committee meets in executive session without the presence of the named executive officers in order to evaluate the officers’ performance with respect to the goals set by the committee, market compensation data, and our performance and shareholder return during the year.

Since the Company’s initial public offering in 2010, the compensation committee has engaged Steven Hall & Partners to assist the committee in examining our compensation levels and structures in the context of other similar public companies and in designing a program that properly compensates and motivates the executive team in light of the Company’s circumstances. The compensation committee has continued to work with Steven Hall & Partners in benchmarking executive and director compensation and setting compensation levels.

Steven Hall & Partners does not have any relationship or arrangement with the Company other than its engagement as a consultant to the compensation committee.

Compensation Benchmarking and Peer Group

For 2013 compensation, the compensation committee engaged Steven Hall & Partners to perform a new study regarding executive compensation programs at comparative companies. The comparative information provided by Steven Hall & Partners was obtained from publicly filed reports of each company in the comparative peer group, as well as from nationally recognized compensation surveys. The study benchmarked compensation against an updated peer group. The process utilized by Steven Hall & Partners in updating the peer group was consistent with the process established in 2012 and included the following: identification of companies in the business services, financial transaction and/or technology industries; review of potential peers within the Company’s SIC code; review of companies in the identified industries and SIC codes that recently went public; and “peers of peers” analysis. These potential peers were then narrowed down based upon business description and through a review of 1-, 3- and 5- year revenue growth, adjusted EBITDA, net income and market cap. Based on this update, two companies (Exlservice Holdings, Inc. and NIC, Inc.) were added to the peer group. The 2013 peer group consisted of the following fourteen companies:

• Blackbaud, Inc. • Bottomline Technologies, Inc. • Cardtronics, Inc. • Ebix, Inc.	• Exlservice Holdings, Inc. • Financial Engines, Inc. • FleetCor Technologies, Inc. • Green Dot Corporation • Heartland Payment Systems, Inc.	• Moneygram International, Inc. • Netspend Holdings, Inc. (acquired in July 2013) • NIC, Inc. • TNS, Inc. (acquired in February 2013) • WEX, Inc.

The compensation committee discussed the report with Steven Hall & Partners and used the data contained therein as an aid in setting 2013 executive compensation. The peer group going forward is subject to alteration.

Elements of Compensation

Our executive compensation program for 2013, as set by the compensation committee, consisted of the following components:

•	Base salary;

•	Annual cash incentive awards linked to Company performance;

•	Long-term equity-based compensation in the form of stock options; and

•	Company-wide employee welfare and retirement benefits.

Base Salary

We pay an annual base salary to our named executive officers in order to provide them with a fixed rate of cash compensation during the year. The compensation committee conducts an annual review of each named executive officer regarding his performance and salary, and considers whether the amount of that salary is appropriate. Since our initial public offering in 2010, the committee has determined the named executive officers’ base salaries primarily by reviewing the comparable data presented in Steven Hall & Partners’ report and discussing such data with Steven Hall & Partners. The committee has also considered each executive’s responsibilities, prior performance and other discretionary factors, such as the executive’s business planning and development, identification of areas for Company growth, management style and effectiveness, ability to motivate and set appropriate goals for the Company’s workforce, ability to cultivate and retain a productive workforce, and ability to work effectively with outside professionals and consultants.

For fiscal year 2013, the compensation committee reviewed the data prepared by Steven Hall & Partners and observed that each of our named executive officers remained undercompensated in comparison to the named executive officers of peer group companies, although less so when the focus was narrowed to smaller companies in the group that were closer in size to the Company. The compensation committee therefore determined that the following upward adjustments should be made: Messrs. Volchek’s and Lasater’s salaries increased from $350,000 to $400,000 and Messrs. McGuane’s and Reach’s salaries increased from $275,000 to $300,000. When Mr. Wolf was appointed as chief financial officer in February 2013, the compensation committee determined that he would receive a base salary of $375,000.

Annual Bonus

We pay our named executive officers an annual bonus as an incentive to achieve the short-term goals of the Company as reflected in its annual business plan. All of our named executive officers are eligible to receive an annual cash bonus based on the achievement of certain pre-determined targets set by the compensation committee, which, in addition to its own analysis, utilizes Steven Hall & Partners’ peer group data.

At its meeting in March 2013, the compensation committee established the following individual targets and maximum bonus opportunities as a percent of base salaries:

	Target	Maximum Opportunity
Mark Volchek	100%	200%
Christopher Wolf	46.7%	93.3%
Miles Lasater	100%	200%
Casey McGuane	50%	100%
Robert Reach(1)	15%	25%

(1)	Mr. Reach also received commissions for sales of the Company’s products and services during 2013.

The measures, targets and weightings were set under the Short Term Incentive Plan as follows:

Performance Criteria	Weighting	Threshold	Target	Maximum
Total Revenue	37.5%	$200 million	$220 million	$236 million
Adjusted EPS(1)	37.5%	$0.62	$0.70	$0.76
Management Objectives(2)	25%	(2)	(2)	(2)

(1)	Adjusted EPS is computed by dividing the Company’s adjusted net income by the Company’s weighted average shares outstanding for the period. We prepare adjusted net income to eliminate the effect of items that we do not consider indicative of our core operating performance. For example, during the year ended December 31, 2013, the Company defined adjusted net income as net income, adjusted to eliminate (a) stock-based compensation expense related to incentive stock option grants and (b) after giving effect to tax adjustments, (i) stock-based compensation expense related to non-qualified stock option grants, (ii) merger and acquisition charges related to our acquisition of the Campus Labs and Campus Solutions businesses, (iii) litigation settlement costs in 2013 related to a series of class action lawsuits, (iv) non-recurring costs associated with our transition to a new bank partner relationship in 2013 and (v) amortization expenses related to acquired intangible assets and financing costs. Adjusted EPS should not be considered as an alternative to diluted earnings per share or any other measure of financial performance calculated and presented in accordance with GAAP. The Company’s adjusted EPS may not be comparable to similarly titled measures of other organizations because other organizations may not calculate such a measure in the same manner as we do.
(2)	The 2013 management objectives included (i) selling more of our products and services to higher education institutions; (ii) achieving greater overhead efficiency; (iii) increasing consumer activity; (iv) strengthening compliance; (v) achieving a high renewal rate; and (vi) deepening employee satisfaction. The threshold was to achieve two of the six management objectives , the target was to achieve four of the six management objectives and the maximum was to achieve all six management objectives.

For each performance measure, if actual performance did not meet the threshold for such performance measure, no amount was earned in respect of such measure. To the extent actual performance exceeded the threshold, the portion of the target bonus attributable to such performance measure (based upon the weighting given to such measure) was determined by interpolation between threshold and target levels and target and maximum levels, respectively. The final individual bonuses were subject to adjustment at the discretion of the compensation committee.

In February 2014, the compensation committee reviewed the Company’s performance for the fiscal year ended 2013 against the performance measures, targets and weighting that were set under the Short Term Incentive Plan. The committee determined that the thresholds were not met under the Adjusted EPS and Management Objectives measures but that Total Revenue was in between the threshold and target levels (the Company’s Adjusted EPS in 2013 was $0.60 and the Company’s Total Revenue in 2013 was $211.1 million). The compensation committee accordingly awarded cash bonuses to each named executive officer as follows:

Cash
Mark Volchek	$90,225
Christopher Wolf	$39,502
Miles Lasater	$90,225
Casey McGuane	$33,834
Robert Reach	$10,150

The cash bonuses were paid under the Company’s Short Term Incentive Plan in February 2014.

Equity-Based Compensation

Our compensation committee believes that equity-based compensation is an important component of our executive compensation program, based on its own analysis and the study provided by Steven Hall & Partners, and that providing equity-based awards to our named executive officers aligns the incentives of our executives with the long-term interests of our shareholders and with our long-term corporate success and provides our executives with a powerful retention incentive.

Generally, each named executive officer has received a stock option grant when he joined the Company, and has then received periodic awards thereafter in the discretion of the compensation committee and board. Until 2010, awards were made under the 2000 Stock Option Plan with varying vesting schedules ranging from one to five years, as set out in the respective stock option agreements. Stock option grants have typically been split between incentive stock options (within the meaning of Section 422 of the Code) and nonqualified stock options.

The 2000 Stock Option Plan terminated by its terms in April 2010. The Company adopted the 2010 Equity Incentive Plan on March 26, 2010, which was amended and restated at our 2013 annual meeting. Since the Company’s initial public offering, it has been the practice of the compensation committee to make annual equity grants at its first meeting following the release of the Company’s year-end financial results. In February 2013, the compensation committee determined that in light of the fact that no significant equity grants have been made since 2008 and that the committee felt it an appropriate time to provide for the possibility of a meaningful equity participation on an earned basis, it would make a one-time special grant of options to be earned based on growth in the Company’s earnings to the named executive officers of an aggregate of 1,650,000 performance-based options, which number was approximately equal to 3% of the total shares of common stock that were outstanding at the time of the grant. Based on the committee’s consultation with Steven Hall & Partners, the committee determined that an option grant of this design and size earned over three years was reasonable and an appropriate method for aligning the interests of shareholders and management. Such performance-based options were granted on February 15, 2013 (other than Mr. Wolf, whose award was granted on March 8, 2013) and have an exercise price of $10.52. The performance-based options will vest in three equal annual installments and may be earned in each year starting at the end of 2014 based on the increase of Adjusted EBITDA (as defined below) over the prior year, subject to the executive’s continued employment. Each year’s installment will be earned or forfeited based on the growth in Adjusted EBITDA from the preceding year starting at the end of 2014, as described in Schedule 1 below. Upon a change in control of the Company, any portion of the performance-based option that remains eligible to be earned pursuant to Schedule 1 below following the date of the change in control will become exercisable immediately prior to the consummation of the change in control, and any portion of the performance-based option that was not earned pursuant to Schedule 1 prior to the consummation of the change in control will expire. Any unvested performance-based options expire upon the date of the holder’s termination of employment for any reason, and vested performance-based options expire upon the earlier of (i) three months after the holder’s termination of employment other than for Cause (as defined below), death or disability, (ii) one year after the holder’s termination of employment by reason of death or disability, (iii) the commencement of business on the date the holder’s employment is, or is deemed to have been, terminated for Cause, or (iv) the tenth anniversary of the grant date.

Schedule 1

Increase of the Adjusted EBITDA for each applicable fiscal year over the Adjusted EBITDA for the immediately preceding fiscal year	Number of shares subject to the option earned in respect of such applicable fiscal year

Less than 10%	0

10%	1/30th of the shares subject to the option (rounded to the nearest whole number)

20% and above	1/3 of the shares subject to the option (rounded to the nearest whole number)

Greater than 10% but less than 20%	The number of shares subject to the option (rounded to the nearest whole number) earned will be determined by linear interpolation between a 10% and 20% increase in the Adjusted EBITDA, rounded to the nearest hundredth

The performance-based options also have a provision for a true up at the end of the third vesting period, which provides that the Committee will measure the Cumulative Adjusted EBITDA Increase (as defined below) over the three fiscal year period (2014-2016) and apply that rate to the vesting schedule for all performance-based options, as set forth in Schedule 2 below. If the resulting number of earned performance-based options is higher than the sum of the annually earned performance-based options, the higher number will be considered earned and vested.

Schedule 2

Cumulative Adjusted EBITDA Increase	Number of shares subject to the option earned

Less than 10%	0

10%	1/10th of the shares subject to the option (rounded to the nearest whole number), reduced by the aggregate number of shares subject to the option earned pursuant to Schedule 1 above

20% and above	100% of the shares subject to the option, reduced by the aggregate number of shares subject to the option earned pursuant to Schedule 1 above

Greater than 10% but less than 20%	The number of shares subject to the option (rounded to the nearest whole number) earned will be determined by linear interpolation between a 10% and 20% of the Cumulative Adjusted EBITDA Increase (rounded to the nearest hundredth), reduced by the aggregate number of shares subject to the option earned pursuant to Schedule 1 above

“Adjusted EBITDA” shall be based on the audited financial statements of the Company for the applicable fiscal year and determined in the same manner as set forth in the Company’s earnings release reconciliation contained in the Form 8-K filed on February 12, 2013, excluding the effect of: (i) restructurings, reorganizations, discontinued operations, non-core businesses in continuing operations, acquisitions, dispositions, or any extraordinary nonrecurring items as described in Financial Accounting Standards Board Accounting Standards Codification Topic 225 and/or in management’s discussion and analysis of financial condition and results of operations appearing in the Company’s Annual Report on Form 10-K for the applicable fiscal year, (ii) the cumulative effects of tax or accounting changes, each in accordance with generally accepted accounting principles, (iii) foreign exchange gains or losses, (iv) stock-based compensation, (v) amortization of intangible assets, impairments of goodwill and other intangible assets, asset write downs, or non-cash interest expense or (vi) litigation or claim judgments or settlements.

“Cause” means (i) a material breach by the holder of any of his or her obligations under any written agreement with the Company or any of its affiliates, (ii) a material violation by the holder of any of the Company’s policies, procedures, rules and regulations applicable to employees generally or to employees at the holder’s grade level, in each case, as they may be amended from time to time in the Company’s sole discretion; (iii) the failure by the holder to reasonably and substantially perform his or her duties to the Company or its affiliates (other than as a result of physical or mental illness or injury); (iv) the holder’s willful misconduct or gross negligence that has caused or is reasonably expected to result in material injury to the business, reputation or prospects of the Company or any of its affiliates; (v) the holder’s fraud or misappropriation of funds; or (vi) the commission by the holder of a felony or other serious crime involving moral turpitude; provided that if the holder is a party to an employment agreement with the Company or its affiliate at the time of his or her termination of employment and such employment agreement contains a different definition of “cause” (or any derivation thereof), the definition in such employment agreement will control. If a holder is terminated without Cause and, within the twelve (12) month period subsequent to such termination of employment, the Company determines in good faith that the holder’s employment could have been terminated for Cause, subject to anything to the contrary that may be contained in the holder’s employment agreement at the time of his or her termination of employment, the holder’s employment will, at the election of the Company, be deemed to have been terminated for Cause, effective as of the date the events giving rise to Cause occurred.

“Cumulative Adjusted EBITDA Increase” shall be calculated by adding (i) the increase (or decrease) of the Adjusted EBITDA for 2014 over the Adjusted EBITDA for 2013, the increase (or decrease) of Adjusted EBITDA for 2015 over the Adjusted EBITDA for 2014, and the increase (or decrease) of Adjusted EBITDA for 2016 over the Adjusted EBITDA for 2015, (ii) dividing the resulting sum by 3, and (iii) rounding to the nearest hundredth.

The performance-based option pool is divided among the named executive officers as follows: Messrs. Volchek and Lasater: 525,000 each; Mr. McGuane: 300,000; and Messrs. Reach and Wolf: 150,000 each.

Separately, as described in the Company’s 2013 proxy statement, in February 2013, the compensation committee awarded discretionary bonuses, 60% of which were in the form of restricted shares of common stock, to our named executive officers. The restricted shares of common stock were granted on the first Friday following the Company’s release of its 2012 earnings (with the number of shares being valued based on the average of the previous day’s high and low trading prices, in accordance with the Amended and Restated 2010 Equity Incentive Plan) and became fully vested on January 1, 2014. Messrs. Volchek and Lasater each received 8,317 shares of restricted stock having a value of $87,500; Mr. McGuane received 3,268 shares of restricted stock having a value of $34,375; and Mr. Reach received 980 shares of restricted stock having a value of $10,312.

In connection with his appointment as chief financial officer, on March 8, 2014, Mr. Wolf was granted 50,000 restricted shares of common stock, which shares vest in equal installments over four years subject to his continued employment through the applicable vesting date.

Employment and Severance Protection Arrangements

We have not historically had any employment agreements with our named executive officers; however, in January 2014, the Company entered into an employment agreement with Miles Lasater and a severance protection agreement with Christopher Wolf.

Pursuant to the employment agreement with Mr. Lasater, Mr. Lasater is employed by the Company on a part-time basis and serves as chairman of our board. Mr. Lasater is required to provide services to the Company and its subsidiaries for at least four working days per month. Mr. Lasater’s base salary under the Employment Agreement is $11,544.05 per month and he is eligible to receive an annual performance bonus, the terms and conditions of which will be determined by the compensation committee. The employment agreement also provides that Mr. Lasater’s outstanding equity awards will continue to vest during his part-time employment with the Company in accordance with the terms of the underlying equity award agreements and the Company’s equity incentive plans. The employment agreement may be terminated by either the Company or Mr. Lasater upon 30 days’ notice.

Pursuant to the severance protection agreement with Mr. Wolf, in the event that Mr. Wolf’s employment is terminated by the Company without Cause or by Mr. Wolf for Good Reason (as such terms are defined in the severance protection agreement), in each case within the 24 month period following either (i) the occurrence of a Change of Control (as defined in the severance protection agreement), or (ii) the appointment of a chief executive officer other than Mr. Volchek, in each case occurring after January 14, 2014, Mr. Wolf will be entitled to receive a severance payment in an amount equal to one year of his then-current base salary plus a prorated amount of his annual bonus. The severance payment is subject to Mr. Wolf’s execution of a general release and waiver of claims against the Company and his continuing compliance with the restrictive covenants set forth in the severance protection agreement.

Additionally, in connection with Mr. Wolf’s appointment as chief financial officer in February 2013, the Company entered into an employment offer letter with him. Under the terms of the letter, Mr. Wolf received an annual base salary of $375,000 and a target bonus of $175,000, which was to be earned based on the achievement of annual performance targets to be established by the compensation committee and described above. Additionally, on March 8, 2013, he was granted (i) 150,000 performance-based stock options, which options will vest in three equal annual installments and will be earned in each year starting at the end of 2014 based on the Company’s growth in Adjusted EBITDA over the prior year, as described above, and (ii) 50,000 shares of restricted stock, which shares vest in equal annual installments over four years. Each award is subject to Mr. Wolf’s continued employment through the applicable vesting date. Mr. Wolf also received a $10,000 relocation bonus.

Employee Welfare and Retirement Benefits

We provide the following benefits, among others, to our named executive officers on the same basis as all other eligible employees of the Company:

•	Health insurance;

•	Paid time off and paid holidays;

•	Life insurance;

•	Short-term and long-term disability insurance; and

•	401(k) plan with Company matching contributions of 4%.

We believe these benefits are generally consistent with those offered by our peer group companies.

Perquisites

Our named executive officers have received no benefits or perquisites in addition to those offered to all employees of the Company.

Severance and Change in Control Agreements

Other than as described under “Employment and Severance Protection Agreements” above, we do not have any severance or change in control agreements with our named executive officers.

Risk Assessment

In 2013, our compensation committee determined that none of our compensation policies and programs creates a risk that is reasonably likely to have a material adverse effect on the Company.

Policy on Code Section 162(m)

As a private company, prior to the consummation of our initial public offering we were not subject to the limits on deductibility of compensation set forth in Section 162(m) of the Code. Section 162(m) denies publicly-held companies a tax deduction for annual compensation in excess of $1 million paid to their chief executive officer or any of their three other most highly compensated executive officers (other than the chief financial officer) employed on the last day of a given year, unless their compensation is based on qualified performance criteria. Subject to certain transition rules that apply to companies that first become publicly held in connection with an initial public offering, to qualify for deductibility, these criteria must be established by a committee of independent directors and approved, as to their material terms, by that company’s stockholders. With the exception of the discretionary bonuses paid in 2012, since our initial public offering, we have generally structured our bonus and equity-based incentive programs so that they would meet the requirements for performance-based compensation under Section 162(m), although they were not subject to such requirements by law. Our Amended and Restated 2010 Equity Incentive Plan permits (but does not require) the committee to grant equity awards that may qualify as performance-based compensation for purposes of Section 162(m) of the Code following the end of the Company’s post-IPO transition period. However, our compensation committee may approve compensation or changes to plans, programs or awards that may cause the compensation or awards not to comply with Section 162(m) if it determines that such action is appropriate and in our best interests.

Summary Compensation Table

The following table sets forth the compensation paid to or earned during the fiscal years ended December 31, 2013, 2012 and 2011 by (i) our principal executive officer during fiscal year 2013, (ii) each person who served as our principal financial officer during fiscal year 2013, and (iii) our three other most highly compensated executive officers who were serving as executive officers at the end of fiscal year 2013:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Mark Volchek	2013	$400,000	$—	$87,500	$2,754,675	$90,225	$10,000	$3,342,400
Chief Executive Officer and principal Financial Officer through March 4, 2013; Chief Executive Officer thereafter	2012	350,000	58,333	—	275,995	29,167	10,000	723,495
	2011	290,000	—	—	476,305	279,077	9,800	1,055,182

Christopher Wolf	2013	294,231	—	463,000	787,050	39,502	10,000	1,593,783
Chief Financial Officer as of March 5, 2013
Miles Lasater	2013	400,000	—	87,500	2,754,675	90,225	10,000	3,342,400
President and Chief Operations Officer through May 7, 2013; President from May 8, 2013 through January 9, 2014	2012	350,000	58,333	—	275,995	29,167	10,000	723,495
	2011	290,000	—	—	476,305	279,077	9,800	1,055,182

Casey McGuane	2013	300,000	—	34,379	1,574,100	33,834	10,000	1,952,313
Chief Service Officer through May 7, 2013; Chief Operating Officer thereafter	2012	275,000	22,917	—	134,366	11,458	10,000	453,741
	2011	210,000	—	—	238,152	133,957	9,800	591,909

Robert Reach	2013	507,321	—	10,310	787,050	10,150	10,000	1,324,831
Chief Sales Officer	2012	474,214	6,875	—	134,366	3,437	10,000	628,892
	2011	499,740	—	—	238,152	33,489	9,800	781,181

(1)	The amounts in this column reflect aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of restricted stock awards and option awards granted to our named executive officers. For a description of the assumptions used in determining grant date fair value, see Note 2 to our consolidated financial statements. The option awards granted to our named executive officers in 2013 are subject to performance conditions. The grant date fair value of these performance-based option awards assume that all options will vest pursuant to the terms of the option agreements.

(2)	The amounts in this column reflect annual cash bonuses earned by our named executive officers as described in the section “Elements of Compensation—Annual Bonus” above.
(3)	The amount shown for each named executive officer other than Mr. Wolf represents Company matching contributions under our 401(k) plan. The amount shown for Mr. Wolf represents a relocation payment.
(4)	The amount shown for Mr. Reach includes a base salary of $210,000, $275,000 and $300,000 and sales commissions of $289,740, $199,214 and $207,321 for 2011, 2012 and 2013, respectively.

Grants of Plan-Based Awards in Fiscal Year 2013

The following table sets forth, for each of the named executive officers, awards granted during fiscal 2013 under our annual cash bonus program and our 2010 Equity Incentive Plan. The exercise price for our options is based on the average of the high and low price on the New York Stock Exchange on the day immediately preceding the grant date.

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock Units (#)	Exercise or Base Price of Option Awards ($/Sh)	Closing Market Price on Date of Grant ($/Sh)	Grant Date Fair Value of Option Awards ($)
Mark Volchek	2/15/2013	$—	$—	$—	52,500	525,000	525,000	—	$10.52	$10.10	$2,754,675
Mark Volchek	2/15/2013	—	—	—	—	—	—	8,317	—	—	87,495
Mark Volchek	—	—	400,000	800,000	—	—	—	—	—	—	—
Christopher Wolf	3/8/2013	—	—	—	15,000	150,000	150,000	—	9.02	9.26	787,050
Christopher Wolf	3/8/2013	—	—	—	—	—	—	50,000	—	—	451,000
Christopher Wolf	—	—	175,125	349,875	—	—	—	—	—	—	—
Miles Lasater	2/15/2013	—	—	—	52,500	525,000	525,000	—	10.52	10.10	2,754,675
Miles Lasater	2/15/2013	—	—	—	—	—	—	8,317	—	—	87,495
Miles Lasater	—	—	400,000	800,000	—	—	—	—	—	—	—
Casey McGuane	2/15/2013	—	—	—	30,000	300,000	300,000	—	10.52	10.10	1,574,100
Casey McGuane	2/15/2013	—	—	—	—	—	—	3,268	—	—	34,379
Casey McGaune	—	—	150,000	300,000	—	—	—	—	—	—	—
Robert Reach	2/15/2013	—	—	—	15,000	150,000	150,000	—	10.52	10.10	787,050
Robert Reach	2/15/2013	—	—	—	—	—	—	980	—	—	10,310
Robert Reach	—	—	45,000	75,000	—	—	—	—	—	—	—

Outstanding Equity Awards at Fiscal Year End 2013

The following table sets forth, for each of the named executive officers, the equity awards outstanding as of the end of fiscal 2013:

		Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares of Units of Stock that Have Not Vested ($)(1)
Mark Volchek	1/17/2006	75,000	—		—		0.67	1/16/2016
	1/23/2007	75,000	—		—		1.34	1/22/2017
	12/7/2007	75,000	—		—		2.67	12/6/2017
	9/25/2008	375,000	—		—		4.59	9/24/2018
	2/18/2011	28,333	21,667	(3)	—		18.05	2/17/2021
	2/10/2012	13,933	24,067	(3)	—		15.28	2/9/2022
	2/15/2013	—	—		525,000	(4)	10.52	2/14/2023
	2/15/2013								8,317	(2)	81,174
Christopher Wolf	3/8/2013	—	—		150,000	(4)	9.02	3/7/2023
	3/8/2013							3/7/2023	50,000	(5)	488,000
Miles Lasater	1/23/2007	75,000	—		—		1.34	1/22/2017
	12/7/2007	75,000	—		—		2.67	12/6/2017
	9/25/2008	375,000	—		—		4.59	9/24/2018
	2/18/2011	28,333	21,667	(3)	—		18.05	2/17/2021
	2/10/2012	13,933	24,067	(3)	—		15.28	2/9/2022
	2/15/2013	—	—		525,000	(4)	10.52	2/14/2023
	2/15/2013								8,317	(2)	81,174
Casey McGuane	12/7/2007	90,000	—		—		2.67	12/6/2017
	9/25/2008	75,000	—		—		4.59	9/24/2018
	2/18/2011	14,166	10,834	(3)	—		18.05	2/17/2021
	2/10/2012	6,783	11,717	(3)	—		15.28	2/9/2022
	2/15/2013	—	—		300,000	(4)	10.52	2/14/2023
	2/15/2013								3,268	(2)	31,896
Rob Reach	12/7/2007	60,179	—		—		2.67	12/6/2017
	9/25/2008	75,000	—		—		4.59	9/24/2018
	2/18/2011	14,166	10,834	(3)	—		18.05	2/17/2021
	2/10/2012	6,783	11,717	(3)	—		15.28	2/9/2022
	2/15/2013	—	—		150,000	(4)	10.52	2/14/2023
	2/15/2013								980	(2)	9,565

(1)	The amounts in this column represent the number of unvested restricted stock units outstanding for the named executive officers at fiscal year-end multiplied by the stock price of $9.76 (closing price for a share of our common stock on December 30, 2013).

(2)	This award vested on January 1, 2014.
(3)	This award vests at a rate of 20% on the first anniversary of the grant date, and in forty-eight equal monthly installments over the following four years.
(4)	This award vests based on Adjusted EBITDA performance as described above under “Equity-Based Compensation”.
(5)	This award vests over four years in four equal installments commencing on the first anniversary of the grant date.

Options Exercised and Stock Vested

The following table shows exercises of stock options and restricted stock vesting for the year ended December 31, 2013, for each of the named executive officers named in the Summary Compensation Table.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Mark Volchek	75,000	$735,750	2,709	$26,480
Christopher Wolf	—	—	—	—
Miles Lasater	150,000	1,363,500	2,709	26,480
Casey McGuane	131,000	1,330,481	1,302	12,727
Rob Reach	10,000	87,184	327	3,196

(1)	Amounts reflect the difference between the exercise price of the stock options and the market price of our common stock at the time of exercise.
(2)	Amounts reflect the market value of our common stock on the day on which the restricted stock vested.

Pension Benefits and Non-Qualified Deferred Compensation

The Company does not have any defined pension or defined contribution plans for its named executive officers other than a tax-qualified 401(k) Plan. The Company does not maintain any non-qualified deferred compensation plans.

Potential Payments Upon Termination or Change in Control

During fiscal year 2013, our named executive officers were not entitled to any severance payments upon termination of their employment or in connection with a change of control of the Company. Other than as discussed below, under both the 2000 Stock Option Plan and the Amended and Restated 2010 Equity Incentive Plan, upon a termination of employment, all unvested equity awards (and, in the case of the 2000 Stock Option Plan, awards where all restrictions have not lapsed) terminate and vested stock options may continue to be exercised within a three-month period (extended to a twelve-month period if terminated due to a “disability” within the meaning of Section 22(e)(3) of the Code or death).

Under the 2000 Stock Option Plan, if in connection with or following a “Change-in-Control” (as defined below), a named executive officer’s employment is terminated by the Company for any reason other than “Cause” (as defined below) or he terminates his employment for “Good Reason” (as defined below), any unvested stock options or shares of restricted stock held by such named executive officer shall vest immediately and be exercisable or transferable, respectively, in accordance with the terms of the 2000 Stock Option Plan. Under the Amended and Restated 2010 Equity Incentive Plan, if within the one-year period following a “Change-in-Control” (as defined below), a named executive officer’s employment is terminated by the Company without “Cause” (as defined below), all outstanding options held by such named executive officer shall vest immediately and be exercisable as of the effective date of termination, in accordance with the terms of the Amended and Restated 2010 Equity Incentive Plan. In addition, the performance-based options granted under the terms of the Amended and Restated 2010 Equity Incentive Plan vest upon a Change-in-Control, as described in “Equity-Based Compensation” above. The table below provides an estimate of the value of such accelerated vesting of unvested awards assuming that a Change-in-Control and a qualifying termination of employment occurred on December 31, 2013 and assuming a stock price of $9.76 per share, the closing price of a share of our common stock, on such date. However, the executives’ employment was not terminated on December 31, 2013 under such plans and a change in control did not occur on that date. There can be no assurance that a termination of employment, a change in control or both would produce the same or similar results as those set forth below if either or both of them occur on any other date or at any other price, or if any other assumption used in calculating the benefits set forth below is not correct in fact.

Name	Aggregate Salary Continuation ($)(1)	Bonus ($)(2)	Value of Accelerated Stock Option Vesting ($)(3)	Value of Accelerated Restricted Stock Vesting ($)(4)	Total Benefits ($)
Mark Volchek	—	—	—	$81,174	$81,174
Christopher Wolf	—	—	111,000	488,000	599,000
Miles Lasater	—	—	—	81,174	81,174
Casey McGuane	—	—	—	31,896	31,896
Robert Reach	—	—	—	9,565	9,565

(1)	If the severance protection agreement with Mr. Wolf, entered into in January 2014 had been in effect on December 31, 2013, Mr. Wolf would have received aggregate salary continuation payments of $390,000 due as a result of our termination of Mr. Wolf’s employment without “cause” (other than as a result of Mr. Wolf’s death or disability) or by Mr. Wolf for “good reason.” Salary continuation payments under such severance protection agreement are payable in equal monthly installments for one year.
(2)	If the severance protection agreement with Mr. Wolf, entered into in January 2014 had been in effect on December 31, 2013, Mr. Wolf would have received a bonus payment of approximately $39,502 due as a result of our termination of Mr. Wolf’s employment without “cause” (other than as a result of Mr. Wolf’s death or disability) or by Mr. Wolf for “good reason.” Pursuant to the severance protection agreement, Mr. Wolf receives a prorated bonus, payable once such bonus amount is granted by the Compensation Committee of the Company’s Board of Directors upon its annual review of the Company’s executive officers.
(3)	The amounts in this column represent for each named executive officer the intrinsic value of the stock options subject to accelerated vesting calculated as the excess of $9.76 per share (other than Mr. Wolf’s March 2013 award, which has a strike price of $9.02) subject to each outstanding stock option over the applicable per share exercise price set forth in the Outstanding Equity Awards at Fiscal Year End 2013 Table above. Other than Mr. Wolf’s March 2013 award, none of the other unvested options are in the money.
(4)	The amounts in this column represent for each named executive officer the value of the restricted stock subject to accelerated vesting calculated by multiplying the number of unvested shares of restricted stock, as set forth in the Outstanding Equity Awards at Fiscal Year End 2013 Table above, by $9.76 per share.

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

Under the Amended and Restated 2010 Equity Incentive Plan, “Change-in-Control” is defined as a change in the ownership of the Company, a change in the effective control of the Company or a change in the ownership of a substantial portion of the Company, as determined under Sections 1.409A-3(i)(5)(v)-(vii) of the federal tax regulations.

A “Change-in-Control” is not deemed to occur under the Amended and Restated 2010 Equity Incentive Plan as a result of any event or transaction to the extent that treating such event or transaction as a “Change-in-Control” would cause tax to become due under Section 409A of the Code.

Under the Amended and Restated 2010 Equity Incentive Plan, “Cause” is defined as:

(i)	material breach of obligations under any written agreement with the Company,

(ii)	material violation of any of the Company’s policies, procedures, rules and regulations applicable to employees generally or to employees at the executive’s grade level, in each case as may be amended from time to time in the Company’s sole discretion,

(iii)	failure to reasonably and substantially perform one’s duties to the Company (other than as a result of physical or mental illness or injury),

(iv)	willful misconduct or gross negligence that has caused or is reasonably expected to result in material injury to the Company’s business, reputation or prospects,

(v)	fraud or misappropriation of funds, or

(vi)	commission of a felony or other serious crime involving moral turpitude.

However, if the executive is a party to an employment agreement with the Company which contains a different definition of “cause,” the definition in such employment agreement will control.

We have entered into certain non-competition agreements with our named executive officers. The named executive officers are not entitled to any payment under these agreements.

Director Compensation

The following table sets forth compensation paid to our non-employee directors (or in certain cases to the shareholder which they represent on the board) for service on our board and board committees in fiscal year 2013. Director compensation is determined by the board based on recommendation from the compensation committee made in consultation with Steven Hall & Partners. Directors who are also our employees do not receive additional compensation for their service on our board or board committees.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)	Option Awards ($)(2)	Total ($)
Paul Biddelman	$55,000	$52,495	$52,501	$159,996
Samara Braunstein	14,552	—	211,492	226,044
David Cromwell	43,750	52,495	52,501	148,746
Stewart Gross	42,500	52,495	52,501	147,496
Robert Hartheimer	45,000	52,495	52,501	149,996
Dean Hatton	35,000	52,495	52,501	139,996
Patrick McFadden	60,000	52,495	52,501	164,996
Charles Moran	38,750	52,495	52,501	143,746

(1)	The amounts in this column reflect aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of restricted stock awards granted to our directors. For a description of the assumptions used in determining grant date fair value, see Note 2 to our consolidated financial statements. The following table sets forth, for each of the directors, the equity awards outstanding as of December 31, 2013.
(2)	The amounts in this column reflect aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of option awards granted to our directors. For a description of the assumptions used in determining grant date fair value, see Note 2 to our consolidated financial statements. The following table sets forth, for each of the directors, the equity awards outstanding as of December 31, 2013.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares of Units of Stock that Have Not Vested ($)(1)
Paul Biddelman	3/28/2007	28,800	—		1.34	3/27/2017
	12/4/2009	30,000	—		10.80	12/3/2019
	2/18/2011	10,000	—		18.05	2/17/2021
	2/10/2012	15,000	—		15.28	2/9/2022
	2/15/2013	10,691	—		8.00	2/14/2023
	2/15/2013						4,990	(4)	48,702
Samara Braunstein	8/9/2013	—	40,000	(3)	10.58	8/8/2023
David Cromwell(2)	12/4/2009	30,000	—		10.80	12/3/2019
	2/18/2011	10,000	—		18.05	2/17/2021
	2/10/2012	15,000	—		15.28	2/9/2022
	2/15/2013	10,691	—		8.00	2/14/2023
	2/15/2013						4,990	(4)	48,702
Stewart Gross	2/18/2011	10,000	—		18.05	2/17/2021
	2/10/2012	15,000	—		15.28	2/9/2022
	2/15/2013	10,691	—		8.00	2/14/2023
	2/15/2013						4,990	(4)	48,702
Robert Hartheimer	2/10/2012	20,777	13,223	(3)	15.28	2/9/2022
	2/15/2013	10,691	—		8.00	2/14/2023
	2/15/2013						4,990	(4)	48,702
Dean Hatton	2/15/2013	10,691	—		8.00	2/14/2023
	2/15/2013						4,990	(4)	48,702
Patrick McFadden	1/27/2009	38,163	—		4.59	1/26/2019
	12/4/2009	30,000	—		10.80	12/3/2019
	2/18/2011	10,000	—		18.05	2/17/2021
	2/10/2012	15,000	—		15.28	2/9/2022
	2/15/2013	10,691	—		8.00	2/14/2023
	2/15/2013						4,990	(4)	48,702
Charles Moran	1/27/2009	70,002	—		4.59	1/26/2019
	12/4/2009	30,000	—		10.80	12/3/2019
	2/18/2011	10,000	—		18.05	2/17/2021
	2/10/2012	15,000	—		15.28	2/9/2022
	2/15/2013	10,691	—		8.00	2/14/2023
	2/15/2013						4,990	(4)	48,702

(1)	Our non-employee directors may have entered into agreements with the funds they represent with respect to the economic benefits granted to them.

(2)	In addition, on March 28, 2007, an option was granted to Sachem Ventures, LLC on the same terms as the other grants made on such date.
(3)	This award vests at a rate of one-third on the first anniversary of the grant date, and in 24 equal monthly installments over the following two years.
(4)	Within 90 days of the cessation of any non-executive board member’s membership on the Board for any reason other than removal for cause, we will settle the restricted stock units by issuing or delivering to the non-executive board member one share of Common Stock for each restricted stock unit.

Following our initial public offering in June 2010, we have paid all of our non-employee directors (or in certain cases the shareholder which they represent on the board) annual retainer fees, with no additional fees for attendance at board meetings, and we make annual equity grants to our non-employee directors under our Amended and Restated 2010 Equity Incentive Plan, in each case in the amounts set annually by the compensation committee. Each non-employee director receives an annual cash retainer of $35,000 and annual equity awards valued at approximately $100,000 (increased to $105,000 in 2011), which may be split between restricted stock and stock options as the compensation committee determines at such time. Annual retainers are paid to the chair of each committee of the board of directors as follows: $20,000 for the audit committee chair, $10,000 for the compensation committee chair and $7,500 for the nominating and corporate governance committee chair. Annual retainers are paid to committee members as follows: $10,000 for the audit committee, $5,000 for the compensation committee and $3,750 for the nominating and corporate governance committee. Additional fees may be paid in connection with any ad hoc committees appointed as determined from time to time. Non-employee directors are also reimbursed for expenses incurred in connection with their service as directors, including travel expenses for meeting attendance. In conformity with current compensation trends to better align directors’ interests with their companies’, each non-employee director was granted an equity award for 2013 that is split one-half in the form of options and one-half in the form of restricted stock units, vesting upon each respective director’s retirement or termination from the board. Other than as described above, we do not expect to provide any of our directors with any other compensation or perquisites.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K with management. Based on the compensation committee’s review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Samara Braunstein (Chair)

Paul Biddelman

David Cromwell

Patrick McFadden

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

The following table sets forth information as of March 14, 2014 (unless otherwise indicated) regarding the beneficial ownership of our common stock by:

•	each person or group who is known by us to beneficially own more than 5% of our outstanding shares of common stock;

•	each of our named executive officers;

•	each of our current directors and each director nominee; and

•	all of our current executive officers, directors and each director nominee as a group.

“Beneficial ownership” for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities or has the right to acquire such powers within 60 days. The information does not necessarily indicate beneficial ownership for any other purpose, including economic interest. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. For purposes of the calculations in the table below, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of options held by the respective person which may be exercised within 60 days after March 14, 2014. For purposes of calculating each person’s percentage ownership, shares of common stock issuable pursuant to stock options exercisable within 60 days after March 14, 2014 are included as outstanding and beneficially owned for that person or group, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

Applicable percentage ownership is based on 47,209,882 shares of common stock outstanding on March 14, 2014.

	Shares of Common Stock Beneficially Owned as of March 14, 2014
Name and Address of Beneficial Owner(1) 5% Stockholders	Number(2)		Percentage
Lightyear Capital	7,281,945	(3)	15.4%
Wellington Management Company, LLP	6,565,921	(4)	13.9%
Deccan Value Investors L.P.	3,622,430	(5)	7.7%
Wasatch Advisors, Inc.	3,449,699	(6)	7.3%
BlackRock, Inc.	2,843,759	(7)	6.0%
Named Executive Officers and Directors
Mark Volchek	2,449,903	(8)	5.1%
Miles Lasater	2,171,924	(9)	4.5%
Christopher Wolf	60,997	(10)	*
Casey McGuane	231,033	(11)	*
Robert Reach	172,613	(12)	*
Paul Biddelman	117,038	(13)	*
Samara Braunstein	17,557	(14)	*
David Cromwell	151,311	(15)	*
Stewart Gross	75,688	(16)	*
Robert Hartheimer	58,737	(17)	*
Dean Hatton	299,028	(18)	*
Patrick McFadden	126,401	(19)	*
Charles Moran	301,238	(20)	*
All current executive officers and directors as a group (13 persons)	6,233,468	(8)(9)(10) (11)(12)(13) (14)(15)(16) (17)(18)(19)(20)	12.6%

*	Less than one percent (1%)

(1)	The addresses for the listed beneficial owners are as follows: for Lightyear Capital, 9 West 57th Street, 31st Floor, New York, New York 10019; for Wellington Management Company, LLP, for Deccan Value Investors, L.P. One Fawcett Plance, Greenwich, CT 06830; for Wasatch Advisors, Inc., 150 Social Hall Avenue, Salt Lake City, UT 84111; for BlackRock, Inc. 40 East 52nd Street, New York, NY 10022; and for each director and executive officer, c/o Higher One Holdings, Inc., 115 Munson Street, New Haven, Connecticut 06511.
(2)	Includes options held by each shareholder, if any, that are currently exercisable or will become exercisable within 60 days of March 14, 2014.
(3)

Includes 7,251,945 shares of common stock and 30,000 options to purchase common stock exercisable within 60 days of March 14, 2014 of which the following entities and individual may be deemed in the aggregate, to possess the sole power to direct the voting and disposition: (i) Lightyear Fund II, L.P. (“Lightyear Fund II”), (ii) Lightyear Co-Invest Partnership II, L.P. (“Lightyear Co-Invest II”), (iii) Lightyear Fund II GP, L.P., the general partner of Lightyear Fund II, (iv) Lightyear Fund II GP Holdings, LLC, the general partner of Lightyear Fund II GP, L.P. and Lightyear Co-Invest II, (v) LY Holdings, LLC, the managing member of Lightyear Fund II GP Holdings, LLC, (vi) Lightyear Capital II, LLC, (vii) Lightyear Capital LLC, the sole member of Lightyear Capital II, LLC, and (viii) Mr. Mark F. Vassallo, the managing member of LY Holdings, LLC and Lightyear Capital LLC. Each of Mr. Mark F. Vassallo and the entities named above disclaims beneficial ownership of the shares and options described above except to the extent of their respective pecuniary interest in such securities.

(4)	Reference is hereby made to the Schedule 13G/A filed by Wellington Management Company, LLP filed on February 14, 2014 for information about the number of shares held by such reporting person and the nature of its beneficial ownership. Wellington Management Company, LLP’s beneficial ownership percentage was calculated using the total number of shares of common stock outstanding as of March 14, 2014.
(5)	Reference is hereby made to the Schedule 13G filed by Deccan Value Investors L.P. on February 13, 2014 for information about the number of shares held by such reporting person and the nature of its beneficial ownership. Deccan Value Investors L.P.’s beneficial ownership percentage was calculated using the total number of shares of common stock outstanding as of March 14, 2014.
(6)	Reference is hereby made to the Schedule 13G/A filed by Wasatch Advisors, Inc. filed on February 13, 2014 for information about the number of shares held by such reporting person and the nature of its beneficial ownership. Wasatch Advisors, Inc.’s beneficial ownership percentage was calculated using the total number of shares of common stock outstanding as of March 14, 2014.
(7)	Reference is hereby made to the Schedule 13G filed by BlackRock, Inc. filed on January 29, 2014 for information about the number of shares held by such reporting person and the nature of its beneficial ownership. BlackRock, Inc.’s beneficial ownership percentage was calculated using the total number of shares of common stock outstanding as of March 14, 2014.
(8)	Includes 1,801,137 shares of common stock and 648,766 options to purchase common stock exercisable within 60 days after March 14, 2014.
(9)	Includes 1,051,484 shares of common stock held by Miles Lasater, 154,674 shares of common stock held by the Miles Hanson Lasater 2009 GRAT, 196,000 shares of common stock held by the Miles Lasater 2012 Spray Trust, 196,000 shares of common stock held by the Glyn Elizabeth Lasater 2012 Spray Trust and 573,766 options to purchase common stock exercisable within 60 days after March 14, 2014 held by Miles Lasater. Miles Lasater is married to Glyn Elizabeth Lasater, who is the trustee of the Miles Hanson Lasater 2009 GRAT. Mr. Lasater may be deemed to be the beneficial owner of shares owned by the Miles Hanson Lasater 2009 GRAT, the Miles Lasater 2012 Spray Trust and the Glyn Elizabeth Lasater 2012 Spray Trust. Mr. Lasater disclaims beneficial ownership of any securities owned by the Miles Hanson Lasater 2009 GRAT, the Miles Lasater 2012 Spray Trust and the Glyn Elizabeth Lasater 2012 Spray Trust, except to the extent of his pecuniary interest therein.
(10)	Includes 60,997 shares of common stock.
(11)	Includes 41,875 shares of common stock and 189,158 options to purchase common stock exercisable within 60 days after March 14, 2014.
(12)	Includes 13,276 shares of common stock and 159,337 options to purchase common stock exercisable within 60 days after March 14, 2014.

(13)	Includes 102,204 options to purchase common stock exercisable within 60 days after March 14, 2014 and 14,834 restricted stock units, each of which represents the right to receive one share of common stock at the time of termination from the board other than for cause.
(14)	Includes 7,713 options to purchase common stock exercisable within 60 days after March 14, 2014 and 9,844 restricted stock units, each of which represents the right to receive one share of common stock at the time of termination from the board other than for cause.
(15)	Includes 34,273 shares of common stock held by Hillhouse Advisors, Inc., 28,800 options to purchase common stock exercisable within 60 days after March 14, 2014 held by Sachem Ventures, LLC, 73,404 options to purchase common stock exercisable within 60 days after March 14, 2014 held by David Cromwell and 14,834 restricted stock units held by David Cromwell, each of which represents the right to receive one share of common stock at the time of termination from the board other than for cause. David Cromwell is the president of Hillhouse Advisors, Inc., which is the Managing Member of Sachem Ventures, LLC, and Mr. Cromwell controls the voting of shares held by Sachem Ventures, LLC and by Hillhouse Advisors, Inc. Mr. Cromwell may be deemed to be the beneficial owner of shares owned by Sachem Ventures, LLC. and Hillhouse Advisors, Inc.. Mr. Cromwell disclaims beneficial ownership of any securities owned by Sachem Ventures, LLC and Hillhouse Advisors, Inc.
(16)	Includes 14,950 common shares received directly by the reporting person and 2,500 common shares received by the reporting person through a limited liability company in February 2013, in each case, in previously reported distributions from Lightyear Co-Invest Partnership II, L.P. to its partners or from Lightyear Fund II GP Holdings, LLC to its members, 43,404 options to purchase common stock exercisable within 60 days after March 14, 2014 and 14,834 restricted stock units, each of which represents the right to receive one share of common stock at the time of termination from the board other than for cause. Mr. Gross is a managing director and member of the investment committee of Lightyear Capital. Mr. Gross does not have voting or dispositive power over shares referenced in the table above for Lightyear Capital and, as a result, Mr. Gross’s beneficial ownership in the table above does not reflect these shares.
(17)	Includes 43,903 options to purchase common stock exercisable within 60 days after March 14, 2014 and 14,834 restricted stock units, each of which represents the right to receive one share of common stock at the time of termination from the board other than for cause.
(18)	Includes 265,790 shares of common stock held by the 2012 Irrevocable Trust of Dean Hatton, 18,404 options to purchase common stock exercisable within 60 days after March 14, 2014 and 14,834 restricted stock units, each of which represents the right to receive one share of common stock at the time of termination from the board other than for cause.
(19)	Includes 111,567 options to purchase common stock exercisable within 60 days after March 14, 2014 and 14,834 restricted stock units, each of which represents the right to receive one share of common stock at the time of termination from the board other than for cause.
(20)	Includes 142,998 shares of common stock, 143,406 options to purchase common stock exercisable within 60 days after March 14, 2014 and 14,834 restricted stock units, each of which represents the right to receive one share of common stock at the time of termination from the board other than for cause.

Equity Compensation Plan Information

Information as of December 31, 2013 regarding equity compensation plans approved and not approved by stockholders is summarized in the following table.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options (2)	Weighted-average exercise price of Outstanding options	Weighted-average term to expiration of options outstanding	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by stockholders	6,429,234	$9.09	6.8	1,832,707
Equity Compensation plans not approved by stockholders	—	—	—	—

(1)	Reflects number of shares of common stock to be issued upon exercise of outstanding options under all of our equity compensation plans, including our 2000 Stock Option Plan and Amended and Restated 2010 Equity Incentive Plan. No shares of common stock are available for future issuance under any of our equity compensation plans, except the Amended and Restated 2010 Equity Incentive Plan.

(2)	Does not include 105,812 restricted shares outstanding that were issued under the 2010 Incentive Plan or 150,000 warrants to purchase our common stock at a price of $11.67 issued in connection with our acquisition of Campus Labs, LLC in August 2012.

Item 13.	Certain Relationships and Related Transactions

Investor Rights Agreement

On August 26, 2008, we entered into an amended and restated investor rights agreement with certain key holders of our common stock relating to all shares of our capital stock that they hold or may hold in the future. On August 22, 2011, we and certain other parties to agreement terminated the agreement in accordance with its termination provisions. Notwithstanding the termination, certain parties to the agreement that continue to own (i) 5% or more of the total number of shares of common stock outstanding, or (ii) shares of common stock that are not freely sellable without volume limitations pursuant to Rule 144 under the Securities Act, will have certain registration and other rights until August 8, 2015. We believe that these terms were reasonable and comparable to the terms of an agreement negotiated on an arms-length basis.

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

Non-Competition Agreements

Except for the employment agreement with Miles Lasater and the severance protection agreement with Christopher Wolf, we have not entered into and currently do not intend to enter into any employment agreements with our executive officers. However, we have entered into certain non-competition agreements with our executive officers. Each non-competition agreement provides that the executive generally will not disclose our proprietary information and will not compete with us or solicit our customers and employees for the duration of the executive’s employment and for a period of twelve months following termination of employment. We believe that the terms of the agreements were reasonable and comparable to the terms of agreements negotiated on an arms-length basis.

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

The following table sets forth the aggregate fees paid or accrued for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for fiscal years 2013 and 2012 and the aggregate fees paid or accrued for audit-related services and all other services rendered by PricewaterhouseCoopers LLP for fiscal years 2013 and 2012 (in thousands of dollars).

	Fiscal Year 2013	Fiscal Year 2012
Audit fees	$927	$769
Audit-related fees	476	398
Tax fees	112	92
All other fees	2	2

Total	$1,517	$1,261

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC.

The category of “Audit-related fees” includes compliance audits, internal control evaluations and services associated with acquired businesses.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) and (a)(2): No financial statements or schedules are filed with this Amendment No. 1 to Annual Report on Form 10-K/A

(a)(3) Exhibits

Exhibit Index

Exhibit No.		Description

31.1	*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2013 to be signed on their behalf by the undersigned, thereunto duly authorized.

Higher One Holdings, Inc.

/s/ Mark Volchek
By: Mark Volchek

President, Chief Executive Officer and Director

April 4, 2014

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person whose signature appears below in so signing also makes, constitutes and appoints Christopher Wolf and Thomas Kavanaugh, and each of them, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this Form 10-K/A, with exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Mark Volchek Mark Volchek	President, Chief Executive Officer and Director (principal executive officer)	April 4, 2014

/s/ Christopher Wolf Christopher Wolf	Chief Financial Officer (principal financial officer)	April 4, 2014

/s/ Miles Lasater Miles Lasater	Chairman of the Board of Directors	April 4, 2014

/s/ Paul Biddelman Paul Biddelman	Director	April 4, 2014

/s/ Samara Braunstein Samara Braunstein	Director	April 4, 2014

/s/ David Cromwell David Cromwell	Director	April 4, 2014

/s/ Stewart Gross Stewart Gross	Director	April 4, 2014

/s/ Robert Hartheimer Robert Hartheimer	Director	April 4, 2014

/s/ Dean Hatton Dean Hatton	Director	April 4, 2014

/s/ Patrick McFadden Patrick McFadden	Director	April 4, 2014

/s/ Charles Moran Charles Moran	Director	April 4, 2014