Form 10-Q
period 2014-03-31
Higher One Holdings, Inc.
filed 2014-05-12
CIK 1486800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014.
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

As of May 8, 2014, there were 47,557,670 shares of common stock, par value $0.001 per share, outstanding.

HIGHER ONE HOLDINGS, INC.
INDEX TO REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2014

As used herein, the terms “we,” “us,” “our,” “the Company,” or “Higher One,” unless the context otherwise requires, mean Higher One Holdings, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Higher One Holdings, Inc.
Condensed Consolidated Balance Sheets
 (In thousands of dollars, except share and per share amounts)
(unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$10,951	$6,268
Investments in marketable securities	248	247
Accounts receivable, net	10,996	8,747
Income receivable	9,543	6,680
Deferred tax assets	504	5,895
Prepaid expenses and other current assets	4,132	7,725
Restricted cash	250	250
Total current assets	36,624	35,812
Deferred costs	5,139	4,373
Fixed assets, net	49,359	49,888
Intangible assets, net	58,913	59,834
Goodwill	67,403	67,403
Loan receivable related to New Markets Tax Credit financing	7,633	7,633
Other assets	4,938	4,940
Restricted cash	2,475	2,500
Total assets	$232,484	$232,383

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,938	$3,787
Accrued expenses	17,006	30,322
Deferred revenue	20,815	22,392
Total current liabilities	40,759	56,501
Deferred revenue and other non-current liabilities	2,304	2,342
Loan payable and deferred contribution related to New Markets Tax Credit financing	9,103	9,181
Debt	94,000	89,000
Deferred tax liabilities	2,016	2,393
Total liabilities	148,182	159,417
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 59,122,908 shares issued and 47,209,882 shares outstanding at March 31, 2014; 59,028,810 shares issued and 47,115,784 shares outstanding at December 31, 2013	60	60
Additional paid-in capital	182,965	181,339
Treasury stock, 11,913,026 shares at March 31, 2014 and December 31, 2013	(137,899)	(137,899)
Retained earnings	39,176	29,466
Total stockholders’ equity	84,302	72,966
Total liabilities and stockholders’ equity	$232,484	$232,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands of dollars, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Account revenue	$41,662	$43,363
Payment transaction revenue	14,620	6,701
Higher education institution revenue	9,979	7,141
Other revenue	295	175
Revenue	66,556	57,380
Cost of revenue	27,594	22,300
Gross margin	38,962	35,080
Operating expenses:
General and administrative	15,711	13,089
Product development	2,192	1,895
Sales and marketing	4,474	3,207
Merger and acquisition related	-	546
Total operating expenses	22,377	18,737
Income from operations	16,585	16,343
Interest income	19	19
Interest expense	(823)	(629)
Other income	78	77
Net income before income taxes	15,859	15,810
Income tax expense	6,149	6,008
Net income	$9,710	$9,802

Net income available to common stockholders:
Basic	$9,710	$9,802
Diluted	$9,710	$9,802

Weighted average shares outstanding:
Basic	47,082,397	46,268,310
Diluted	48,340,468	48,303,907

Net income available to common stockholders per common share:
Basic	$0.21	$0.21
Diluted	$0.20	$0.20

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
 (In thousands of dollars, except shares)
(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2013	47,115,784	$60	$181,339	$(137,899)	$29,466	$72,966
Stock-based compensation	-	-	1,604	-	-	1,604
Issuance of restricted stock	62,522	-	-	-	-	-
Tax benefit related to options	-	-	3	-	-	3
Exercise of stock options	31,576	-	19	-	-	19
Net income	-	-	-	-	9,710	9,710
Balance at March 31, 2014	47,209,882	$60	$182,965	$(137,899)	$39,176	$84,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
 (In thousands of dollars)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$9,710	$9,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,455	3,111
Amortization of deferred finance costs	123	111
Non-cash fair value adjustment of contingent consideration	-	89
Stock-based compensation	1,558	1,485
Deferred income taxes	5,014	(856)
Income tax benefit related to exercise of stock options	(3)	(148)
Other income	(78)	(77)
Loss on disposal of fixed assets	32	8
Changes in operating assets and liabilities:
Accounts receivable	(2,249)	(1,689)
Income receivable	(2,863)	551
Deferred costs	(1,354)	(184)
Prepaid expenses and other current assets	126	4,763
Other assets	(26)	(92)
Accounts payable	(849)	(532)
Accrued expenses	(13,391)	5,954
Deferred revenue	(1,615)	238
Net cash provided by (used in) operating activities	(1,410)	22,534
Cash flows from investing activities
Purchases of fixed assets, net of changes in payables of $- and ($153), respectively	(1,157)	(1,259)
Additions to internal use software	(1,265)	(631)
Amounts received from restricted cash	25	-
Proceeds from development related subsidies	3,468	-
Net cash provided by (used in) investing activities	1,071	(1,890)
Cash flows from financing activities
Proceeds from line of credit	15,000	3,000
Repayments of line of credit	(10,000)	(20,000)
Excess tax benefit related to stock options	3	148
Proceeds from exercise of stock options	19	224
Purchases of common stock	-	(5,996)
Net cash provided by (used in) financing activities	5,022	(22,624)
Net change in cash and cash equivalents	4,683	(1,980)
Cash and cash equivalents at beginning of period	6,268	13,031
Cash and cash equivalents at end of period	$10,951	$11,051

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Statements
 (unaudited)

1.	Nature of Business and Organization

Higher One Holdings, Inc., or HOH, is a leading provider of technology, data analytics and payment services to the higher education industry. HOH, through its subsidiaries, provides a comprehensive suite of disbursement, payment and data analytics solutions specifically designed for higher education institutions and their students.  We have developed and acquired proprietary software-based solutions to provide these services. HOH is incorporated in Delaware and maintains its headquarters in New Haven, Connecticut. HOH has a wholly-owned subsidiary, Higher One, Inc., or HOI, which has two wholly-owned subsidiaries, Higher One Machines, Inc., or HOMI, and Higher One Real Estate, Inc., or Real Estate Inc.  HOI and HOMI together own 99% of Higher One Financial Technology Private Limited, or HOFTPL.  Real Estate Inc. has a 98% ownership interest in Higher One Real Estate SP, LLC, or Real Estate LLC.  HOMI and HOFTPL perform certain of our operational support functions. Real Estate Inc. and Real Estate LLC were each formed to hold and operate certain of our real estate.

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

The unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2013, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of our interim period results reported herein.  The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  As described in “Note 7 - Business Combinations,” we have revised the comparative balance sheet as of December 31, 2013 to include the effect of a measurement period adjustment.  Due to seasonal fluctuations and other factors, the results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Basic and Diluted Net Income Available to Common Stockholders per Common Share

Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted net income per common share, the basic weighted-average number of shares is increased by the dilutive effect of restricted stock, warrants and stock options using the treasury-stock method.  The treasury-stock method assumes that the options or warrants are exercised at the beginning of the period (or date of issue if later), and that we use those proceeds to purchase common stock for treasury at the average price for the reporting period.

The effect of stock options and warrants to purchase our common stock totaling 4,175,053 and 3,607,322 were not included in the computation of diluted net income per common share for the three months ended March 31, 2014 and 2013, respectively, as their effect would be anti-dilutive. Anti-dilutive securities are securities that upon conversion or exercise increase earnings per share (or reduce the loss per share).  In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Statements
(unaudited)

Comprehensive Income

There are no comprehensive income items other than net income. There are no recorded unrealized gains or losses on the investments in marketable securities as of the balance sheet dates. Comprehensive income equals net income for all periods presented.

Restricted Cash and Other Arrangements

We accept payments on behalf of educational institutions and subsequently remit these payments to the education institutions. The amounts received are maintained in segregated accounts for the benefit of either the institution or the payor. There were approximately $234.1 million and $199.1 million of such funds as of March 31, 2014 and December 31, 2013, respectively. These deposits are not our funds and therefore are not included in the accompanying condensed consolidated balance sheets.

Recent Accounting Pronouncements

There were no accounting standards adopted during 2013 or during the three months ended March 31, 2014 which had a material impact on our consolidated financial position, results of operations or liquidity.  There are no new accounting standards issued but not yet effective which we expect to have a material impact on our consolidated financial position, results of operations, liquidity or disclosure.

3.	Investments in Marketable Securities and Fair Value Measurements

The following table reflects the assets carried at fair value measured on a recurring basis (in thousands).  There were no liabilities carried at fair value measured on a recurring basis at as of either March 31, 2014 and December 31, 2013:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Fair values at March 31, 2014
Assets:
Certificate of deposit	$248	$–	$248	$–

Fair values at December 31, 2013
Assets:
Certificate of deposit	$247	$–	$247	$–

Higher One Holdings, Inc.
Notes to Condensed Consolidated Statements
(unaudited)

There was no activity in the fair value of the measurements using unobservable inputs (Level 3 Assets) during the three months ended March 31, 2014.

Our contingently returnable escrow receivable is valued using probability-weighted, future possible expected outcomes.  The unobservable input utilized in the determination of this receivable is our estimation of which clients subject to the escrow agreement will assign their contracts to us.  During the three months ended March 31, 2014, the contingently returnable escrow receivable was reduced as a result of a measurement period adjustment, which had the effect of reducing the amount recorded as of both March 31, 2014 and December 31, 2013. The range of amounts which we may receive from escrow is between $0 and $4.1 million as of March 31, 2014.  All amounts are expected to be distributed out of escrow by June 2014. The contingently returnable escrow receivable is included in prepaid expenses and other current assets in the condensed consolidated balance sheet.  Refer to “Note 7 - Business Combinations” for additional information related to the escrow arrangement.

We had no unrealized gains or losses from investments as of March 31, 2014 or December 31, 2013 and there is no difference between the amortized cost and fair value of the securities we held. The carrying amounts of our cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term nature of these instruments. The carrying amount of our debt outstanding under our credit facility approximates fair value. Our loan receivable related to New Markets Tax Credit financing is a debt instrument that we classify as held to maturity and is recorded at amortized cost.  The carrying value of both our loan receivable and loan payable related to New Markets Tax Credit financing approximates fair value as of March 31, 2014.  Our loan payable and loan receivable related to New Markets Tax Credit financing was estimated using discounted cash flow analysis based on rates for similar types of arrangements and are considered Level 3 measurements.

4.	Real Estate Development Project

At the end of 2011, we completed a real estate development project and moved our headquarters into two commercial buildings located in New Haven, Connecticut.  During the three months ended March 31, 2014, we received a payment of $3.5 million associated with state historic tax credits which were generated by the project.  This amount had been recorded within prepaid expenses and other current assets, along with an offsetting reduction to our fixed assets, in our condensed consolidated balance sheet as of December 31, 2013.

We have provided two guarantees related to this real estate development project. We provided a guaranty to the State of Connecticut Department of Economic and Community Development related to our obligation to repay the amounts which were granted to us if we fail to meet certain criteria. The maximum potential amount of future payments of this guaranty is approximately $5.9 million.  We also provided a guaranty related to tax credits that are expected to be generated by an investment made by an unrelated entity into the real estate development project. In the event that we cause either a recapture or disallowance of the tax credits expected to be generated under this program, we will be required to repay the disallowed or recaptured tax credits plus an amount sufficient to pay the taxes on such repayment, to the counterparty of the guaranty agreement. This guaranty will remain in place through 2018. The maximum potential amount of future payments of this guaranty is approximately $6.0 million. We currently believe that the requirement to make a payment under either of the guaranties described above is remote and we have thus not recorded any liability on our condensed consolidated balance sheet in connection with these guaranties.

In connection with the real estate project described above, during 2013, we made an investment in FC Winchester Lofts Master Tenant, LLC, or the Master Tenant, which will maintain and operate a residential development project which is adjacent to our corporate headquarters. Although we contributed capital to the project, the power to direct the economically significant activities of the project is held by the other member of the Master Tenant, as such we are not the primary beneficiary of the Master Tenant.  For example, the other member has the right to manage the operations of the development once the development is completed.  Additionally, we do not have exposure to loss in excess of the amounts we contribute to the Master Tenant. Accordingly, our investment in the Master Tenant is accounted for as an equity method investment. The equity investment totaled $3.9 million during the year ended December 31, 2013 and is included within other assets on the accompanying balance sheet as of March 31, 2014 and December 31, 2013.  We expect to make additional investments during 2014 as construction is completed.  The total amount expected to be invested during 2014 is approximately $8.8 million.  As a result of our equity investment in the residential development, we will receive the pass-through of federal historic tax credits generated by the residential development and the right to receive certain cash flows generated from the project.  The federal historic tax credits are expected to be approximately $11.2 million and are expected to reduce our federal income taxes payable during the years ending December 31, 2014 and 2015.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Statements
(unaudited)

5.	Credit Facility

On October 16, 2012, HOI entered into a five-year, $200.0 million, senior secured revolving credit facility, or the Credit Facility. As of March 31, 2014, there were $94.0 million in borrowings outstanding, at a weighted average interest rate of 2.2%, under the Credit Facility. We are in compliance with all of the applicable affirmative, negative and financial covenants of the Credit Facility. The amount available to be drawn under the Credit Facility may be increased by an additional $100.0 million upon our request and the agreement of the lenders party to the Credit Facility.  The Credit Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs.  Loans drawn under the Credit Facility are payable in a single maturity on October 16, 2017.

6.	Commitments and Contingencies

From time to time we are subject to litigation relating to matters in the ordinary course of business, as well as regulatory examinations, information gathering requests, inquiries and investigations.

As previously disclosed, the Federal Reserve Bank of Chicago notified us and a former bank partner of potential violations of the Federal Trade Commission Act relating to marketing and disclosure practices related to the OneAccount during the period it was offered by such former bank partner.  On May 9, 2014, the Board of Governors of the Federal Reserve System, or the Board of Governors, advised us of its determination to seek an administrative order against us with respect to asserted violations of the Federal Trade Commission Act relating to our activities with both a former and current bank partner and our marketing and disclosure practices related to the process by which students may select the OneAccount option for financial aid refund.  We are in discussions with the Board of Governors in this matter.  Any administrative order arising out of this matter is likely to include demands for material customer restitution, material civil money penalties, and changes to certain of our business practices and could have a material adverse effect on our business, financial condition and results of operations.  Although the ultimate amount of restitution or civil money penalties are subject to many uncertainties and therefore are impossible to predict, it is possible the amounts could reach levels that would cause an event of default under our Credit Facility. While we believe that it is probable that we will have a loss related to this regulatory matter, in view of the inherent difficulty of predicting the outcome of regulatory matters, we cannot predict what the eventual outcome of this pending matter will be, what the timing of the ultimate resolution of this matter will be or the potential range of loss associated with this matter.  We are currently unable to estimate a range of loss associated with this matter because it is in an early stage.

HOI and HOH are defendants in a series of putative class action lawsuits filed in 2012: Ashley Parker, et al. v. Higher One Holdings, Inc. et al., filed on July 3, 2012 in the United States District Court for the Northern District of Mississippi, Eastern Division; Jeanette Price et al. v. Higher One Holdings, Inc. et al., filed on July 27, 2012 in the United States District Court for the District of Connecticut; John Brandon Kent et al. v. Higher One Holdings, Inc. et al., filed on August 17, 2012 in the United States District Court for the Middle District of Alabama, Northern Division; Jonathan Lanham et al. v. Higher One Holdings, Inc. et al., filed on October 2, 2012 in the United States District Court for the Western District of Kentucky, Louisville Division; Aisha DeClue et al. v. Higher One, Inc., et al., filed on November 5, 2012 in the St. Louis County Circuit Court of Missouri; and Jill Massey et al. v. Higher One Holdings, Inc. et al., filed on November 6, 2012 in the United States District Court for the Southern District of Illinois, East Saint Louis Division. The Judicial Panel on Multidistrict Litigation transferred all of these cases to the District of Connecticut for coordinated or consolidated pretrial proceedings. The proceedings are referred to as the “In re Higher One OneAccount Marketing and Sales Practices Litigation” or the “MDL.” Plaintiffs have filed a consolidated amended complaint in the MDL that generally alleges, among other things, violations of state consumer protection statutes (predicated, in part, on alleged violations of ED rules and violations of the federal Electronic Funds Transfer Act) and various common law claims. On April 22, 2013, we filed a motion to dismiss the case, which the court denied as moot on March 11, 2014 in light of the parties’ settlement, discussed below.

In October 2013, we reached an agreement in principle on the key terms of a settlement that would resolve all of the above class action litigation that was filed against us in 2012. In February 2014, we executed a settlement agreement, the terms of which included a payment of $15.0 million to a settlement fund, an agreement to pay the cost of notice to the class, and an agreement to make and/or maintain certain practice changes. We made the payment of $15.0 million to the settlement fund in February 2014.  On February 14, 2014, plaintiffs asked the court to preliminarily approve the settlement. The court must approve the settlement before it becomes final and binding. There is no assurance that the court will approve the settlement. During the year ended December 31, 2013, we recorded an accrual for an estimated charge of $16.3 million to reflect our current estimate of the resolution, inclusive of additional legal and other administrative costs, based on the agreement in principle.  While this estimate is consistent with our view of the current exposure based on the signed settlement agreement, the actual loss or range of such loss could vary materially from the current estimate if the settlement is not finalized and approved.

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

7.	Business Combinations

On May 7, 2013, we entered into an Asset Purchase Agreement with Sallie Mae, Inc., or Sallie Mae, to purchase substantially all of the assets of Sallie Mae’s Campus Solutions business, or Campus Solutions, for consideration of approximately $47.3 million in cash, $5.2 million of which was deposited into escrow and will be released to Sallie Mae or us depending on the assignment of certain client contracts.  As of March 31, 2014, $4.1 million of the escrow remained undistributed.

During the three months ended March 31, 2014, we recorded a measurement period adjustment which resulted in a change in the fair values attributed to the contingently returnable escrow receivable, intangible assets and goodwill. We have revised the comparative balance sheet as of December 31, 2013 to include the effect of the measurement period adjustment as if the accounting had been completed on the acquisition date. The fair value of the contingently returnable escrow receivable was reduced by $3.2 million and the fair value of intangible assets and goodwill were increased by $2.3 million and $0.9 million, respectively. The fair value of the contingently returnable escrow receivable decreased as a result of additional client contracts which were assigned to us, compared to our earlier assessments.  The remaining disclosures related to the acquisition of Campus Solutions have been updated to reflect this measurement period adjustment.  There were no changes to goodwill during the three months ended March 31, 2014, other than the change related to the measurement period adjustment described above.

Under the acquisition method of accounting, the total fair value of consideration transferred was allocated to Campus Solutions’ net tangible and intangible assets based on their estimated fair values as of May 7, 2013. The preliminary allocation of fair value of consideration transferred was allocated as follows (in thousands):

Assets acquired:	May 7, 2013
Accounts receivable	$770
Contingently returnable escrow receivable	136
Fixed assets	92
Intangible assets	25,850
Goodwill	20,402
Total assets acquired and fair value of consideration transferred	$47,250

The preliminary purchase price allocations for the Campus Solutions acquisition were based upon a preliminary valuation and our estimates and assumptions for this acquisition is subject to change as we obtain additional information for our estimates during the measurement period. The primary areas of those purchase price allocations that are not yet finalized relate to the contingently returnable escrow receivable and residual goodwill.

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

Higher One Holdings, Inc.
Notes to Condensed Consolidated Statements
(unaudited)

The acquired intangible assets will be amortized each year based on a straight-line method over the estimated useful life of the asset (in thousands).

	Weighted-average amortization period (in years)	Amount
Customer relationships	11	$23,130
Completed technology	3	2,720
	10	$25,850

Goodwill represents the excess of the fair value of consideration transferred for an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill exists in the transaction as a result of value beyond that of the tangible and other intangible assets, attributable to synergies that exist in the combined business, including a planned migration to a single technology platform. Goodwill of $16.8 million is deductible for tax purposes.  The amount of goodwill which is deductible for tax purposes will change upon the distribution of amounts out of escrow.

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

We reported revenues totaling approximately $6.1 million from the Campus Solutions acquisition during the three months ended March 31, 2014.

The pro forma financial information for the three months ended March 31, 2013 is provided for illustrative purposes only and assumes that the acquisition of the Campus Solutions business occurred on January 1, 2013. This pro forma financial information (in thousands, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future. The pro forma financial information for the period presented also includes amortization expense from acquired intangible assets, adjustments to interest expense, interest income and related tax effects.

Three Months Ended
March 31,
in thousands (other than per share information)	2013
Revenues	$64,562
Net income	$7,960
Basic earnings per share	$0.17
Basic weighted average number of common shares outstanding	46,268
Diluted earnings per share	$0.16
Diluted weighted average number of common and common equivalent shares outstanding	48,304

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes as included in our annual report on Form 10-K for the year ended December 31, 2013 and information contained elsewhere in such annual report on Form 10-K and in this quarterly report on Form 10-Q. The discussion contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “should” and similar expressions are intended to identify forward-looking statements. Factors that might cause these differences include those described under “Risk Factors” and elsewhere in the annual report on Form 10-K and in this quarterly report on Form 10-Q. The forward-looking statements included in this quarterly report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We cannot assure you that projected results or events will be achieved or will occur.

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

Our products and services for our higher education institution clients include our Refund Management service, our Payment Processing suite, and our Educational Services suite. Through our bank partners, we offer the OneAccount, which includes an FDIC-insured checking account, a debit MasterCard® ATM card and other retail banking services, to the students of our higher education institution clients that use our Refund Management service.

As of March 31, 2014, more than 600 campuses serving approximately 5.1 million students had purchased our Refund Management service.  In total, there are more than 1,900 campuses servicing nearly 13 million students contracted to use at least one of our services.  As of March 31, 2014 we also serviced approximately 2.3 million OneAccounts.

Our revenue fluctuates as a result of seasonal factors related to the academic year. A large portion of our revenue is either directly or indirectly dependent on academic financial aid received by students and in turn the number of students enrolled at our higher education institution clients. Higher education institutions typically disburse financial aid refunds to students at the start of each academic term. Distribution of financial aid disbursements through our Refund Management service (1) indirectly generates revenue through deposits of financial aid into OneAccounts, which generates account revenue, and (2) directly generates revenue through our higher education institution clients’ use of the Refund Management service, which generates higher education institution revenue.

While revenue fluctuates over the course of the year, many of our expenses remain relatively constant, resulting in disparities in our net income and adjusted net income from quarter to quarter. Typically, the second quarter accounts for the smallest proportion of our revenues. This is primarily because the majority of financial aid is disbursed outside of this time period and higher education institutions tend to enroll more new students during the first and third fiscal quarters. We expect this trend to continue going forward.

In early 2014, the Department of Education, or ED, formed a negotiated rulemaking committee. Our Chief Operating Officer was selected by ED to serve on the committee as a primary negotiator. The committee convened in February, March and April 2014 and is scheduled to have an additional session in May 2014 to discuss and work toward revising existing regulations to potentially address, among other things, consumer safeguards regarding debit and prepaid cards associated with Title IV credit balance disbursements (including fees associated with such debit and prepaid cards), marketing of financial products (including sending unsolicited cards to students and co-branding of the card and materials) by institutions and their preferred banks or contractors, ATM access and availability, revenue sharing arrangements, and the potential for a government-sponsored debit or prepaid card solution.

As previously disclosed, the Federal Reserve Bank of Chicago notified us and a former bank partner of potential violations of the Federal Trade Commission Act relating to marketing and disclosure practices related to the OneAccount during the period it was offered by such former bank partner.  On May 9, 2014, the Board of Governors of the Federal Reserve System, or the Board of Governors, advised us of its determination to seek an administrative order against us with respect to asserted violations of the Federal Trade Commission Act relating to our activities with both a former and current bank partner and our marketing and disclosure practices related to the process by which students may select the OneAccount option for financial aid refund.  We are in discussions with the Board of Governors in this matter.  Any administrative order arising out of this matter is likely to include demands for material customer restitution, material civil money penalties, and changes to certain of our business practices and could have a material adverse effect on our business, financial condition and results of operations.  Although the ultimate amount of restitution or civil money penalties are subject to many uncertainties and therefore are impossible to predict, it is possible the amounts could reach levels that would cause an event of default under our Credit Facility.  While we believe that it is probable that we will have a loss related to this regulatory matter, in view of the inherent difficulty of predicting the outcome of regulatory matters, we cannot predict what the eventual outcome of this pending matter will be, what the timing of the ultimate resolution of this matter will be or the potential range of loss associated with this matter.  We are currently unable to estimate a range of loss associated with this matter because it is in an early stage.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Three Months Ended March 31,
	(unaudited)
	2014	2013	$ Change	% Change	2014 % of Revenue	2013 % of Revenue
	(in thousands)
Revenue:
Account revenue	$41,662	$43,363	$(1,701)	(3.9%)	62.6%	75.6%
Payment transaction revenue	14,620	6,701	7,919	118.2%	22.0%	11.7%
Higher education institution revenue	9,979	7,141	2,838	39.7%	15.0%	12.4%
Other revenue	295	175	120	68.6%	0.4%	0.3%
Revenue	66,556	57,380	9,176	16.0%	100.0%	100.0%
Cost of revenue	27,594	22,300	5,294	23.7%	41.5%	38.9%
Gross profit	38,962	35,080	3,882	11.1%	58.5%	61.1%
Operating expenses:
General and administrative	15,711	13,089	2,622	20.0%	23.6%	22.8%
Product development	2,192	1,895	297	15.7%	3.3%	3.3%
Sales and marketing	4,474	3,207	1,267	39.5%	6.7%	5.6%
Merger and acquisition related	-	546	(546)	(100.0%)	0.0%	1.0%
Total operating expenses	22,377	18,737	3,640	19.4%	33.6%	32.7%
Income from operations	16,585	16,343	242	1.5%	24.9%	28.5%
Interest income	19	19	-	0.0%	0.0%	0.0%
Interest expense	(823)	(629)	(194)	30.8%	(1.2%)	(1.1%)
Other income	78	77	1	1.3%	0.1%	0.1%
Net income before income taxes	15,859	15,810	49	0.3%	23.8%	27.6%
Income tax expense	6,149	6,008	141	2.3%	9.2%	10.5%
Net income	$9,710	$9,802	$(92)	(0.9%)	14.6%	17.1%

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenue

Account Revenue
The decrease in account revenue was primarily due to an approximate 4% decrease in the total dollars deposited into OneAccounts compared to the prior year.  The decrease in dollars deposited led to a similar decrease in amounts spent from the OneAccounts which had the effect of decreasing both the interchange revenue and service fee revenue we earn when compared to the prior year.  The decrease in dollars deposited into the OneAccount was the result of fewer financial aid refunds being deposited to the OneAccount, partially offset by an increase in the amount of other deposits made into OneAccounts.  In addition, our service fee revenue was also decreased as a result of a change we made to our account fee schedule during the second half of 2013, including the removal of a fee assessed to customers that had not repaid an overdraft balance within an allotted time period. The removal of this fee was partially offset by increases in amounts earned from other fees.

Payment Transaction Revenue
The majority of the increase in payment transaction revenue was due to revenue associated with the Campus Solutions business. The Campus Solutions business contributed approximately $4.7 million of payment transaction revenue during the three months ended March 31, 2014. The volume of transactions processed through the SmartPay payment module also increased significantly during the three months ended March 31, 2014 which lead to increases in payment transaction revenue. The increase in payment transaction volume was primarily due to the introduction during 2013 of Visa as a payment method for SmartPay, which lead to increases in payments processed at higher education institutions that were clients as of March 31, 2013. A portion of the increase in payment transaction revenue is also due to the addition of higher education institution clients that began utilizing the SmartPay payment module after March 31, 2013.

Higher Education Institution Revenue
The increase in higher education institution revenue was primarily due to an increase related to Educational Services and also from revenue associated with the Campus Solutions business.  The increase in Educational Services revenue was due to a combination of fair value adjustments to deferred revenue, which reduced revenue during the three months ended March 31, 2013, and year-over-year increases in higher education institution client billings.  We also had an increase in revenue associated with subscription revenue for our payment processing products due to a combination of new client sales, as well as additional sales to existing schools.

Cost of Revenue

During the three months ended March 31, 2014, our cost of revenue increased at a higher rate than our revenues, resulting in a decrease in our gross margin percentage. The decrease in our gross margin percentage was impacted due to the inclusion of the Campus Solutions business, which currently has a lower gross margin percentage than our other products and services. Our gross margin percentage for the three months ended March 31, 2014, exclusive of the Campus Solutions business, is approximately equal to our gross margin percentage for the three months ended March 31, 2013.

The increase in our cost of revenue was primarily related to additional costs needed to support the Campus Solutions business, and, to a lesser extent, additional transaction processing costs needed to support the growth of our SmartPay payment transaction volume.

General and Administrative Expense

The increase in general and administrative expenses is primarily attributable to the following three factors: (i) our personnel costs increased compared to the three months ended March 31, 2013, approximately half of which is due to employees from the acquisition of the Campus Solutions business, (ii) higher professional fees related to additional compliance activities, and, to a lesser extent, (iii) increases in depreciation and amortization.

Product Development Expense

The increase in product development expense was primarily due to transition related product development expenses associated with the Campus Solutions acquisition. The transition related product development expenses was partially offset by an increase in internal costs which are capitalized as a result of software development projects.

Sales and Marketing Expense

The increase in sales and marketing expense was primarily due to an increase associated with the acquisition of the Campus Solutions business, including amortization expense of acquired intangible assets from the Campus Solutions business and personnel costs.

Merger and Acquisition Related

Our merger and acquisition related expenses during the three months ended March 31, 2013 included professional fees associated with the acquisition of the Campus Labs business in August 2012, certain employee related costs and a fair value adjustment to the contingent consideration component of the purchase price. There were no such costs during the three months ended March 31, 2014.

Interest Expense

Our interest expense increased compared to the prior period as a result of an increase in the outstanding balance on our Credit Facility. The amount outstanding on our Credit Facility ranged from $89 million to $104 million during the three months ended March 31, 2014, compared to a range of $63 million to $83 million during the three months ended March 31, 2013. The average interest rate during the three months ended March 31, 2014 was 2.4%.

Income Tax Expense

Our income tax expense increased slightly as a result of a higher effective tax rate during the three months ended March 31, 2014.  The increase in our effective tax rate is due to a slight increase in our state tax expense and a benefit we received from certain federal tax credits during the three months ended March 31, 2013.  The effective tax rates for the three months ended March 31, 2014 and 2013 were 38.8% and 38.0%, respectively.  Our effective tax rate is expected to be between 38% and 40% for the 2014 fiscal year.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows from operations and borrowings under our Credit Facility, as defined below.  As of March 31, 2014, we had $11.0 million in cash and cash equivalents, $0.2 million in available-for-sale investments and approximately $43.1 million in borrowing capacity available under our Credit Facility. Our primary liquidity requirements are for working capital, capital expenditures, product development expenses and general corporate needs. As of March 31, 2014, we had a working capital deficit of $4.0 million.

Senior Secured Revolving Credit Facility

In October 2012, we terminated our then existing credit facility and entered into a new five-year senior secured revolving credit facility in an amount of $200.0 million, or the Credit Facility.  As of March 31, 2014, we had $94.0 million in borrowings outstanding, at a weighted average interest rate of 2.2%, under the Credit Facility.  The Credit Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs.  Loans drawn under the Credit Facility are payable in a single maturity on October 16, 2017.

Each of HOH, HOMI, Real Estate Inc. and Real Estate LLC, or together with HOI, the Loan Obligors, is a guarantor of HOI’s obligations under the Credit Facility.  Loans drawn under the Credit Facility are secured by a perfected first priority security interest in all of the capital stock of HOI and its domestic subsidiaries, and substantially all of each Loan Obligor’s tangible and intangible assets, including intellectual property.

Amounts outstanding under the Credit Facility accrue interest at a rate equal to, at our option, either (i) the British Bankers Association LIBOR Rate, or BBA LIBOR, plus a margin of between 1.75% and 2.25% per annum (depending on our debt to EBITDA, as defined in the Credit Facility, ratio) or (ii) a fluctuating base rate tied to the federal funds rate, the administrative agent’s prime rate and BBA LIBOR, subject to a minimum of 2%. Interest is payable on the last day of each interest period selected by us under the Credit Facility and, in any event, at least quarterly.  We pay a commitment fee ranging from 0.25% and 0.375% on the daily average undrawn portion of revolving commitments under the Credit Facility, which accrues and is payable quarterly in arrears.

The Credit Facility contains certain affirmative covenants including covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral.  The Credit Facility also contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of our business and engage in transactions with our affiliates.  In addition, the Credit Facility contains certain financial covenants that require us to maintain (1) EBITDA, as defined in the Credit Facility, as amended, on a consolidated basis for the prior four fiscal quarters of at least $50 million, (2) a funded debt to EBITDA ratio of 2.50 to 1.00 or less through December 31, 2014 and of 2.00 to 1.00 or less thereafter, and (3) a fixed charge coverage ratio of at least 1.25 to 1.00. We were in compliance with each of the applicable affirmative, negative and financial covenants of the Credit Facility as of March 31, 2014.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	$ Change
	(unaudited)
	(in thousands)
Net cash provided by (used in):
Operating activities	$(1,410)	$22,534	$(23,944)
Investing activities	1,071	(1,890)	2,961
Financing activities	5,022	(22,624)	27,646
Change in cash and cash equivalents	4,683	(1,980)	6,663
Cash and cash equivalents, end of period	$10,951	$11,051	$(100)

The decrease in net cash provided by operating activities was primarily the result of changes in working capital balances during the three months ended March 31, 2014 compared to the prior year. The change in working capital balances was a source of cash of $9.0 million during the three months ended March 31, 2013, but was a use of cash of $22.2 million during the three months ended March 31, 2014, or a net change of $31.2 million. The change in cash provided by (used by) working capital accounts was primarily related to the following activities: (i) a decrease in accrued expenses related to the payment of $15.0 million during the three months ended March 31, 2014 in connection with the preliminary settlement agreement of certain class action lawsuits which were brought against us; (ii) favorable movement in prepaid expenses and other current assets during the three months ended March 31, 2013 as a result of lower funding requirements for the provision for operational losses; and (iii) other changes in income receivable, deferred costs and deferred revenue. Offsetting the changes in working capital balances was an increase of $7.3 million in non-cash adjustments to net income compared to the three months ended March 31, 2013 as a result of an increase in our deferred income tax provision, which coincides with the tax impact of the amount contributed to the settlement fund, and an increase in depreciation and amortization.

The increase in net cash provided by investing activities relates to the receipt of $3.5 million which is associated with state historic tax credits generated by the construction of our headquarters.  This receipt was partially offset by an increase in internal use software efforts during the three months ended March 31, 2014.

The cash provided by financing activities was primarily related to amounts drawn on our Credit Facility. During the three months ended March 31, 2014, we borrowed $15.0 million on our Credit Facility and made repayments of $10.0 million, compared to net repayments on our Credit Facility of $17.0 million during the three months ended March 31, 2013. The change in utilization of our credit facility is primarily due to $15.0 million that we paid into an escrow account to satisfy the amount due under the preliminary settlement agreement.  During the three months ended March 31, 2013, we used approximately $6.0 million to purchase our common stock through our authorized share purchase program, which did not recur in the three months ended March 31, 2014.

We believe that our cash flows from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next twelve months.

Supplemental Financial and Operating Information

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
	(in thousands)

Adjusted EBITDA	$22,676	$21,562
Adjusted net income	$12,220	$12,001

Number of students enrolled at Refund Management client higher education institutions at end of period	5,083	4,709

Number of OneAccounts at end of period	2,292	2,161

We define adjusted EBITDA as net income before interest, income taxes and depreciation and amortization, or EBITDA, further adjusted to remove the effects of stock-based compensation expense and incremental expenses, certain of which are non-cash, directly related to merger and acquisition activities. Neither EBITDA or adjusted EBITDA should be considered an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and adjusted EBITDA in the same manner as we do.  Adjusted EBITDA also may not be identical to the corresponding measure used in our various agreements, in particular our Credit Facility.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to EBITDA and adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
	(in thousands)

Net income	$9,710	$9,802
Interest income	(19)	(19)
Interest expense	823	629
Income tax expense	6,149	6,008
Depreciation and amortization	4,455	3,111
EBITDA	21,118	19,531
Merger and acquisition related expense	–	546
Stock-based compensation expense	1,558	1,485
Adjusted EBITDA	$22,676	$21,562

We define adjusted net income as net income, adjusted to eliminate (a) stock-based compensation expense related to incentive stock option grants and (b) after giving effect to tax adjustments, (1) stock-based compensation expense related to non-qualified stock option and restricted stock grants, (2) incremental expenses, certain of which are non-cash, directly related to merger and acquisition activities, and (3) amortization expenses related to acquired intangible assets and financing costs. Adjusted net income should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our adjusted net income may not be comparable to similarly titled measures of other organizations because other organizations may not calculate adjusted net income in the same manner as we do.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to adjusted net income for each of the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
	(in thousands)

Net income	$9,710	$9,802

Merger and acquisition related	–	546
Stock-based compensation expense - incentive stock option grants	425	484
Stock-based compensation expense - non-qualified stock option and restricted stock grants	1,133	1,001
Amortization of acquired intangible assets	2,135	1,130
Amortization of deferred finance costs	123	111
Total pre-tax adjustments	3,816	3,272
Tax rate	38.5%	38.5%
Less: tax adjustment (a)	1,306	1,073
Adjusted net income	$12,220	$12,001

(a)           We have tax effected, utilizing an estimated statutory rate, all of the pre-tax adjustments, except for stock-based compensation expense for incentive stock options which are generally not tax deductible.

Contractual Obligations

Except for the increase in the amount owed under our Credit Facility, there have been no material changes to our contractual commitments from those disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The significant accounting policies and basis of preparation of our consolidated financial statements are described in Note 2, “Significant Accounting Policies” of our notes to consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2013 and in this Quarterly Report on Form 10-Q. Under accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in our financial statements. Actual results could differ materially from those estimates.

We believe the judgments, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:
-	Provision for operational losses;	- Stock-based compensation
-	Goodwill and intangible assets	- Income taxes
-	Business combinations	- Revenue

For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies” within “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our annual report on Form 10-K for the year ended December 31, 2013. As of March 31, 2014, there have been no material changes to any of the Critical Accounting Policies described therein.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our Credit Facility accrues interest at a rate equal to a base rate or Eurodollar rate plus an applicable margin (depending on our debt to EBITDA ratio). Based upon a sensitivity analysis at April 1, 2014, assuming average outstanding borrowings during the three months ended March 31, 2014 of $95.6 million, a hypothetical 50 basis point increase in interest rates would result in an increase in interest expense of $0.5 million for an annual period.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting during the three months ended March 31, 2014 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2013.

As previously disclosed, the Federal Reserve Bank of Chicago notified us and a former bank partner of potential violations of the Federal Trade Commission Act relating to marketing and disclosure practices related to the OneAccount during the period it was offered by such former bank partner.  On May 9, 2014, the Board of Governors of the Federal Reserve System, or the Board of Governors, advised us of its determination to seek an administrative order against us with respect to asserted violations of the Federal Trade Commission Act relating to our activities with both a former and current Bank Partner and our marketing and disclosure practices related to the process by which students may select the OneAccount option for financial aid refund.  We are in discussions with the Board of Governors in this matter.  Any administrative order arising out of this matter is likely to include demands for material customer restitution, material civil money penalties, and changes to certain of our business practices and could have a material adverse effect on our business, financial condition and results of operations. Although the ultimate amount of restitution or civil money penalties are subject to many uncertainties and therefore are impossible to predict, it is possible the amounts could reach levels that would cause an event of default under our Credit Facility.  While we believe that it is probable that we will have a loss related to this regulatory matter, in view of the inherent difficulty of predicting the outcome of regulatory matters, we cannot predict what the eventual outcome of this pending matter will be, what the timing of the ultimate resolution of this matter will be or the potential range of loss associated with this matter.  We are currently unable to estimate a range of loss associated with this matter because it is in an early stage.

We are a defendant in a series of putative class action lawsuits filed in 2012: Ashley Parker, et al. v. Higher One Holdings, Inc. et al., filed on July 3, 2012 in the United States District Court for the Northern District of Mississippi, Eastern Division; Jeanette Price et al. v. Higher One Holdings, Inc. et al., filed on July 27, 2012 in the United States District Court for the District of Connecticut; John Brandon Kent et al. v. Higher One Holdings, Inc. et al., filed on August 17, 2012 in the United States District Court for the Middle District of Alabama, Northern Division; Jonathan Lanham et al. v. Higher One Holdings, Inc. et al., filed on October 2, 2012 in the United States District Court for the Western District of Kentucky, Louisville Division; Aisha DeClue et al. v. Higher One, Inc., et al., filed on November 5, 2012 in the St. Louis County Circuit Court of Missouri; and Jill Massey et al. v. Higher One Holdings, Inc. et al., filed on November 6, 2012 in the United States District Court for the Southern District of Illinois, East Saint Louis Division. The Judicial Panel on Multidistrict Litigation transferred all of these cases to the District of Connecticut for coordinated or consolidated pretrial proceedings. The proceedings are referred to as the “In re Higher One OneAccount Marketing and Sales Practices Litigation” or the “MDL.” Plaintiffs filed a consolidated amended complaint in the MDL that generally alleges, among other things, violations of state consumer protection statutes (predicated, in part, on alleged violations of ED rules and violations of the federal Electronic Funds Transfer Act) and various common law claims. On April 22, 2013, we filed a motion to dismiss the case, which the court denied as moot on March 11, 2014 in light of the parties’ settlement, discussed below.  In October 2013, we reached an agreement in principle on the key terms of a settlement that would resolve all of the above class action litigation that was filed against us in 2012. In February 2014, we executed a settlement agreement, the terms of which include a payment of $15.0 million to a settlement fund, an agreement to pay the cost of notice to the class, and an agreement to make and/or maintain certain practice changes. On February 14, 2014, plaintiffs asked the court to preliminarily approve the settlement. The court must approve the settlement before it becomes final and binding. There is no assurance that the court will approve the settlement.

Item 1A.	Risk Factors

There have been no material changes to our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2013, other than the following:

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

On May 1, 2012, ED published in the Federal Register a notice of intent to establish a negotiated rulemaking committee to draft proposed regulations designed to prevent fraud through the use of electronic fund transfers to students’ bank accounts, ensure proper use of federal financial aid funds, address the use of debit cards and other banking products for disbursing federal financial aid funds, and improve and streamline campus’ financial aid programs. We provided written and oral comments at a hearing held by ED in connection with the negotiated rulemaking process and have provided additional information to ED. On April 16, 2013, ED announced additional topics for consideration, and in early 2014, formed a negotiated rulemaking committee.  Our Chief Operating Officer was selected by ED to serve on the committee as a primary negotiator. The committee convened in February, March and April 2014 and is scheduled to have an additional session in May 2014 to discuss and work toward revising existing regulations to potentially address, among other things, consumer safeguards regarding debit and prepaid cards associated with Title IV credit balance disbursements (including fees associated with such debit and prepaid cards), marketing of financial products (including sending unsolicited cards to students and co-branding of the card and materials) by institutions and their preferred banks or contractors, ATM access and availability, revenue sharing arrangements,  and the potential for a government-sponsored debit or prepaid card solution. In the event that the revised regulations that are promulgated alter, restrict or prohibit our ability to offer and provide our services to higher education institutions and students in the manner that we currently provide them, our business, financial condition and results of operations could be materially and adversely affected.

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

As previously disclosed, the Federal Reserve Bank of Chicago notified us and a former bank partner of potential violations of the Federal Trade Commission Act relating to marketing and disclosure practices related to the OneAccount during the period it was offered by such former bank partner.  On May 9, 2014, the Board of Governors of the Federal Reserve System, or the Board of Governors, advised us of its determination to seek an administrative order against us with respect to asserted violations of the Federal Trade Commission Act relating to our activities with both a former and current Bank Partner and our marketing and disclosure practices related to the process by which students may select the OneAccount option for financial aid refund.  We are in discussions with the Board of Governors in this matter.  Any administrative order arising out of this matter is likely to include demands for material customer restitution, material civil money penalties, and changes to certain of our business practices.  Although the ultimate amount of restitution or civil money penalties are subject to many uncertainties and therefore are impossible to predict, it is possible the amounts could reach levels that would cause an event of default under our Credit Facility.

In a separate regulatory matter, we are currently considering the merits of voluntarily refunding certain fees previously assessed to accountholders as a result of a separate compliance examination which was recently completed.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On May 7, 2014, Higher One Holdings, Inc. entered into an employment agreement with Mark Volchek, our Co-Founder, Director and former President and Chief Executive Officer.  We refer to this agreement as the Employment Agreement.  Pursuant to the Employment Agreement, Mr. Volchek will continue to be employed by us on a full-time basis through May 16, 2014, and beginning on May 17, 2014, he will be employed by us on a part-time basis until either party gives 30 days’ notice of intent to terminate the Employment Agreement, not to go past December 31, 2014 unless the parties otherwise agree.  Mr. Volchek will continue to serve as a member of our Board of Directors, subject to his reelection as a director at our 2014 annual meeting of shareholders.  During his part-time employment, Mr. Volchek will be required to provide services to us for at least 25% of a full-time basis.  Under the Employment Agreement, Mr. Volchek’s base salary while serving as a full-time employee shall be the same as the base salary he received while serving as President and Chief Executive Officer, and his salary while serving as a part-time employee shall be $11,544.05 per month.  In addition, Mr. Volchek will be eligible to receive an annual performance bonus, the terms and conditions of which will be determined by our Board of Directors.  Mr. Volchek’s outstanding equity awards will continue to vest during his part-time employment with us in accordance with the terms of the underlying equity award agreements and our equity incentive plans.
The foregoing summary does not constitute a complete summary of the terms of the Employment Agreement, and reference is made to the complete text of the Employment Agreement that is attached hereto as Exhibit 10.40.  The Employment Agreement is incorporated herein by reference.
Item 6.	Exhibits

Exhibit
Number		Description
10.39		Employment Agreement between Higher One Holdings, Inc. and Marc Sheinbaum, dated April 16, 2014
10.40		Employment Agreement between Higher One Holdings, Inc. and Mark Volchek, dated May 7, 2014
31.1		Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
31.2		Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.1	(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	(2)	XBRL Instance Document
101.SCH	(2)	XBRL Taxonomy Extension Schema
101.CAL	(2)	XBRL Taxonomy Calculation Linkbase
101.DEF	(2)	XBRL Taxonomy Extension Definition Linkbase
101.LAB	(2)	XBRL Taxonomy Extension Label Linkbase
101.PRE	(2)	XBRL Taxonomy Extension Presentation Linkbase

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(2)	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2014

Higher One Holdings, Inc.
/s/ Marc Sheinbaum
Marc Sheinbaum
Chief Executive Officer (Duly authorized officer and principal executive officer)

/s/ Christopher Wolf
Christopher Wolf
Chief Financial Officer (Duly authorized officer and principal financial officer)