Form 10-Q
period 2014-06-30
Higher One Holdings, Inc.
filed 2014-08-08
CIK 1486800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014.
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

Large accelerated filer	Accelerated filer	x

Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No x

As of August 6, 2014, there were 47,587,379 shares of common stock, par value $0.001 per share, outstanding.

HIGHER ONE HOLDINGS, INC.
INDEX TO REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2014

As used herein, the terms “we,” “us,” “our,” “the Company,” or “Higher One,” unless the context otherwise requires, mean Higher One Holdings, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Higher One Holdings, Inc.
Condensed Consolidated Balance Sheets
 (In thousands of dollars, except share and per share amounts)
(unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$18,059	$6,268
Investments in marketable securities	248	247
Accounts receivable, net	13,973	8,747
Income receivable	7,377	6,680
Deferred tax assets	480	5,895
Prepaid expenses and other current assets	9,368	7,725
Restricted cash	250	250
Total current assets	49,755	35,812
Deferred costs	4,971	4,373
Fixed assets, net	48,675	49,888
Intangible assets, net	58,367	59,834
Goodwill	67,403	67,403
Loan receivable related to New Markets Tax Credit financing	7,633	7,633
Other assets	4,998	4,940
Restricted cash	2,475	2,500
Total assets	$244,277	$232,383

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,655	$3,787
Accrued expenses	25,059	30,322
Deferred revenue	27,460	22,392
Total current liabilities	55,174	56,501
Deferred revenue and other non-current liabilities	2,341	2,342
Loan payable and deferred contribution related to New Markets Tax Credit financing	9,026	9,181
Debt	94,000	89,000
Deferred tax liabilities	2,237	2,393
Total liabilities	162,778	159,417
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 59,500,405 shares issued and 47,587,379 shares outstanding at June 30, 2014; 59,028,810 shares issued and 47,115,784 shares outstanding at December 31, 2013	60	60
Additional paid-in capital	183,933	181,339
Treasury stock, 11,913,026 shares at June 30, 2014 and December 31, 2013	(137,899)	(137,899)
Retained earnings	35,405	29,466
Total stockholders’ equity	81,499	72,966
Total liabilities and stockholders’ equity	$244,277	$232,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands of dollars, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Account revenue	$26,345	$25,944	$68,007	$69,307
Payment transaction revenue	9,835	6,086	24,455	12,787
Higher education institution revenue	9,050	7,725	19,029	14,866
Other revenue	247	268	542	443
Gross revenue	45,477	40,023	112,033	97,403
Less: allowance for customer restitution (Notes 5 and 6)	(8,750)	-	(8,750)	-
Revenue	36,727	40,023	103,283	97,403
Cost of revenue	21,102	17,894	48,696	40,194
Gross margin	15,625	22,129	54,587	57,209
Operating expenses:
General and administrative	16,015	13,576	31,726	26,665
Product development	1,770	2,444	3,962	4,339
Sales and marketing	4,705	4,632	9,179	7,839
Merger and acquisition related	-	(5,011)	-	(4,465)
Total operating expenses	22,490	15,641	44,867	34,378
Income (loss) from operations	(6,865)	6,488	9,720	22,831
Interest income	34	20	53	39
Interest expense	(792)	(766)	(1,615)	(1,395)
Other income	1,681	78	1,759	155
Net income (loss) before income taxes	(5,942)	5,820	9,917	21,630
Income tax expense (benefit)	(2,171)	2,261	3,978	8,269
Net income (loss)	$(3,771)	$3,559	$5,939	$13,361

Net income (loss) available to common stockholders:
Basic	$(3,771)	$3,559	$5,939	$13,361
Diluted	$(3,771)	$3,559	$5,939	$13,361

Weighted average shares outstanding:
Basic	47,198,922	46,704,451	47,141,355	46,489,470
Diluted	47,198,922	48,382,828	48,189,411	48,354,283

Net income (loss) available to common stockholders per common share:
Basic	$(0.08)	$0.08	$0.13	$0.29
Diluted	$(0.08)	$0.07	$0.12	$0.28

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
 (In thousands of dollars, except share amounts)
(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2013	47,115,784	$60	$181,339	$(137,899)	$29,466	$72,966
Stock-based compensation	-	-	2,431	-	-	2,431
Issuance of restricted stock, net	341,019	-	-	-	-	-
Tax benefit related to options	-	-	17	-	-	17
Exercise of stock options	130,576	-	146	-	-	146
Net income	-	-	-	-	5,939	5,939
Balance at June 30, 2014	47,587,379	$60	$183,933	$(137,899)	$35,405	$81,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
 (In thousands of dollars)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$5,939	$13,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,887	6,598
Amortization of deferred finance costs	245	223
Non-cash fair value adjustment of contingent consideration	–	(5,215)
Stock-based compensation	2,348	2,326
Deferred income taxes	5,259	990
Income tax benefit related to exercise of stock options	(17)	(735)
Other income	(155)	(154)
Loss on disposal of fixed assets	84	16
Changes in operating assets and liabilities:
Accounts receivable	(5,226)	(5,687)
Income receivable	(697)	(6,057)
Deferred costs	(1,807)	(477)
Prepaid expenses and other current assets	(5,111)	5,086
Other assets	(86)	(330)
Accounts payable	(1,132)	(1,160)
Accrued expenses	(5,375)	1,731
Deferred revenue	5,067	4,989
Net cash provided by operating activities	8,223	15,505
Cash flows from investing activities
Purchases of fixed assets, net of changes in payables of ($238) and ($153), respectively	(2,334)	(3,296)
Cash paid for acquired business	–	(47,250)
Additions to internal use software	(2,754)	(966)
Amounts received from restricted cash	25	2,000
Proceeds from development related subsidies	3,468	-
Net cash used in investing activities	(1,595)	(49,512)
Cash flows from financing activities
Proceeds from line of credit	15,000	52,000
Repayments of line of credit	(10,000)	(20,000)
Excess tax benefit related to stock options	17	735
Proceeds from exercise of stock options	146	1,060
Purchases of common stock	–	(5,996)
Net cash provided by financing activities	5,163	27,799
Net change in cash and cash equivalents	11,791	(6,208)
Cash and cash equivalents at beginning of period	6,268	13,031
Cash and cash equivalents at end of period	$18,059	$6,823

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

As further explained in “Note 5 – Credit Facility” and the Regulatory Examinations section within “Note 6 – Commitments and Contingencies,” we recorded a reduction of our revenue of $8.75 million during the three months ended June 30, 2014 as a result of an ongoing regulatory examination.  Please refer “Note 5 – Credit Facility” and the Regulatory Examinations section within “Note 6 – Commitments and Contingencies” for additional information regarding this examination, the possibility of additional losses related to this matter and related impact on our liquidity and credit facility.

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

The unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2013, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of our interim period results reported herein.  The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  As described in “Note 7 - Business Combinations,” we have revised the comparative balance sheet as of December 31, 2013 to include the effect of a measurement period adjustment.  Due to seasonal fluctuations and other factors, the results of operations for the three months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Basic and Diluted Net Income (Loss) Available to Common Stockholders per Common Share

Basic net income (loss) per common share excludes dilution for potential common stock issuances and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the calculation of diluted net income (loss) per common share, the basic weighted-average number of shares is increased by the dilutive effect of restricted stock, warrants and stock options using the treasury-stock method.  The treasury-stock method assumes that the options or warrants are exercised at the beginning of the period (or date of issue if later), and that we use those proceeds to purchase common stock for treasury at the average price for the reporting period.

The effect of stock options and warrants to purchase our common stock totaling 6,541,026 and 4,268,423 were not included in the computation of diluted net income (loss) per common share for the three months ended June 30, 2014 and 2013, respectively, as their effect would be anti-dilutive. The effect of stock options and warrants to purchase our common stock totaling 4,318,103 and 4,268,423 were not included in the computation of diluted net income per common share for the six months ended June 30, 2014 and 2013, respectively, as their effect would be anti-dilutive. Anti-dilutive securities are securities that upon conversion or exercise increase earnings per share (or reduce the loss per share).  In periods when we recognize a net loss, including the three months ended June 30, 2014, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
 (unaudited)

Comprehensive Income

There are no comprehensive income items other than net income. There are no recorded unrealized gains or losses on the investments in marketable securities as of the balance sheet dates. Comprehensive income equals net income for all periods presented.

Restricted Cash and Other Arrangements

We accept payments on behalf of educational institutions and subsequently remit these payments to the education institutions. The amounts received are maintained in segregated accounts for the benefit of either the institution or the payer. There were approximately $135.9 million and $199.1 million of such funds as of June 30, 2014 and December 31, 2013, respectively. These deposits are not our funds and therefore are not included in the accompanying condensed consolidated balance sheets.

Recent Accounting Pronouncements

There were no accounting standards adopted during 2013 or during the six months ended June 30, 2014 which had a material impact on our consolidated financial position, results of operations or liquidity.

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue From Contracts With Customers, that outlines a single model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for us at the beginning of our 2017 fiscal year; early adoption is not permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which updated the accounting standards related to stock compensation. The update clarifies the accounting for share-based payments with a performance target that could be achieved after the requisite service period. Specifically, the update specifies the performance target should not be reflected in estimating the grant-date fair value of the award. Instead, the probability of achieving the performance target should impact vesting of the award. The standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements.

3.	Investments in Marketable Securities and Fair Value Measurements

The following table reflects the assets carried at fair value measured on a recurring basis (in thousands).  There were no liabilities carried at fair value measured on a recurring basis at either June 30, 2014 or December 31, 2013:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Fair values at June 30, 2014
Assets:
Certificate of deposit	$248	$–	$248	$–

Fair values at December 31, 2013
Assets:
Certificate of deposit	$247	$–	$247	$–

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
 (unaudited)

There was no activity in the fair value of the measurements using unobservable inputs (Level 3 Assets) during the six months ended June 30, 2014.

Our contingently returnable escrow receivable was valued using probability-weighted, future possible expected outcomes.  The unobservable input utilized in the determination of this receivable was our estimation of which clients subject to the escrow agreement would assign their contracts to us.  During the three months ended March 31, 2014, the contingently returnable escrow receivable was reduced as a result of a measurement period adjustment, which had the effect of reducing the amount recorded as of both March 31, 2014 and December 31, 2013. The contingently returnable escrow receivable was included in prepaid expenses and other current assets in the condensed consolidated balance sheet as of December 31, 2013.  All amounts were distributed out of escrow in June 2014.  Refer to “Note 7 – Business Combinations” for additional information related to the escrow arrangement.

We had no unrealized gains or losses from investments as of June 30, 2014 or December 31, 2013 and there is no difference between the amortized cost and fair value of the securities we held. The carrying amounts of our cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term nature of these instruments. The carrying amount of our debt outstanding under our Credit Facility (defined below) approximates fair value. Our loan receivable related to New Markets Tax Credit financing is a debt instrument that we classify as held to maturity and is recorded at amortized cost.  The carrying value of both our loan receivable and loan payable related to New Markets Tax Credit financing approximates fair value as of June 30, 2014.  Our loan payable and loan receivable related to New Markets Tax Credit financing was estimated using discounted cash flow analysis based on rates for similar types of arrangements and are considered Level 3 measurements.

4.	Real Estate Development Project

At the end of 2011, we completed a real estate development project and moved our headquarters into two commercial buildings located in New Haven, Connecticut.  During the six months ended June 30, 2014, we received a payment of $3.5 million associated with state historic tax credits which were generated by the project.  This amount was recorded within prepaid expenses and other current assets, along with an offsetting reduction to our fixed assets, in our condensed consolidated balance sheet as of December 31, 2013.

We have provided two guaranties related to this real estate development project. We provided a guaranty to the State of Connecticut Department of Economic and Community Development related to our obligation to repay the amounts which were granted to us if we fail to meet certain criteria. The maximum potential amount of future payments of this guaranty is approximately $5.9 million.  We also provided a guaranty related to tax credits that are expected to be generated by an investment made by an unrelated entity into the real estate development project. In the event that we cause either a recapture or disallowance of the tax credits expected to be generated under this program, we will be required to repay the disallowed or recaptured tax credits plus an amount sufficient to pay the taxes on such repayment, to the counterparty of the guaranty agreement. This guaranty will remain in place through 2018. The maximum potential amount of future payments of this guaranty is approximately $6.0 million. We do not currently believe that the requirement to make a payment under either of the guaranties described above is probable and we have thus not recorded any liability on our condensed consolidated balance sheet in connection with these guaranties.

In connection with the real estate project described above, during 2013, we made an investment in FC Winchester Lofts Master Tenant, LLC, or the Master Tenant, which will maintain and operate a residential development project which is adjacent to our corporate headquarters. Although we contributed capital to the project, the power to direct the economically significant activities of the project is held by the other member of the Master Tenant, as such we are not the primary beneficiary of the Master Tenant.  For example, the other member has the right to manage the operations of the development once the development is completed.  Additionally, we do not have exposure to loss in excess of the amounts we contribute to the Master Tenant. Accordingly, our investment in the Master Tenant is accounted for as an equity method investment. The equity investment totaled $3.9 million during the year ended December 31, 2013 and is included within other assets on the accompanying balance sheet as of June 30, 2014 and December 31, 2013.  We expect to make additional investments during 2014 as construction is completed.  The total amount expected to be invested during 2014 and 2015 is approximately $8.8 million.  As a result of our equity investment in the residential development, we will receive the pass-through of federal historic tax credits generated by the residential development and the right to receive certain cash flows generated from the project.  The federal historic tax credits are expected to be approximately $11.2 million and are expected to reduce our federal income taxes payable during the years ending December 31, 2014 and 2015.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
 (unaudited)

5.	Credit Facility

On October 16, 2012, HOI entered into a five-year, $200.0 million, senior secured revolving credit facility, or the Credit Facility. As of June 30, 2014, there were $94.0 million in borrowings outstanding, at a weighted average interest rate of 2.4%, under the Credit Facility. The Credit Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs.  Loans drawn under the Credit Facility are payable in a single maturity on October 16, 2017.  We are in compliance with all of the applicable affirmative, negative and financial covenants of the Credit Facility. One of the financial covenants in the Credit Facility relates to a requirement to have a minimum of $50.0 million of EBITDA (as defined in the Credit Facility) over the prior twelve months.  In addition, a settlement with regulatory authorities in an amount exceeding $10.0 million could cause a default under other covenants in our Credit Facility. As of June 30, 2014, our trailing twelve month EBITDA (as defined in the Credit Facility) was $52.0 million.

The allowance for customer restitution reduced our revenue and trailing twelve month EBITDA by $8.75 million during the quarter ended June 30, 2014.  If there is any event of any default under our credit agreement, all amounts then outstanding may be immediately due and payable and may require us to apply all of our available cash to repay these amounts. We may also need to seek alternative forms of financing or other sources of liquidity in order to repay these amounts. There can be no assurances that such alternative forms of financing or other sources of liquidity would be available to us on favorable terms or at all. The acceleration of indebtedness under our credit agreement could have a material adverse effect on our business, financial condition and results of operations. Please refer to “Note 6 – Commitments and Contingencies” for additional information about the regulatory matters and their impact on the covenants associated with our Credit Facility.

6.	Commitments and Contingencies

From time to time we are subject to litigation relating to matters in the ordinary course of business, as well as regulatory examinations, information gathering requests, inquiries and investigations.

Regulatory Examinations and Other Matters

As previously disclosed, the Federal Reserve Bank of Chicago notified us and a former bank partner of potential violations of the Federal Trade Commission Act relating to marketing and disclosure practices related to the OneAccount during the period it was offered by such former bank partner. On May 9, 2014, the Federal Reserve Banks of Chicago (the responsible Reserve Bank for a former bank partner) and Philadelphia (the responsible Reserve Bank for a current bank partner) notified us that the staff of the Board of Governors of the Federal Reserve System intended to recommend that the Board of Governors of the Federal Reserve System, or the Board of Governors, seek an administrative order against us with respect to asserted violations of the Federal Trade Commission Act. The cited violations relate to our activities with both a former and current bank partner and our marketing and disclosure practices related to the process by which students may select the OneAccount option for financial aid refund. We are in discussions with the Staff of the Board of Governors and the Reserve Banks on this matter. The Staff of the Board of Governors has asserted that any administrative order may seek damages, including customer restitution and civil money penalties, totaling as much as $35 million, and changes to certain of our business practices.

Approximately 55% of the OneAccounts are held at our bank partner regulated by the FDIC and we will need to consider voluntarily providing restitution to those OneAccounts held at that bank partner. In the event we do provide restitution to these OneAccounts on the same basis as an order from the Board of Governors, it is reasonably possible that our loss related to this matter will increase accordingly and increase our total exposure by an additional amount of approximately $35 million, or approximately $70 million in total.

During the quarter ended June 30, 2014, we recorded a liability of $8.75 million related to this matter, which is shown as an allowance for customer restitution on our consolidated statement of operations.  While we believe that it is probable that we will have a loss related to this regulatory matter, in view of the inherent difficulty of predicting the outcomes of regulatory matters, we cannot predict the eventual outcome of this pending matter, the timing of the ultimate resolution of this matter or an exact amount of loss associated with this matter.  The liability recorded at June 30, 2014 reflects the minimum amount we expect to pay related to this matter, although, there is a reasonable possibility that the liability will increase in future periods.  Although the ultimate amount of restitution or civil money penalties are subject to many uncertainties and therefore impossible to predict, it is possible the amounts could reach levels that would cause an event of default under our Credit Facility. As described in “Note 5 – Credit Facility”, our EBITDA, as defined in the Credit Facility, as of June 30, 2014 for the trailing twelve months was $52.0 million, which exceeds the required minimum EBITDA required in our credit agreement by $2.0 million.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
 (unaudited)

In July 2014, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts pursuant to the Commonwealth’s Consumer Protection Act. The Massachusetts Attorney General has informed us that its investigation relates to our debt collection practices. We are in the process of providing the information requested by the civil investigative demand, which includes information and records about us and certain of our business practices, particularly as they relate to Massachusetts residents, institutes of higher education and students. We cannot predict whether we will become subject to any other action by the Massachusetts Attorney General or any other state agencies.

Consumer Class Action

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

In October 2013, we reached an agreement in principle on the key terms of a settlement that would resolve all of the above class action litigation that was filed against us in 2012. In February 2014, we executed a settlement agreement, the terms of which included a payment of $15.0 million to a settlement fund, an agreement to pay the cost of notice to the class, and an agreement to make and/or maintain certain practice changes. We made the payment of $15.0 million to the settlement fund in February 2014.  On February 14, 2014, plaintiffs asked the court to preliminarily approve the settlement. On June 2, 2014, the court issued an order preliminarily approving the settlement, directing that notice of the settlement be sent to the class, setting relevant filing deadlines, and scheduling a final fairness hearing for November 24, 2014. The court must approve the settlement before it becomes final and binding. There is no assurance that the court will approve the settlement. During the year ended December 31, 2013, we recorded an accrual for an estimated charge of $16.3 million to reflect our current estimate of the resolution, inclusive of additional legal and other administrative costs, based on the agreement in principle.  While this estimate is consistent with our view of the current exposure based on the signed settlement agreement, the actual loss or range of such loss could vary materially from the current estimate if the settlement is not finalized and approved.

Securities Class Action

On May 27, 2014, a putative class action captioned Brian Perez v. Higher One Holdings, Inc., No. 3:14-cv-755-AWT, was filed by HOH shareholder Brian Perez in the United States District Court for the District of Connecticut. HOH and certain officers have been named as defendants. Mr. Perez generally alleges that HOH and the other named defendants made certain misrepresentations in public filings in violation of the federal securities laws and seeks an unspecified amount of damages. Mr. Perez seeks to represent a class of any person who purchased HOH securities between August 7, 2012 and May 12, 2014. On July 28, 2014, Mr. Perez filed a motion to be appointed lead plaintiff.  No other motions to appoint lead plaintiff were filed.  Mr. Perez’s motion remains pending.  None of the defendants have been served with the complaint, and therefore none have responded to the complaint. HOH intends to vigorously defend itself against these allegations. HOH is currently unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

TouchNet

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

In accordance with applicable accounting guidance, we establish a liability for a matter of the type describe above if and when it presents  loss contingencies that are both probable and reasonably estimable.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
 (unaudited)

7.	Business Combinations

On May 7, 2013, we entered into an Asset Purchase Agreement with Sallie Mae, Inc., or Sallie Mae, to purchase substantially all of the assets of Sallie Mae’s Campus Solutions business, or Campus Solutions, for consideration of approximately $47.3 million in cash, $5.2 million of which was deposited into escrow at closing. All escrowed amounts have been released as further described below in this Note 7.

During the three months ended March 31, 2014, we recorded a measurement period adjustment which resulted in a change in the fair values attributed to the contingently returnable escrow receivable, intangible assets and goodwill. We revised the comparative balance sheet as of December 31, 2013 to include the effect of the measurement period adjustment as if the accounting had been completed on the acquisition date. The fair value of the contingently returnable escrow receivable was reduced by $3.2 million and the fair value of intangible assets and goodwill were increased by $2.3 million and $0.9 million, respectively. The fair value of the contingently returnable escrow receivable decreased as a result of additional client contracts which were assigned to us, compared to our earlier assessments.  The remaining disclosures related to the acquisition of Campus Solutions have been updated to reflect this measurement period adjustment.  There were no changes to goodwill during the six months ended June 30, 2014, other than the change related to the measurement period adjustment described above.

During the three months ended June 30, 2014, we received $1.6 million from the amounts that were deposited into escrow. The determination of the amount that we would receive did not occur until after the measurement period related to the Campus Solutions acquisition had ended and was based on facts and circumstances negotiated during the quarter ended June 30, 2014. As a result, we recorded the receipt of $1.6 million as Other Income in the accompanying financial statements. As of June 30, 2014, all amounts had been released from escrow.

Under the acquisition method of accounting, the total fair value of consideration transferred was allocated to Campus Solutions’ net tangible and intangible assets based on their estimated fair values as of May 7, 2013. The allocation of fair value of consideration transferred was allocated as follows (in thousands):

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

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
 (unaudited)

The acquired intangible assets will be amortized each year based on a straight-line method over the estimated useful life of the asset.  The amount to be amortized is presented in thousands.

	Weighted-average amortization period (in years)	Amount
Customer relationships	11	$23,130
Completed technology	3	2,720
	10	$25,850

Goodwill represents the excess of the fair value of consideration transferred for an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill exists in the transaction as a result of value beyond that of the tangible and other intangible assets, attributable to synergies that exist in the combined business, including a planned migration to a single technology platform. Goodwill of $19.3 million is deductible for tax purposes.

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

We reported revenues totaling approximately $8.7 million from the Campus Solutions acquisition during the six months ended June 30, 2014.

The pro forma financial information for the three and six months ended June 30, 2013 is provided for illustrative purposes only and assumes that the acquisition of the Campus Solutions business occurred on January 1, 2013. This pro forma financial information (in thousands, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future. The pro forma financial information for the periods presented also includes amortization expense from acquired intangible assets, adjustments to interest expense, interest income and related tax effects.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
in thousands (other than per share information)	2013	2013
Revenues	$41,631	$106,193
Net income	$2,308	$10,267
Basic earnings per share	$0.05	$0.22
Basic weighted average number of common shares outstanding	46,704	46,489
Diluted earnings per share	$0.05	$0.21
Diluted weighted average number of common and common equivalent shares outstanding	48,383	48,354

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes as included in our annual report on Form 10-K for the year ended December 31, 2013 and information contained elsewhere in such annual report on Form 10-K and in this quarterly report on Form 10-Q. The discussion contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “should” and similar expressions are intended to identify forward-looking statements. Factors that might cause these differences include those described under “Risk Factors” and elsewhere in the annual report on Form 10-K and in this quarterly report on Form 10-Q. The forward-looking statements included in this quarterly report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We cannot assure you that projected results will be achieved or that anticipated events will occur.

Overview
General

Based on market share and the number of campuses using our products and services, we believe we are a leading provider of technology-based refund disbursement, payment processing and data analytics services to higher education institutions and their students. We believe that none of our competitors match our ability to provide solutions for higher education institutions’ financial services needs, including compliance monitoring. Consequently, we provide the most comprehensive suite of disbursement and payment solutions specifically designed for higher education institutions and their students. We also provide campus communities with convenient, cost-competitive and student-oriented banking services, which include extensive user-friendly features.

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

As of June 30, 2014, more than 800 campuses serving approximately 5.1 million students purchased our Refund Management service.  In total, there are more than 1,900 campuses servicing nearly 13 million students contracted to use at least one of our services.  As of June 30, 2014 we also serviced approximately 2.1 million OneAccounts.

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

While revenue fluctuates over the course of our fiscal year, many of our expenses remain relatively constant, resulting in disparities in our net income and adjusted net income from quarter to quarter. Typically, the second quarter accounts for the smallest proportion of our revenues. This is primarily because the majority of financial aid is disbursed outside of this time period and higher education institutions tend to enroll more new students during the first and third fiscal quarters. We expect this trend to continue going forward.

Department of Education

In early 2014, the Department of Education, or ED, formed a negotiated rulemaking committee. Our Chief Operating Officer was selected by ED to serve on the committee as a primary negotiator. The committee convened in February, March, April and May of 2014 to discuss and work toward revising existing regulations to potentially address, among other things, consumer safeguards regarding debit and prepaid cards associated with Title IV credit balance disbursements (including fees associated with such debit and prepaid cards), marketing of financial products (including sending unsolicited cards to students and co-branding of the card and materials) by institutions and their preferred banks or contractors, ATM access and availability, revenue sharing arrangements, and the potential for a government-sponsored debit or prepaid card solution. The negotiated rulemaking committee concluded its efforts in May 2014 and a consensus was not reached on any proposed regulations. As a result, ED will draft proposed regulations to publish in the Federal Register. If the proposed regulations are published by November 1, 2014, the earliest such regulations may take effect is July 1, 2015.

Regulatory Matters

As previously disclosed, the Federal Reserve Bank of Chicago notified us and a former bank partner of potential violations of the Federal Trade Commission Act relating to marketing and disclosure practices related to the OneAccount during the period it was offered by such former bank partner. On May 9, 2014, the Federal Reserve Banks of Chicago (the responsible Reserve Bank for a former bank partner) and Philadelphia (the responsible Reserve Bank for a current bank partner) notified us that the staff of the Board of Governors of the Federal Reserve System intended to recommend that the Board of Governors of the Federal Reserve System, or the Board of Governors, seek an administrative order against us with respect to asserted violations of the Federal Trade Commission Act. The cited violations relate to our activities with both a former and current bank partner and our marketing and disclosure practices related to the process by which students may select the OneAccount option for financial aid refund. We are in discussions with the Staff of the Board of Governors and the Reserve Banks on this matter. The Staff of the Board of Governors has asserted that any administrative order may seek damages, including customer restitution and civil money penalties, totaling as much as $35 million, and changes to certain of our business practices.

Approximately 55% of the OneAccounts are held at our bank partner regulated by the FDIC and we will need to consider voluntarily providing restitution to those OneAccounts held at that bank partner. In the event we do provide restitution to these OneAccounts on the same basis as an order from the Board of Governors, it is reasonably possible that our loss related to this matter will increase accordingly and increase our total exposure by an additional amount of approximately $35 million, or approximately $70 million in total.

During the quarter ended June 30, 2014, we recorded a liability of $8.75 million related to this matter, which is shown as a reduction of revenue on our consolidated statement of operations.  While we believe that it is probable that we will have a loss related to this regulatory matter, in view of the inherent difficulty of predicting the outcomes of regulatory matters, we cannot predict the eventual outcome of this pending matter, the timing of the ultimate resolution of this matter or an exact amount of loss associated with this matter. The liability recorded at June 30, 2014 reflects the minimum amount we expect to pay related to this matter, although, there is a reasonable possibility that the liability will increase in future periods.  Although the ultimate amount of restitution or civil money penalties are subject to many uncertainties and therefore impossible to predict, it is possible the amounts could reach levels that would cause an event of default under our Credit Facility. As disclosed in “Note 5 – Credit Facility” of our condensed consolidated financial statements, our EBITDA, as defined in the Credit Facility, as of June 30, 2014 for the trailing twelve months was $52.0 million, which exceeds the required minimum EBITDA required in our credit agreement by $2.0 million. In addition, a settlement with regulatory authorities in an amount exceeding $10 million could trigger a material adverse change or cause a default under other covenants in our Credit Facility.

We believe that our cash flows from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over the next twelve months. However, we may be required to pay material customer restitution and civil money penalties related to certain regulatory proceedings as described above. Although the ultimate amounts of customer restitution or civil money penalties are subject to many uncertainties and therefore are impossible to predict, it is possible the amount we are required to pay could reach levels that would exceed our available cash flows from operations and existing liquidity sources available through our Credit Facility. In that case, we would seek additional forms of financing or other sources of liquidity to supplement our existing liquidity sources. There can be no assurances that such alternative forms of financing or other sources of liquidity would be available to us on favorable terms or at all.

It is possible the charge related to the regulatory proceedings described above could be of such a magnitude that it would cause an event of default under our Credit Facility. In the event of a default, depending on the amount of loss, we believe that we may be able to obtain relief under certain of our current covenants, however there can be no assurance we would receive such an amendment or waiver. If there is any event of default under our Credit Facility, all amounts then outstanding may be immediately due and payable. In such an event, we would need to seek alternative forms of financing or other sources of liquidity in order to repay the amounts outstanding under our Credit Facility, but there can be no assurances that such alternative forms of financing or other sources of liquidity would be available to us on favorable terms or at all.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Three Months Ended June 30,
	(unaudited)
	2014	2013	$ Change	% Change	2014 % of Gross Revenue	2013 % of Gross Revenue
	(in thousands)
Revenue:
Account revenue	$26,345	$25,944	$401	1.5%	57.9%	64.8%
Payment transaction revenue	9,835	6,086	3,749	61.6%	21.6%	15.2%
Higher education institution revenue	9,050	7,725	1,325	17.2%	19.9%	19.3%
Other revenue	247	268	(21)	(7.8%)	0.5%	0.7%
Gross revenue	45,477	40,023	5,454	13.6%	100.0%	100.0%
Less: allowance for customer restitution	(8,750)	–	(8,750)	100.0%	(19.2%)	0.0%
Revenue	36,727	40,023	(3,296)	(8.2%)	100.0%	100.0%
Cost of revenue	21,102	17,894	3,208	17.9%	46.4%	44.7%
Gross profit	15,625	22,129	(6,504)	(29.4%)	34.4%	55.3%
Operating expenses:
General and administrative	16,015	13,576	2,439	18.0%	35.2%	33.9%
Product development	1,770	2,444	(674)	(27.6%)	3.9%	6.1%
Sales and marketing	4,705	4,632	73	1.6%	10.3%	11.6%
Merger and acquisition related	–	(5,011)	5,011	(100.0%)	0.0%	(12.5%)
Total operating expenses	22,490	15,641	6,849	43.8%	49.5%	39.1%
Income (loss) from operations	(6,865)	6,488	(13,353)	(205.8%)	(15.1%)	16.2%
Interest income	34	20	14	70.0%	0.1%	0.0%
Interest expense	(792)	(766)	(26)	3.4%	(1.7%)	(1.9%)
Other income	1,681	78	1,603	2,055.1%	3.7%	0.2%
Net income (loss) before income taxes	(5,942)	5,820	(11,762)	(202.1%)	(13.1%)	14.5%
Income tax expense (benefit)	(2,171)	2,261	(4,432)	(196.0%)	(4.8%)	5.6%
Net income (loss)	$(3,771)	$3,559	$(7,330)	(206.0%)	(8.3%)	8.9%

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Revenue
Account Revenue
The increase in account revenue was primarily due to an approximate 5% increase in the total dollars deposited into OneAccounts compared to the same period in the prior year.  The increase in dollars deposited led to a similar, though slightly smaller, increase in amounts spent from OneAccounts which had the effect of increasing both the interchange revenue and service fee revenue we earn when compared to the same period in the prior year.  We believe that the increase in dollars deposited into the OneAccount was partially the result of timing shifts of when financial aid refunds were disbursed by our Refund Management clients as compared to the same period in the prior year.  There were certain Refund Management clients that disbursed funds in the second quarter of 2014 which, in the prior year, disbursed such funds in the first quarter.  In addition, slightly more than half of the increase in dollars deposited into OneAccounts was due to an increase in the amount of non-financial aid deposits made into OneAccounts.  While our service fee revenue decreased as a result of a change we made to our account fee schedule during the second half of 2013, including the removal of a fee assessed to customers that had not repaid an overdraft balance within an allotted time period, the removal of this fee was offset by increases in amounts earned from other fees.

Payment Transaction Revenue
The majority of the increase in payment transaction revenue was due to the higher volume of transactions processed through the SmartPay payment module during the three months ended June 30, 2014, which led to increases in payment transaction revenue. The increase in payment transaction volume was primarily due to the introduction of Visa as a payment method for SmartPay through the end of the second quarter of 2013, which led to increases in payments processed at higher education institutions that were clients as of June 30, 2013. A portion of the increase in payment transaction revenue is also due to the addition of higher education institution clients that began utilizing the SmartPay payment module after June 30, 2013.  The Campus Solutions business contributed approximately $2.1 million of payment transaction revenue during the three months ended June 30, 2014, an increase of $1.2 million compared to the three months ended June 30, 2013. The increase in revenue from the Campus Solutions business is primarily due to the inclusion of a full three months of revenue from that business in the current year.

Higher Education Institution Revenue
The increase in higher education institution revenue was primarily due to an increase related to our Campus Labs business and also from revenue associated with the Campus Solutions business.  The revenue associated with Campus Labs increased to $3.5 million during the three months ended June 30, 2014, compared to $2.5 million during the same period in the prior year.  The increase in Campus Labs revenue was due to a combination of fair value adjustments to deferred revenue, which reduced revenue during the three months ended June 30, 2013, and year-over-year increases in higher education institution client billings.  We also had an increase in revenue associated with subscription revenue for our payment processing products due to a combination of new client sales, as well as additional sales to existing schools.

Allowance for Customer Restitution
As further described in “Note 6 – Commitments and Contingencies” to our condensed consolidated financial statements and the “Regulatory Matters” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” we recorded a liability of $8.75 million during the quarter ended June 30, 2014, related to the potential requirement to provide restitution to certain OneAccount customers.

Cost of Revenue
During the three months ended June 30, 2014, our gross margin percentage decreased, largely as a result of the allowance for customer restitution described above. Excluding the impact of the allowance for customer restitution, our non-GAAP gross margin percentage would have been 53.6% during the three months ended June 30, 2014, compared to 55.3% in the comparable prior year period.  The decrease in our non-GAAP gross margin percentage was primarily due to higher costs to support the ongoing Refund Management and OneAccount services, including an increase in the amount of cards sent to students at our Refund Management clients and also higher data processing costs.

The increase in our cost of revenue was primarily related to costs to support the growth in our SmartPay transaction volume, the inclusion of a full three months of expenses associated with the Campus Solutions business, and the increase in Refund Management and OneAccount costs described above.

General and Administrative Expense
The increase in general and administrative expenses was primarily attributable to the following three factors: (i) our personnel costs increased compared to the three months ended June 30, 2013, (ii) higher professional fees related to additional compliance and regulatory related activities, and, to a lesser extent, (iii) increases in depreciation and amortization.

Product Development Expense
The decrease in product development expense was due to a decrease in certain transition related product development expenses associated with the Campus Solutions acquisition compared to the prior year period. The decrease was also due to an increase, in 2014, of internal costs which are capitalized rather than expensed. These costs are related to internal use software development projects that have advanced beyond the preliminary project stage and have met the criteria for capitalization under U.S. GAAP.

Sales and Marketing Expense
The increase in sales and marketing expense was primarily due to an increase in amortization expense of acquired intangible assets from the Campus Solutions business. Excluding the increase in amortization, sales and marketing expense decreased compared to the three months ended June 30, 2013, including a decrease in tradeshow costs.

Merger and Acquisition Related
Our merger and acquisition related expenses during the three months ended June 30, 2013 included professional fees associated with the acquisition of the Campus Solutions business in May 2013 of approximately $0.3 million, and a fair value adjustment to the contingent consideration component of the purchase price of the Campus Labs acquisition from August 2012 which resulted in a net reduction in operating expenses. During the three months ended June 30, 2013, we recorded an adjustment of $5.3 million as a result of a change in the fair value of the contingent consideration liability. There were no such costs during the three months ended June 30, 2014.

Interest Expense
Our interest expense increased compared to the prior period due to a small increase in the average amount outstanding on our Credit Facility. The average amount outstanding on our Credit Facility was $94.0 million during the three months ended June 30, 2014, compared to an average of $93.2 million during the three months ended June 30, 2013. The average interest rate during each of the three months ended June 30, 2014 and 2013 was 2.3%.

Other Income
Our other income increased during the three months ended June 30, 2014 by $1.6 million as a result of an agreement related to the resolution of certain escrow balances that were part of the acquisition of the Campus Solutions business.

Income Tax Expense
We recorded an income tax benefit during the three months ended June 30, 2014 as a result of our net loss before income taxes. The change in income tax expense (benefit) was primarily due to the decrease in net income before taxes. The effective tax rates for the three months ended June 30, 2014 and 2013 were 36.5% and 38.8%, respectively. Our effective tax rate is expected to be between 39% and 41% for the 2014 fiscal year.  The increase in our expected effective rate from the rate disclosed in our most recent Form 10-Q and the increase in rate compared to the prior year period is primarily the result of the allowance for customer restitution described above, which results in lower pre-tax income and a larger relative impact related to permanent differences between book and tax income.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Six Months Ended June 30,
	(unaudited)
	2014	2013	$ Change	% Change	2014 % of Gross Revenue	2013 % of Gross Revenue
	(in thousands)
Revenue:
Account revenue	$68,007	$69,307	$(1,300)	(1.9%)	60.7%	71.2%
Payment transaction revenue	24,455	12,787	11,668	91.2%	21.8%	13.1%
Higher education institution revenue	19,029	14,866	4,163	28.0%	17.0%	15.3%
Other revenue	542	443	99	22.3%	0.5%	0.5%
Gross revenue	112,033	97,403	14,630	15.0%	100.0%	100.0%
Less: allowance for customer restitution	(8,750)	–	(8,750)	100.0%	(7.8%)	0.0%
Revenue	103,283	97,403	5,880	6.0%	100.0%	100.0%
Cost of revenue	48,696	40,194	8,502	21.2%	43.5%	41.3%
Gross profit	54,587	57,209	(2,622)	(4.6%)	48.7%	58.7%
Operating expenses:
General and administrative	31,726	26,665	5,061	19.0%	28.3%	27.4%
Product development	3,962	4,339	(377)	(8.7%)	3.5%	4.5%
Sales and marketing	9,179	7,839	1,340	17.1%	8.2%	8.0%
Merger and acquisition related	–	(4,465)	4,465	(100.0%)	0.0%	(4.6%)
Total operating expenses	44,867	34,378	10,489	30.5%	40.0%	35.3%
Income from operations	9,720	22,831	(13,111)	(57.4%)	8.7%	23.4%
Interest income	53	39	14	35.9%	0.0%	0.0%
Interest expense	(1,615)	(1,395)	(220)	15.8%	(1.4%)	(1.4%)
Other income	1,759	155	1,604	1,034.8%	1.6%	0.2%
Net income before income taxes	9,917	21,630	(11,713)	(54.2%)	8.9%	22.2%
Income tax expense	3,978	8,269	(4,291)	(51.9%)	3.6%	8.5%
Net income	$5,939	$13,361	$(7,422)	(55.5%)	5.3%	13.7%

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Revenue
Account Revenue
The decrease in account revenue was primarily due to an approximate 1% decrease in the total dollars deposited into OneAccounts compared to the same period in the prior year.  The decrease in dollars deposited led to a similar decrease in amounts spent from OneAccounts which had the effect of decreasing both the interchange revenue and service fee revenue we earn when compared to the same period in the prior year.  The decrease in dollars deposited into the OneAccount was the result of fewer financial aid refunds being deposited to the OneAccount, partially offset by an increase in the amount of non-financial aid deposits made into OneAccounts.  In addition, our service fee revenue decreased as a result of a change we made to our account fee schedule during the second half of 2013, including the removal of a fee assessed to customers that had not repaid an overdraft balance within an allotted time period. The removal of this fee was partially offset by increases in amounts earned from other fees.

Payment Transaction Revenue
Just over half of the increase in payment transaction revenue was due to revenue associated with the Campus Solutions business, which was acquired in May 2013.  The remaining increase in payment transaction revenue was due to the higher volume of transactions processed through the SmartPay payment module during the six months ended June 30, 2014, which led to increases in payment transaction revenue.  The Campus Solutions business contributed approximately $6.7 million of payment transaction revenue during the six months ended June 30, 2014, an increase of $5.8 million compared to the six months ended June 30, 2013. The increase in payment transaction volume was primarily due to the introduction of Visa as a payment method for SmartPay through the end of the second quarter of 2013, which led to increases in payments processed at higher education institutions that were clients as of June 30, 2013. A portion of the increase in payment transaction revenue was also due to the addition of higher education institution clients that began utilizing the SmartPay payment module after June 30, 2013.

Higher Education Institution Revenue
The increase in higher education institution revenue was primarily due to an increase related to the Campus Labs business and also from revenue associated with the Campus Solutions business.  The revenue associated with the Campus Labs business increased to $6.9 million during the six months ended June 30, 2014, compared to $4.7 million during the same period in the prior year.  The increase in Campus Labs revenue was due to a combination of fair value adjustments to deferred revenue, which reduced revenue during the six months ended June 30, 2013, and year-over-year increases in higher education institution client billings.  We also had an increase in revenue associated with subscription revenue for our payment processing products due to a combination of new client sales, as well as additional sales to existing schools.

Allowance for Customer Restitution
As further described in “Note 6 – Commitments and Contingencies” to our condensed consolidated financial statements and the “Regulatory Matters” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” we recorded a liability of $8.75 million during the quarter ended June 30, 2014, related to the potential requirement to provide restitution to certain OneAccount customers.

Cost of Revenue
During the six months ended June 30, 2014, our gross margin percentage decreased, largely as a result of the allowance for customer restitution described above. Excluding the impact of the allowance for customer restitution, our non-GAAP gross margin percentage would have been 56.5% during the six months ended June 30, 2014, compared to 58.7% in the comparable prior year period. The decrease in our non-GAAP gross margin percentage was primarily due to the inclusion of the Campus Solutions business, which currently has a lower gross margin percentage than our other products and services, for the entire six month period in 2014 and also due to higher costs to support the ongoing Refund Management and OneAccount services.

The increase in our cost of revenue was primarily related to additional costs needed to support the Campus Solutions business and, to a lesser extent, additional transaction processing costs needed to support the growth of our SmartPay payment transaction volume.

General and Administrative Expense
The increase in general and administrative expenses is primarily attributable to the following three factors: (i) our personnel costs increased compared to the six months ended June 30, 2013, a portion of which is due to employees added from the acquisition of the Campus Solutions business, (ii) higher professional fees related to additional compliance and regulatory related activities, and, to a lesser extent, (iii) increases in depreciation and amortization.

Product Development Expense
The decrease in product development expense was due to an increase, in 2014, of internal costs which are capitalized rather than expensed. These costs are related to internal use software development projects that have advanced beyond the preliminary project stage and have met the criteria for capitalization under U.S. GAAP.

Sales and Marketing Expense
The increase in sales and marketing expense was primarily due to an increase associated with the acquisition of the Campus Solutions business, including amortization expense of acquired intangible assets from the Campus Solutions business and personnel costs.

Merger and Acquisition Related
Our merger and acquisition related expenses during the six months ended June 30, 2013 included professional fees associated with the acquisitions of the Campus Labs and Campus Solutions businesses and a fair value adjustment to the contingent consideration component of the purchase price of the Campus Labs acquisition from August 2012 which resulted in a net reduction in operating expenses. During the six months ended June 30, 2013, we recorded an adjustment of $5.2 million as a result of a change in the fair value of the contingent consideration liability. There were no such costs during the six months ended March 31, 2014.

Interest Expense
Our interest expense increased compared to the prior period as a result of an increase in the outstanding balance on our Credit Facility. The average amount outstanding on our Credit Facility was $94.8 million during the six months ended June 30, 2014, compared to an average of $84.9 million during the six months ended June 30, 2013. The average interest rate during the six months ended June 30, 2014 was 2.3%, compared to 2.2% during the six months ended June 30, 2013.

Other Income
Our other income increased during the six months ended June 30, 2014 by $1.6 million as a result of an agreement related to the resolution of certain escrow balances that were part of the acquisition of the Campus Solutions business.

Income Tax Expense
The decrease in income tax expense was primarily due to the decrease in net income before taxes.  The effective tax rates for the six months ended June 30, 2014 and 2013 were 40.1% and 38.2%, respectively.  Our effective rate is expected to be between 39% and 41% for the 2014 fiscal year.  The increase in our expected effective rate from the rate disclosed in our most recent Form 10-Q and the increase in rate compared to the prior year period is primarily the result of the allowance for customer restitution described above, which results in lower pre-tax income and a larger relative impact related to permanent differences between book and tax income.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows from operations and borrowings under our Credit Facility, as defined below.  As of June 30, 2014, we had $18.1 million in cash and cash equivalents, $0.2 million in available-for-sale investments and approximately $28.5 million in borrowing capacity available under our Credit Facility. Our primary liquidity requirements are for working capital, capital expenditures, product development expenses and general corporate needs. As of June 30, 2014, we had a working capital deficit of $5.4 million.

Senior Secured Revolving Credit Facility

In October 2012, we terminated our then existing credit facility and entered into a new five-year senior secured revolving credit facility in an amount of $200.0 million, or the Credit Facility, which has since been amended.  As of June 30, 2014, we had $94.0 million in borrowings outstanding, at a weighted average interest rate of 2.4%, under the Credit Facility.  The Credit Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs.  Loans drawn under the Credit Facility are payable in a single maturity on October 16, 2017.

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

The Credit Facility contains certain affirmative covenants including covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral.  The Credit Facility also contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of our business and engage in transactions with our affiliates.  In addition, the Credit Facility contains certain financial covenants that require us to maintain (1) EBITDA, as defined in the Credit Facility, on a consolidated basis for the prior four fiscal quarters of at least $50 million, (2) a funded debt to EBITDA ratio, or leverage ratio, of 2.50 to 1.00 or less through December 31, 2014 and of 2.00 to 1.00 or less thereafter, and (3) a fixed charge coverage ratio of at least 1.25 to 1.00. We were in compliance with each of the applicable affirmative, negative and financial covenants of the Credit Facility as of June 30, 2014. One of the financial covenants relates to a requirement to have a minimum of $50 million of EBITDA (as defined) over the prior twelve months. As of June 30, 2014, our trailing twelve month EBITDA (as defined) was $52.0 million. The allowance for customer restitution explained in “Note 6 – Commitments and Contingencies” of our condensed consolidated financial statements, reduced our trailing twelve month EBITDA by $8.75 million during the quarter ended June 30, 2014. Our leverage ratio was 1.95 to 1.00 as of June 30, 2014.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013	$ Change
	(unaudited)
	(in thousands)
Net cash provided by (used in):
Operating activities	$8,223	$15,505	$(7,282)
Investing activities	(1,595)	(49,512)	47,917
Financing activities	5,163	27,799	(22,636)
Change in cash and cash equivalents	11,791	(6,208)	17,999
Cash and cash equivalents, end of period	$18,059	$6,823	$11,236

The decrease in net cash provided by operating activities was primarily the result of changes in working capital balances during the six months ended June 30, 2014 compared to the prior year. The change in working capital balances was the result of a use of cash of $14.4 million compared to a use of cash of $1.9 million during the six months ended June 30, 2014and 2013,respectively, or a net change of $12.5 million. The change in cash used by working capital accounts was primarily related to the following activities: (i) a decrease in accrued expenses related to the payment of $15.0 million in connection with the preliminary settlement agreement of certain customer class action lawsuits which were brought against us, offset by the accrual of $8.75 million in connection with our allowance for customer restitution; (ii) unfavorable movement in prepaid expenses and other current assets during the six months ended June 30, 2014 as a result of higher funding requirements for the provision for operational losses, unfavorable timing of tax payments and other prepaid items as compared to the prior year period; offset by (iii) favorable changes in income receivable compared to the prior year period. Offsetting the changes in working capital balances was an increase of $12.6 million in non-cash adjustments to net income and a $7.4 million decrease in net income, when compared to the six months ended June 30, 2013. Non-cash adjustments to net income were a larger source of operating cash flows as a result of an increase in our deferred income tax provision, which coincides with the tax impact of the amount contributed to the settlement fund, an increase in depreciation and amortization and also the inclusion of a non-cash fair value adjustment of contingent consideration in the prior year. The decrease in net income during the six months ended June 30, 2014 was primarily due to the allowance for customer restitution recorded in the current year.

The decrease in net cash used by investing activities relates to our acquisition of the Campus Solutions business during the six months ended June 30, 2013, which totaled $47.3 million.

The cash provided by financing activities was primarily related to amounts drawn on our Credit Facility. During the six months ended June 30, 2014, we borrowed $15.0 million on our Credit Facility and made repayments of $10.0 million, compared to net borrowings on our Credit Facility of $32.0 million during the six months ended June 30, 2013. During the six months ended June 30, 2013, we used approximately $6.0 million to purchase our common stock through our authorized share purchase program, which did not recur in the six months ended June 30, 2014.

We believe that our cash flows from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over the next twelve months. However, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” we may be required to pay material customer restitution and civil money penalties related to certain regulatory proceedings. Please refer to the “Regulatory Matters” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” for the impact that such regulatory matters may have on our liquidity.

Supplemental Financial and Operating Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)
	(in thousands)

Adjusted EBITDA	$7,184	$5,883	$29,860	$27,445
Adjusted net income	$2,485	$2,173	14,705	14,174

Number of students enrolled at Refund Management client higher education institutions at end of period	5,119	4,798	5,119	4,798

Number of OneAccounts at end of period	2,088	2,165	2,088	2,165

We define adjusted EBITDA as net income before interest, income taxes and depreciation and amortization, or EBITDA, further adjusted to remove the effects of stock-based compensation expense, incremental expenses, certain of which are non-cash, directly related to merger and acquisition activities, the receipt of a settlement amount from Sallie Mae, Inc. related to our Campus Solutions acquisition and the allowance for customer restitution recorded during the three months ended June 30, 2014. Neither EBITDA nor adjusted EBITDA should be considered an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and adjusted EBITDA in the same manner as we do.  In addition, adjusted EBITDA may not be identical to the corresponding measure used in our various agreements, in particular our Credit Facility.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to EBITDA and adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)
	(in thousands)

Net income	$(3,771)	$3,559	$5,939	$13,361
Interest income	(34)	(20)	(53)	(39)
Interest expense	792	766	1,615	1,395
Income tax expense	(2,171)	2,261	3,978	8,269
Depreciation and amortization	4,432	3,487	8,887	6,598
EBITDA	(752)	10,053	20,366	29,584
Merger and acquisition related expense	–	(5,011)	–	(4,465)
Stock-based compensation expense	790	841	2,348	2,326
Allowance for customer restitution	8,750	–	8,750	–
Campus Solutions settlement received	(1,604)	–	(1,604)	–
Adjusted EBITDA	$7,184	$5,883	$29,860	$27,445

We define adjusted net income as net income, adjusted to eliminate (a) stock-based compensation expense related to incentive stock option grants and (b) after giving effect to tax adjustments, (1) stock-based compensation expense related to non-qualified stock option and restricted stock grants, (2) incremental expenses, certain of which are non-cash, directly related to merger and acquisition activities, (3) the receipt of a settlement amount from Sallie Mae, Inc. related to our Campus Solutions acquisition, (4) the allowance for customer restitution recorded during the three months ended June 30, 2014, and (5) amortization expenses related to acquired intangible assets and financing costs. Adjusted net income should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our adjusted net income may not be comparable to similarly titled measures of other organizations because other organizations may not calculate adjusted net income in the same manner as we do.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to adjusted net income for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)
	(in thousands)

Net income	$(3,771)	$3,559	$5,939	$13,361

Merger and acquisition related	–	(5,011)	–	(4,465)
Allowance for customer restitution	8,750	–	8,750	–
Campus Solutions settlement received	(1,604)	–	(1,604)	–
Stock-based compensation expense - incentive stock option grants	292	500	717	985
Stock-based compensation expense - non-qualified stock option and restricted stock grants	498	341	1,631	1,341
Amortization of acquired intangible assets	1,931	1,491	4,066	2,621
Amortization of deferred finance costs	122	112	245	223
Total pre-tax adjustments	9,989	(2,567)	13,805	705
Tax rate	38.5%	38.5%	38.5%	38.5%
Less: tax adjustment (a)	3,733	(1,181)	5,039	(108)
Adjusted net income	$2,485	$2,173	$14,705	$14,174

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

We believe the judgments, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:
-	Provision for operational losses	- Stock-based compensation
-	Goodwill and intangible assets	- Income taxes
-	Business combinations	- Revenue
-	Loss contingencies

For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies” within “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our annual report on Form 10-K for the year ended December 31, 2013. As of June 30, 2014, there have been no material changes to any of the Critical Accounting Policies described above other than the addition of loss contingencies to the list of our critical accounting policies.

We are currently involved in various claims and legal proceedings. These include litigation relating to matters in the ordinary course of business, as well as regulatory examinations, information gathering requests, inquiries and investigations. Each quarter, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation, and may revise our estimates. These revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our Credit Facility accrues interest at a rate equal to a base rate or Eurodollar rate plus an applicable margin (depending on our debt to EBITDA ratio). Based upon a sensitivity analysis at July 1, 2014, assuming average outstanding borrowings during the six months ended June 30, 2014 of $94.8 million, a hypothetical 50 basis point increase in interest rates would result in an increase in interest expense of $0.5 million for an annual period.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting during the three months ended June 30, 2014 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2013.

As described in “Note 5 – Credit Facility” and “Note 6 – Commitments and Contingencies” to our condensed consolidated financial statements and the “Regulatory Matters” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”, the Federal Reserve Bank of Chicago notified us and a former bank partner of potential violations of the Federal Trade Commission Act relating to marketing and disclosure practices related to the OneAccount during the period it was offered by such former bank partner.  Please refer to the aforementioned sections for the relevant information concerning this matter.

In addition, see “Note 6 – Commitments and Contingencies” to our condensed consolidated financial statements for other developments related to our legal proceedings.

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

On May 1, 2012, ED published in the Federal Register a notice of intent to establish a negotiated rulemaking committee to draft proposed regulations designed to prevent fraud through the use of electronic fund transfers to students’ bank accounts, ensure proper use of federal financial aid funds, address the use of debit cards and other banking products for disbursing federal financial aid funds, and improve and streamline campus’ financial aid programs. We provided written and oral comments at a hearing held by ED in connection with the negotiated rulemaking process and have provided additional information to ED. On April 16, 2013, ED announced additional topics for consideration, and in early 2014, formed a negotiated rulemaking committee.  Our Chief Operating Officer was selected by ED to serve on the committee as a primary negotiator. The committee convened in February, March, April and May of 2014 to discuss and work toward revising existing regulations to potentially address, among other things, consumer safeguards regarding debit and prepaid cards associated with Title IV credit balance disbursements (including fees associated with such debit and prepaid cards), marketing of financial products (including sending unsolicited cards to students and co-branding of the card and materials) by institutions and their preferred banks or contractors, ATM access and availability, revenue sharing arrangements,  and the potential for a government-sponsored debit or prepaid card solution. The negotiated rulemaking committee concluded their efforts in May 2014 and a consensus was not reached on any proposed regulations.  As a result, ED will draft proposed regulations to publish in the Federal Register.  If the proposed regulations are published by November 1, 2014, the earliest such regulation may take effect is July 1, 2015.  In the event that the revised regulations that are promulgated alter, restrict or prohibit our ability to offer and provide our services to higher education institutions and students in the manner that we currently provide them, our business, financial condition and results of operations could be materially and adversely affected.

FERPA. Our higher education institution clients are subject to FERPA, which provides, with certain exceptions, that an educational institution that receives any federal funding under a program administered by ED may not have a policy or practice of disclosing education records or “personally identifiable information” from education records, other than directory information to third parties without the student’s or parent’s written consent. Our higher education institution clients that use the Refund Managements services disclose to us certain non-directory information concerning their students, including contact information, student identification numbers and the amount of students’ credit balances. Additionally, our higher education institution clients that use Campus Labs products also share personally identifiable information with us. We believe that our higher education institution clients may disclose this information to us without the students’ or their parents’ consent pursuant to one or more exceptions under FERPA. However, if ED asserts that we do not fall into one of these exceptions or if future changes to legislation or regulations required student consent before our higher education institution clients could disclose this information to us, a sizeable number of students may cease using our products and services, which could materially and adversely affect our business, financial condition and results of operations.

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

State Laws. We may also be subject to similar state laws and regulations that restrict higher education institutions from disclosing certain personally identifiable information of students. State attorneys general and other enforcement agencies may monitor our compliance with state and federal laws and regulations pertaining to higher education and banking and conduct investigations of our business that are time consuming and expensive and could result in fines and penalties that have a material adverse effect on our business, financial condition and results of operations.  In July 2014, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts pursuant to the Commonwealth’s Consumer Protection Act. The Massachusetts Attorney General has informed us that its investigation relates to our debt collection practices. We are in the process of providing the information requested by the civil investigative demand, which includes information and records about our company and certain of our business practices, particularly as they relate to Massachusetts residents, institutes of higher education, and students. We cannot predict whether we will become subject to any other action by the Massachusetts Attorney General or any other state agencies.

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

Regulation of OneAccounts

Anti-Money Laundering; USA PATRIOT ACT; Office of Foreign Assets Control. Our Bank Partners are insured depository institutions and funds held at our bank partners are insured by the FDIC up to applicable limits. As insured depository institutions, our bank partners are subject to comprehensive government regulation and supervision and, in the course of making their services available to our customers, we are required to assist our bank partners in complying with certain of their regulatory obligations. In particular, the anti-money laundering provisions of the USA PATRIOT Act require that customer identifying information be obtained and verified whenever a checking account is established. For example, because we facilitate the opening of checking accounts at our bank partners on behalf of our customers, we assist our bank partners in collecting the customer identification information that is necessary to open an account. In addition, both we and our bank partners are subject to the laws and regulations enforced by the Office of Foreign Assets Control, or OFAC, which prohibit U.S. persons from engaging in transactions with certain prohibited persons. Our failure to comply with any of these laws or rights could materially and adversely affect our business, financial condition and results of operations.

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

Electronic Fund Transfer Act; Regulation E. Our bank partners provide depository services for OneAccounts through a private label relationship. We provide processing services for OneAccounts for our bank partners. These services are subject to, among other things, the requirements of the Electronic Fund Transfer Act and the CFPB’s Regulation E, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of ATMs, debit cards and certain other electronic banking services. We may assist our bank partners with fulfilling their compliance obligations pursuant to these requirements. See “Fees for financial services are subject to increasingly intense legislative and regulatory scrutiny, which could have a material adverse effect on our business, financial condition, results of operations and prospects for future growth” in our annual report on Form 10-K for additional discussion. Failure to comply with applicable regulations could materially and adversely affect our business, financial condition and results of operations.

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

Compliance

We monitor our compliance through an internal audit program. Our full-time internal group works with a third-party internal audit firm to conduct annual reviews to ensure compliance with the regulatory requirements described above. The costs of these audits and the costs of complying with the applicable regulatory requirements are significant. Increased regulatory requirements on our products and services, such as in connection with the matters described above, could materially increase our costs or reduce revenue.

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

Please also refer to the “Regulatory Matters” section within, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” for information related to the notification that we received from the Staff of the Board of Governors of the Federal Reserve System which asserted violations of the Federal Trade Commission Act.

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

Our credit agreement also requires us to maintain certain liquidity levels and satisfy certain financial ratios, including a minimum amount of EBITDA ($50.0 million for the trailing twelve months), maximum total leverage ratio (2.5 times through December 31, 2014) and a minimum interest coverage ratio (1.25 times to 1). A failure by us to comply with the covenants contained in our credit agreement could result in an event of default which could adversely affect our ability to respond to changes in our business and manage our operations. Our EBITDA, as defined in our credit agreement, as of June 30, 2014 for the trailing twelve months was $52.0 million, which exceeds the required minimum EBITDA required in our credit agreement by $2.0 million. An event of default would also occur under our credit agreement if we undergo a change of control or if we experience a material adverse change in our operations, condition or prospects. Among other things, a settlement with regulatory authorities in an amount exceeding $10 million could trigger a material adverse change or cause a default under other covenants in our credit agreement. See “Reviews, examinations and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations, and possible changes to those laws and regulations by legislative or regulatory action, may result in changes to our business practices or may expose us to the risk of fines, restitution and litigation” above and “Regulatory Matters” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” section of this report. We have discussed the possibility of the receipt of an administrative order from the Board of Governors with the lenders in our credit agreement. In the event of a default, depending on the amount of loss, we believe that we may be able to obtain relief under certain of our current covenants, however there can be no assurance we would receive such an amendment or waiver. If there is an event of any default under our credit agreement, the amounts then outstanding may be immediately due and payable and may require us to apply all of our available cash to repay these amounts. We may also need to seek alternative forms of financing or other sources of liquidity in order to repay these amounts. There can be no assurances that such alternative forms of financing or other sources of liquidity would be available to us on favorable terms or at all. The acceleration of indebtedness under our credit agreement could have a material adverse effect on our business, financial condition and results of operations.

Our operating results may suffer because of substantial and increasing competition in the industries in which we do business.

The market for our products and services is competitive, continually evolving and, in some cases, subject to rapid technological change. Our disbursement services compete against all forms of payment, including paper-based transactions (principally cash and checks), electronic transactions such as wire transfers and Automated Clearing House, or ACH, payments and other electronic forms of payment, including card-based payment systems. Many competitors, including TouchNet Information Systems, Inc., PNC Financial Services Group, Inc. and Nelnet, Inc., provide payment software, products and services that compete with those we offer. On July 29, 2014, Heartland Payment Systems, Inc. entered into an agreement and plan of merger with TouchNet Information Systems, Inc., which it has been reported, is expected to close in the third quarter of 2014, subject to regulatory approvals and customary closing conditions.  In addition, our OneAccount, which we provide through our Bank Partners, also competes with banks active in the higher education market, including U.S. Bancorp and Wells Fargo & Company and national, regional and local banks. Future competitors may begin to focus on higher education institutions in a manner similar to us.

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

We have entered into contracts with third-party vendors to provide critical services, technology and software in our operations. These outsourcing partners include: Fiserv, which provides back-end account and transaction data processing for OneAccounts; MasterCard, which provides the payment network for our debit MasterCard ATM cards, as well as for certain other transactions; and Comerica and Global Payments, which provide transaction processing and banking services for payment processing related to the SmartPay feature of our ePayment service. In the event that these service providers fail to maintain adequate levels of support, do not provide high quality service, discontinue their lines of business, terminate our contractual arrangements or cease or reduce operations, we may be required to pursue new third-party relationships, which could materially disrupt our operations and our ability to provide our products and services, and could divert management’s time and resources. Replacement technology or services provided by replacement third-party vendors could be more expensive than those we have currently, while the process of transitioning services and data from one provider to another can be complicated and time consuming. If we are unable to complete a transition to a new provider on a timely basis, or at all, we could be forced to temporarily or permanently discontinue certain services, which could disrupt services to our customers and materially and adversely affect our business, financial condition and results of operations. We may be unable to establish comparable new third-party relationships on as favorable terms or at all, which could materially and adversely affect our business, financial condition and results of operations. With respect to the technology and operational support functions that we have in-sourced to date or that we seek to in-source, we may encounter difficulty or delays in developing and supporting an appropriate infrastructure to be able to perform these functions ourselves. For example, we have recently brought the web and application hosting services, which were previously provided by Verizon Terremark, into our internally managed data center.  We may also not realize the full value of our investments in these projects.

We depend on our founders and other key members of executive management and the loss of their services could have a material adverse effect on our business.

We have historically depended on the efforts, skill and reputations of our founders and senior executive team, including Marc Sheinbaum (President and Chief Executive Officer), Mark Volchek (Founder and Director), Miles Lasater (Founder and Director), Casey McGuane (Chief Operating Officer), Robert Reach (Chief Sales Officer and Executive General Manager) and Christopher Wolf (Chief Financial Officer). We do not currently maintain key person life insurance policies with respect to our executive officers. None of our executive officers have entered into employment agreements with us that would prevent them from terminating their involvement with us at any time and/or pursuing other opportunities. In December 2013, Messrs Volchek and Lasater announced that they would be transitioning out of their roles as CEO and President, respectively, with Mr. Lasater reducing his hours to part-time and Mr. Volchek continuing as President and CEO until a new CEO was hired and a transition was completed. In April 2014, Mr. Sheinbuam replaced Mr. Volchek as our President and Chief Operating Officer with Mr. Volchek reducing his hours to part-time.  The retirement of Messers Volchek and Lasater or the loss of any of our executive officers or other members of management could have a material adverse effect on our ability to manage our company, growth prospects, business, financial condition and results of operations.

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

Date: August 8, 2014

Higher One Holdings, Inc.
/s/ Marc Sheinbaum
Marc Sheinbaum
Chief Executive Officer (Duly authorized officer and principal executive officer)

/s/ Christopher Wolf
Christopher Wolf
Chief Financial Officer (Duly authorized officer and principal financial officer)