Form 10-Q
period 2014-09-30
Higher One Holdings, Inc.
filed 2014-11-10
CIK 1486800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014.
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

As of November 6, 2014, there were 47,636,813 shares of common stock, par value $0.001 per share, outstanding.

HIGHER ONE HOLDINGS, INC.
INDEX TO REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

As used herein, the terms "we," "us," "our," "the Company," or "Higher One," unless the context otherwise requires, mean Higher One Holdings, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Higher One Holdings, Inc.
Condensed Consolidated Balance Sheets
 (In thousands of dollars, except share and per share amounts)
(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$32,445	$6,268
Investments in marketable securities	249	247
Accounts receivable, net	11,982	8,747
Income receivable	11,767	6,680
Deferred tax assets	3,513	5,895
Prepaid expenses and other current assets	6,308	7,725
Restricted cash	250	250
Total current assets	66,514	35,812
Deferred costs	4,631	4,373
Fixed assets, net	48,178	49,888
Intangible assets, net	57,529	59,834
Goodwill	67,403	67,403
Loan receivable related to New Markets Tax Credit financing	7,633	7,633
Other assets	1,002	4,940
Restricted cash	2,475	2,500
Total assets	$255,365	$232,383

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,151	$3,787
Accrued expenses	28,891	30,322
Deferred revenue	29,521	22,392
Total current liabilities	60,563	56,501
Deferred revenue and other non-current liabilities	3,442	2,342
Loan payable and deferred contribution related to New Markets Tax Credit financing	8,948	9,181
Debt	94,000	89,000
Deferred tax liabilities	821	2,393
Total liabilities	167,774	159,417
Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 59,549,839 shares issued and 47,636,813 shares outstanding at September 30, 2014; 59,028,810 shares issued and 47,115,784 shares outstanding at December 31, 2013	60	60
Additional paid-in capital	185,109	181,339
Treasury stock, 11,913,026 shares at September 30, 2014 and December 31, 2013	(137,899)	(137,899)
Retained earnings	40,321	29,466
Total stockholders' equity	87,591	72,966
Total liabilities and stockholders' equity	$255,365	$232,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands of dollars, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Account revenue	$31,468	$33,234	$99,475	$102,541
Payment transaction revenue	18,197	14,615	42,652	27,402
Higher education institution revenue	9,929	9,008	28,958	23,874
Other revenue	181	255	723	698
Gross revenue	59,775	57,112	171,808	154,515
Less: allowance for customer restitution (Notes 5 and 6)	-	-	(8,750)	-
Revenue	59,775	57,112	163,058	154,515
Cost of revenue	28,182	24,999	76,878	65,193
Gross margin	31,593	32,113	86,180	89,322
Operating expenses:
General and administrative	16,617	16,404	48,343	43,069
Product development	1,555	2,822	5,517	7,161
Sales and marketing	4,577	4,884	13,756	12,723
Litigation settlement and related costs (Note 6)	-	16,320	-	16,320
Merger and acquisition related	-	(326)	-	(4,791)
Total operating expenses	22,749	40,104	67,616	74,482
Income (loss) from operations	8,844	(7,991)	18,564	14,840
Interest income	20	19	73	58
Interest expense	(828)	(857)	(2,443)	(2,252)
Other (loss) income	(198)	406	1,561	561
Net income (loss) before income taxes	7,838	(8,423)	17,755	13,207
Income tax expense (benefit)	2,922	(2,929)	6,900	5,340
Net income (loss)	$4,916	$(5,494)	$10,855	$7,867

Net income (loss) available to common stockholders:
Basic	$4,916	$(5,494)	$10,855	$7,867
Diluted	$4,916	$(5,494)	$10,855	$7,867

Weighted average shares outstanding:
Basic	47,258,495	46,907,493	47,180,830	46,630,343
Diluted	47,710,262	46,907,493	48,104,873	48,360,447

Net income (loss) available to common stockholders per common share:
Basic	$0.10	$(0.12)	$0.23	$0.17
Diluted	$0.10	$(0.12)	$0.23	$0.16

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity
 (In thousands of dollars, except share amounts)
(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2013	47,115,784	$60	$181,339	$(137,899)	$29,466	$72,966
Stock-based compensation	–	–	3,539	–	–	3,539
Issuance of restricted stock, net	355,853	–	–	–	–	–
Tax benefit related to options	–	–	47	–	–	47
Exercise of stock options	165,176	–	184	–	–	184
Net income	–	–	–	–	10,855	10,855
Balance at September 30, 2014	47,636,813	$60	$185,109	$(137,899)	$40,321	$87,591

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
 (In thousands of dollars)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$10,855	$7,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,124	10,587
Amortization of deferred finance costs	368	332
Non-cash fair value adjustment of contingent consideration	–	(5,750)
Stock-based compensation	3,426	3,261
Deferred income taxes	810	880
Income tax benefit related to exercise of stock options	(47)	(796)
Other income	42	(232)
Loss on disposal of fixed assets	90	8
Changes in operating assets and liabilities:
Accounts receivable	(3,235)	(4,474)
Income receivable	(5,087)	160
Deferred costs	(2,103)	(920)
Prepaid expenses and other current assets	(2,051)	51
Other assets	(91)	(337)
Accounts payable	(1,636)	(634)
Accrued expenses	(1,713)	20,363
Deferred revenue	7,151	5,819
Net cash provided by operating activities	20,903	36,185
Cash flows from investing activities
Purchases of fixed assets, net of changes in payables of ($200) and ($153), respectively	(2,858)	(4,563)
Cash paid for acquired business	–	(47,250)
Additions to internal use software	(4,173)	(2,237)
Amounts received from restricted cash	25	2,000
Deposits to restricted cash	–	(1,250)
Proceeds from disposition of equity method investment	3,581	–
Proceeds from development related subsidies	3,468	–
Net cash used in investing activities	43	(53,300)
Cash flows from financing activities
Proceeds from line of credit	15,000	52,000
Repayments of line of credit	(10,000)	(32,000)
Excess tax benefit related to stock options	47	796
Proceeds from exercise of stock options	184	1,114
Purchases of common stock	–	(5,996)
Net cash provided by financing activities	5,231	15,914
Net change in cash and cash equivalents	26,177	(1,201)
Cash and cash equivalents at beginning of period	6,268	13,031
Cash and cash equivalents at end of period	$32,445	$11,830

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

As further explained in "Note 5 – Credit Facility" and the Regulatory Examinations and Other Matters section within "Note 6 – Commitments and Contingencies," we recorded a reduction of our revenue of $8.75 million during the nine months ended September 30, 2014 as a result of an ongoing regulatory examination.  Please refer to "Note 5 – Credit Facility" and the Regulatory Examinations and Other Matters section within "Note 6 – Commitments and Contingencies" for additional information regarding this examination, the possibility of additional losses related to this matter and related impact on our liquidity and credit facility.

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

The unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2013, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of our interim period results reported herein.  The December 31, 2013 condensed consolidated balance sheet data included in this Form 10-Q was derived from our audited financial statements but does not include all disclosures required by GAAP. As described in "Note 7 - Business Combinations," we have revised the comparative balance sheet as of December 31, 2013 to include the effect of a measurement period adjustment.  Due to seasonal fluctuations and other factors, the results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The effect of stock options and warrants to purchase our common stock totaling 6,223,862 and 6,734,803 were not included in the computation of diluted net income (loss) per common share for the three months ended September 30, 2014 and 2013, respectively, as their effect would be anti-dilutive. The effect of stock options and warrants to purchase our common stock totaling 4,214,539 and 4,293,387 were not included in the computation of diluted net income per common share for the nine months ended September 30, 2014 and 2013, respectively, as their effect would be anti-dilutive. Anti-dilutive securities are securities that upon conversion or exercise increase earnings per share (or reduce the loss per share).  In periods when we recognize a net loss, including the three months ended September 30, 2013, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect.

Comprehensive Income

There are no comprehensive income items other than net income. There are no recorded unrealized gains or losses on the investments in marketable securities as of the balance sheet dates. Comprehensive income equals net income for all periods presented.

Other Arrangements

We accept payments on behalf of educational institutions and subsequently remit these payments to the education institutions. The amounts received are maintained in segregated accounts for the benefit of either the institution or the payer. There were approximately $294.5 million and $199.1 million of such funds as of September 30, 2014 and December 31, 2013, respectively. These deposits are not our funds and therefore are not included in the accompanying condensed consolidated balance sheets.

Recent Accounting Pronouncements

There were no accounting standards adopted during 2013 or during the nine months ended September 30, 2014 which had a material impact on our consolidated financial position, results of operations or liquidity.

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

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3.	Investments in Marketable Securities and Fair Value Measurements

The following table reflects the assets carried at fair value measured on a recurring basis (in thousands).  There were no liabilities carried at fair value measured on a recurring basis at either September 30, 2014 or December 31, 2013:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Fair values at September 30, 2014
Assets:
Certificate of deposit	$249	$–	$249	$–

Fair values at December 31, 2013
Assets:
Certificate of deposit	$247	$–	$247	$–

We had no unrealized gains or losses from investments as of September 30, 2014 or December 31, 2013 and there is no difference between the amortized cost and fair value of the securities we held. The carrying amounts of our cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term nature of these instruments. The carrying amount of our debt outstanding under our Credit Facility (defined below) approximates fair value. Our loan receivable related to New Markets Tax Credit financing is a debt instrument that we classify as held to maturity and is recorded at amortized cost.  The carrying value of both our loan receivable and loan payable related to New Markets Tax Credit financing approximates fair value as of September 30, 2014.  Our loan payable and loan receivable related to New Markets Tax Credit financing was estimated using discounted cash flow analysis based on rates for similar types of arrangements and are considered Level 3 measurements.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.	Real Estate Development Project

At the end of 2011, we completed a real estate development project and moved our headquarters into two commercial buildings located in New Haven, Connecticut.  During the nine months ended September 30, 2014, we received a payment of $3.5 million associated with state historic tax credits which were generated by the project.  This amount was recorded within prepaid expenses and other current assets, along with an offsetting reduction to our fixed assets, in our condensed consolidated balance sheet as of December 31, 2013.

We provided separate guarantees to each of two departments of the state of Connecticut. One guaranty relates to our obligation to repay a grant if we fail to meet certain criteria, including a specified minimum average employment level in Connecticut for the years 2015 – 2018. The other guaranty relates to our obligation to repay sales and use tax exemptions if we fail to meet certain criteria, including a minimum employment threshold.  The maximum potential amount of repayments for these guarantees is approximately $7.0 million.  During the three months ended September 30, 2014, we recorded a liability, and corresponding increase in our fixed asset balance, totaling $1.3 million, which represents our best estimate of expected repayments resulting from these guarantees.  The liability of $1.3 million is recorded within deferred revenue and other non-current liabilities ($1.1 million), as it would not be due until 2019, and accrued expenses ($0.2 million) in our condensed consolidated balance sheet as of September 30, 2014.

We also provided a guaranty related to tax credits that are expected to be generated by an investment made by an unrelated entity into the real estate development project. In the event that we cause a recapture or disallowance of the tax credits expected to be generated under this program, we will be required to repay the disallowed or recaptured tax credits plus an amount sufficient to pay the taxes on such repayment, to the counterparty of the guaranty agreement. This guaranty will remain in place through 2018. The maximum potential amount of future payments of this guaranty is approximately $6.0 million. We currently believe that the requirement to make a payment under this guaranty is remote and we have thus not recorded any liability on our condensed consolidated balance sheet in connection with this guaranty.

In connection with the real estate project described above, we made an investment in FC Winchester Lofts Master Tenant, LLC, or the Master Tenant, which will maintain and operate a residential development project which is adjacent to our corporate headquarters. During the three months ended September 30, 2014, we sold our interest in the Master Tenant and recorded a loss on the transaction of $0.3 million, which is reflected in other income (loss) on our accompanying statement of operations.  As a result of the sale of our interest, we do not have any future obligations to the Master Tenant and we are no longer entitled to receive the pass-through of federal historic tax credits or any other cash flows generated by the project.  When we contributed capital to the project, the power to direct the economically significant activities of the project was held by the other member of the Master Tenant, as such we were not the primary beneficiary of the Master Tenant.  Accordingly, our investment in the Master Tenant was accounted for as an equity method investment. The equity investment totaled $3.9 million during the year ended December 31, 2013 and is included within other assets on the accompanying balance sheet as of December 31, 2013.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5.	Credit Facility

On October 16, 2012, HOI entered into a five-year, $200.0 million, senior secured revolving credit facility, or the Credit Facility. As of September 30, 2014, there were $94.0 million in borrowings outstanding, at a weighted average interest rate of 2.4%, under the Credit Facility. The Credit Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs.  Loans drawn under the Credit Facility are payable in a single maturity on October 16, 2017. We are in compliance with all of the applicable affirmative, negative and financial covenants of the Credit Facility. One of the financial covenants in the Credit Facility relates to a requirement to have a minimum of $50.0 million of EBITDA (as defined in the Credit Facility) over the prior twelve months.  In addition, a settlement with regulatory authorities in an amount exceeding $10.0 million could cause a default under other covenants in our Credit Facility. As of September 30, 2014, our trailing twelve month EBITDA (as defined in the Credit Facility) was $53.7 million.

The allowance for customer restitution reduced our revenue and trailing twelve month EBITDA by $8.75 million during the nine months ended September 30, 2014.  If there is any event of any default under our credit agreement, all amounts then outstanding may be immediately due and payable and may require us to apply all of our available cash to repay these amounts. We may also need to seek alternative forms of financing or other sources of liquidity in order to repay these amounts. There can be no assurances that such alternative forms of financing or other sources of liquidity would be available to us on favorable terms or at all. The acceleration of indebtedness under our credit agreement could have a material adverse effect on our business, financial condition and results of operations. Please refer to the Regulatory Examinations and Other Matters section within "Note 6 – Commitments and Contingencies" for additional information about the regulatory matters and their impact on the covenants associated with our Credit Facility.

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

During the nine months ended September 30, 2014, we recorded a liability of $8.75 million related to this matter, which is shown as an allowance for customer restitution on our consolidated statement of operations.  While we believe that it is probable that we will have a loss related to this regulatory matter, in view of the inherent difficulty of predicting the outcomes of regulatory matters, we cannot predict the eventual outcome of this pending matter, the timing of the ultimate resolution of this matter or an exact amount of loss associated with this matter.  The liability, which was recorded at June 30, 2014, and continues to be recorded at September 30, 2014, reflects the minimum amount we expect to pay related to this matter, although, there is a reasonable possibility that the liability will increase in future periods. Although the ultimate amount of restitution or civil money penalties is subject to many uncertainties and therefore impossible to predict, it is possible the amounts could reach levels that would cause an event of default under our Credit Facility. As described in "Note 5 – Credit Facility", our EBITDA, as defined in the Credit Facility, as of September 30, 2014 for the trailing twelve months was $53.7 million, which exceeds the required minimum EBITDA required in our credit agreement by $3.7 million.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In July 2014, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts pursuant to the Commonwealth's Consumer Protection Act. The Massachusetts Attorney General has informed us that its investigation relates to our debt collection practices. We have provided information requested by the civil investigative demand, which included information and records about us and certain of our business practices, particularly as they relate to Massachusetts residents, institutes of higher education and students. We cannot predict whether we will become subject to any other action by the Massachusetts Attorney General or any other state agencies.

Consumer Class Action

HOI and HOH are defendants in a series of putative class action lawsuits filed in 2012: Ashley Parker, et al. v. Higher One Holdings, Inc. et al., filed on July 3, 2012 in the United States District Court for the Northern District of Mississippi, Eastern Division; Jeanette Price et al. v. Higher One Holdings, Inc. et al., filed on July 27, 2012 in the United States District Court for the District of Connecticut; John Brandon Kent et al. v. Higher One Holdings, Inc. et al., filed on August 17, 2012 in the United States District Court for the Middle District of Alabama, Northern Division; Jonathan Lanham et al. v. Higher One Holdings, Inc. et al., filed on October 2, 2012 in the United States District Court for the Western District of Kentucky, Louisville Division; Aisha DeClue et al. v. Higher One, Inc., et al., filed on November 5, 2012 in the St. Louis County Circuit Court of Missouri; and Jill Massey et al. v. Higher One Holdings, Inc. et al., filed on November 6, 2012 in the United States District Court for the Southern District of Illinois, East Saint Louis Division. The Judicial Panel on Multidistrict Litigation transferred all of these cases to the District of Connecticut for coordinated or consolidated pretrial proceedings. The proceedings are referred to as the "In re Higher One OneAccount Marketing and Sales Practices Litigation" or the "MDL." Plaintiffs have filed a consolidated amended complaint in the MDL that generally alleges, among other things, violations of state consumer protection statutes (predicated, in part, on alleged violations of ED rules and violations of the federal Electronic Funds Transfer Act) and various common law claims. On April 22, 2013, we filed a motion to dismiss the case, which the court denied as moot on March 11, 2014 in light of the parties' settlement, discussed below.

In October 2013, we reached an agreement in principle on the key terms of a settlement that would resolve all of the above class action litigation that was filed against us in 2012. In February 2014, we executed a settlement agreement, the terms of which included a payment of $15.0 million to a settlement fund, an agreement to pay the cost of notice to the class, and an agreement to make and/or maintain certain practice changes. We made the payment of $15.0 million to the settlement fund in February 2014. On February 14, 2014, plaintiffs asked the court to preliminarily approve the settlement. On June 2, 2014, the court issued an order preliminarily approving the settlement, directing that notice of the settlement be sent to the class, setting relevant filing deadlines, and scheduling a final fairness hearing for November 24, 2014. On October 6, 2014, plaintiffs asked the court for final approval of the settlement. The court must approve the settlement before it becomes final and binding. There is no assurance that the court will approve the settlement. During the year ended December 31, 2013, we recorded an accrual for an estimated charge of $16.3 million to reflect our current estimate of the resolution, inclusive of additional legal and other administrative costs, based on the agreement in principle. While this estimate is consistent with our view of the current exposure based on the signed settlement agreement, the actual loss could vary materially from the current estimate if the settlement is not finalized and approved.

Securities Class Action

On May 27, 2014, a putative class action captioned Brian Perez v. Higher One Holdings, Inc., No. 3:14-cv-755-AWT, was filed by HOH shareholder Brian Perez in the United States District Court for the District of Connecticut. HOH and certain employees have been named as defendants. Mr. Perez generally alleges that HOH and the other named defendants made certain misrepresentations in public filings in violation of the federal securities laws and seeks an unspecified amount of damages. Mr. Perez seeks to represent a class of any person who purchased HOH securities between August 7, 2012 and May 12, 2014. On July 28, 2014, Mr. Perez filed a motion to be appointed lead plaintiff. No other motions to appoint lead plaintiff were filed. Mr. Perez's motion remains pending. Each Defendant's deadline to respond to the complaint currently is December 5, 2014. HOH intends to vigorously defend itself against these allegations. HOH is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

During the three months ended March 31, 2014, we recorded a measurement period adjustment which resulted in a change in the fair values attributed to the contingently returnable escrow receivable, intangible assets and goodwill. We revised the comparative balance sheet as of December 31, 2013 to include the effect of the measurement period adjustment as if the accounting had been completed on the acquisition date. The fair value of the contingently returnable escrow receivable was reduced by $3.2 million and the fair values of intangible assets and goodwill were increased by $2.3 million and $0.9 million, respectively. The fair value of the contingently returnable escrow receivable decreased as a result of additional client contracts which were assigned to us, compared to our earlier assessments.  The remaining disclosures related to the acquisition of Campus Solutions have been updated to reflect this measurement period adjustment.  There were no changes to goodwill during the nine months ended September 30, 2014, other than the change related to the measurement period adjustment described above.

During the three months ended June 30, 2014, we received $1.6 million from the amounts that were deposited into escrow. The determination of the amount that we would receive did not occur until after the measurement period related to the Campus Solutions acquisition ended and was based on facts and circumstances negotiated during the three months ended June 30, 2014. As a result, we recorded the receipt of $1.6 million as other income in the accompanying condensed consolidated statement of operations. As of June 30, 2014, all amounts had been released from escrow.

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

The acquired intangible assets will be amortized each year based on a straight-line method over the estimated useful life of each asset.  The amount to be amortized is presented in thousands.

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

The Campus Solutions business does not constitute a separate operating segment. Our strategy is to integrate the Campus Solutions business into our existing business, which we are in the process of completing. We have also concluded that our operating segment is a single reporting unit. Our single operating segment does not have any components that constitute a separate business for which discrete information will be available. We plan to operate the combined enterprise as one integrated business. Accordingly, the goodwill arising from the acquisition was assigned to our single operating segment and single reporting unit.

We reported revenues totaling approximately $13.1 million from the Campus Solutions acquisition during the nine months ended September 30, 2014.

The pro forma financial information for the three and nine months ended September 30, 2013 is provided for illustrative purposes only and assumes that the acquisition of the Campus Solutions business occurred on January 1, 2013. This pro forma financial information (in thousands, except per share data) should not be relied upon as being indicative of the historical results that would have been obtained if the acquisitions had actually occurred on that date, nor of the results that may be obtained in the future. The pro forma financial information for the periods presented also includes amortization expense from acquired intangible assets, adjustments to interest expense, interest income and related tax effects.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
in thousands (other than per share information)	2013	2013
Revenues	$57,112	$163,305
Net income	$(5,494)	$4,773
Basic earnings per share	$(0.12)	$0.10
Basic weighted average number of common shares outstanding	46,907	46,630
Diluted earnings per share	$(0.12)	$0.10
Diluted weighted average number of common and common equivalent shares outstanding	46,907	48,360

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview
General

Based on market share and the number of campuses using our products and services, we believe we are a leading provider of technology-based refund disbursement, payment processing and data analytics services to higher education institutions and their students. We believe that none of our competitors match our ability to provide solutions for higher education institutions' financial services needs, including compliance monitoring. Consequently, we provide the most comprehensive suite of disbursement and payment solutions specifically designed for higher education institutions and their students. We also provide campus communities with convenient, cost-competitive and student-oriented banking services, which include extensive user-friendly features.

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

As of September 30, 2014, more than 800 campuses serving approximately 5.0 million students purchased our Refund Management service.  The number of students as of September 30, 2014 reflects a decrease of 112,000 students as a result of changing from the fall 2012 enrollment figures to the fall 2013 enrollment figures, which were released on a provisional basis through the Integrated Postsecondary Education Data System, or IPEDS, this quarter.  We report the number of students enrolled at institutions that have purchased our Refund Management service using the most up-to-date fall enrollment IPEDS data that is available.  In total, there are more than 1,900 campuses servicing nearly 13 million students contracted to use at least one of our services.  As of September 30, 2014, we also serviced approximately 2.2 million OneAccounts.

Our revenue fluctuates as a result of seasonal factors related to the academic year. A large portion of our revenue is either directly or indirectly dependent on academic financial aid received by students and in turn the number of students enrolled at our higher education institution clients. Higher education institutions typically disburse financial aid refunds to students at the start of each academic term. Distribution of financial aid disbursements through our Refund Management service (1) indirectly generates revenue through deposits of financial aid into OneAccounts, which generates account revenue, and (2) directly generates revenue through our higher education institution clients' use of the Refund Management service, which generates higher education institution revenue.

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

Department of Education

In early 2014, the Department of Education, or ED, formed a negotiated rulemaking committee. Our Chief Operating Officer was selected by ED to serve on the committee as a primary negotiator. The committee convened in February, March, April and May of 2014 to discuss and work toward revising existing regulations to potentially address, among other things, consumer safeguards regarding debit and prepaid cards associated with Title IV Cash Management (including fees associated with such debit and prepaid cards), marketing of financial products (including sending unsolicited cards to students and co-branding of the card and materials) by institutions and their preferred banks or contractors, ATM access and availability, revenue sharing arrangements, and the potential for a government-sponsored debit or prepaid card solution. The negotiated rulemaking committee concluded its efforts in May 2014 and a consensus was not reached on any proposed regulations. Since that time, there have been no proposed regulations related to Title IV Cash Management published in the Federal Register; therefore, we believe, should ED issue a Notice of Proposed Rulemaking on Title IV Cash Management regulations, complete the public comment process and publish a final rule in the Federal Register by November 1, 2015, these new Title IV Cash Management related regulations would likely not go into effect until July 1, 2016.

Regulatory Matters

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

During the nine months ended September 30, 2014, we recorded a liability of $8.75 million related to this matter, which is shown as a reduction of revenue on our consolidated statement of operations. While we believe that it is probable that we will have a loss related to this regulatory matter, in view of the inherent difficulty of predicting the outcomes of regulatory matters, we cannot predict the eventual outcome of this pending matter, the timing of the ultimate resolution of this matter or an exact amount of loss associated with this matter. The liability, which was recorded at June 30, 2014, and continues to be recorded at September 30, 2014, reflects the minimum amount we expect to pay related to this matter, although, there is a reasonable possibility that the liability will increase in future periods. Although the ultimate amount of restitution or civil money penalties is subject to many uncertainties and therefore impossible to predict, it is possible the amounts could reach levels that would cause an event of default under our Credit Facility. As disclosed in "Note 5 – Credit Facility" of our condensed consolidated financial statements, our EBITDA, as defined in the Credit Facility, as of September 30, 2014 for the trailing twelve months was $53.7 million, which exceeds the required minimum EBITDA required in our credit agreement by $3.7 million. In addition, a settlement with regulatory authorities in an amount exceeding $10 million could trigger a material adverse change or cause a default under other covenants in our Credit Facility.

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

It is possible the charge related to the regulatory proceedings described above could be of such a magnitude that it would cause an event of default under our Credit Facility. In the event of a default, depending on the amount of loss, we believe that we may be able to obtain relief under certain of our current covenants; however there can be no assurance we would receive such an amendment or waiver. If there is any event of default under our Credit Facility, all amounts then outstanding may be immediately due and payable. In such an event, we would need to seek alternative forms of financing or other sources of liquidity in order to repay the amounts outstanding under our Credit Facility, but there can be no assurances that such alternative forms of financing or other sources of liquidity would be available to us on favorable terms or at all.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Three Months Ended September 30,
	(unaudited)
	2014	2013	$ Change	% Change	2014 % of Gross Revenue	2013 % of Gross Revenue
	(in thousands)
Revenue:
Account revenue	$31,468	$33,234	$(1,766)	(5.3%)	52.7%	58.2%
Payment transaction revenue	18,197	14,615	3,582	24.5%	30.4%	25.6%
Higher education institution revenue	9,929	9,008	921	10.2%	16.6%	15.8%
Other revenue	181	255	(74)	(29.0%)	0.3%	0.4%
Gross revenue	59,775	57,112	2,663	4.7%	100.0%	100.0%
Cost of revenue	28,182	24,999	3,183	12.7%	47.1%	43.8%
Gross profit	31,593	32,113	(520)	(1.6%)	52.9%	56.2%
Operating expenses:
General and administrative	16,617	16,404	213	1.3%	27.8%	28.7%
Product development	1,555	2,822	(1,267)	(44.9%)	2.6%	4.9%
Sales and marketing	4,577	4,884	(307)	(6.3%)	7.7%	8.6%
Litigation settlement and related costs	–	16,320	(16,320)	(100.0%)	0.0%	28.6%
Merger and acquisition related	–	(326)	326	(100.0%)	0.0%	(0.6%)
Total operating expenses	22,749	40,104	(17,355)	(43.3%)	38.1%	70.2%
Income (loss) from operations	8,844	(7,991)	16,835	(210.7%)	14.8%	(14.0%)
Interest income	20	19	1	5.3%	0.0%	0.0%
Interest expense	(828)	(857)	29	(3.4%)	(1.4%)	(1.5%)
Other income (loss)	(198)	406	(604)	(148.8%)	(0.3%)	0.7%
Net income (loss) before income taxes	7,838	(8,423)	16,261	(193.1%)	13.1%	(14.7%)
Income tax expense (benefit)	2,922	(2,929)	5,851	(199.8%)	4.9%	(5.1%)
Net income (loss)	$4,916	$(5,494)	$10,410	(189.5%)	8.2%	(9.6%)

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenue
Account Revenue
The decrease in account revenue during the three months ended September 30, 2014, was primarily due to a decrease in amounts spent by OneAccounts, which had the effect of reducing both interchange revenue and service fee revenue when compared to the same period in the prior year. There was an approximate 4% decrease in the total dollars deposited into OneAccounts compared to the same period in the prior year, which led to an approximate 2% decrease in amounts spent from OneAccounts. The amounts deposited and spent from OneAccounts typically move by similar amounts though may vary by several percentage points from one reporting period to the next depending on specific deposit and spending behavior. We believe that the decrease in dollars deposited into OneAccounts was due primarily to a decrease in the rate at which students selected to receive their financial aid refund to a OneAccount, as opposed to other refund disbursement options. In addition, while there was an increase in financial aid disbursements for institutions that became clients after September 30, 2013, the increase associated with these new institutions was offset by decreases in financial aid distributed both for those institutions that were clients last year and this year and also those institutions that are no longer using our refund management service. We experienced an approximate 16% increase in amounts deposited to OneAccounts from non-refund sources, including payroll direct deposit, Reload @ the Register® and "Cash In" with MoneyPak® deposit options and EasyDepositSM mobile check deposits. Deposits from non-financial aid refund sources constituted approximately 12% of all deposits made to OneAccounts during the three months ended September 30, 2014, an increase from 10% during the comparable prior year period.

In addition to overall volume decreases noted above, service fees earned on OneAccounts during the three months ended September 30, 2014 decreased relative to the comparable prior year period. During the three months ended September 30, 2014, we provided our customers with a limited number of fee-free foreign ATM withdrawals and in-person teller withdrawals, which resulted in a reduction of service fee revenue of approximately $0.5 million. Our service fee revenue decreased as a result of a change we made to our account fee schedule during the third quarter of 2013, including the removal of a fee assessed to customers that had not repaid an overdraft balance within an allotted time period, and also the elimination of several student banking options that were offered by Campus Solutions.

Payment Transaction Revenue
The majority of the increase in payment transaction revenue was due to higher volume of transactions processed through the SmartPay payment module during the three months ended September 30, 2014, which led to increases in payment transaction revenue. In total, payment transaction revenue associated with our CASHNet suite of payment solutions, including SmartPay, increased to $14.2 million during the three months ended September 30, 2014, from $11.3 million during the comparable prior year period. The increase in payment transaction volume was primarily due to the addition of higher education institution clients that began utilizing the SmartPay payment module after September 30, 2013, which generated approximately $2.5 million of the total increase in payment transaction revenue.

The Campus Solutions business contributed approximately $4.0 million of payment transaction revenue during the three months ended September 30, 2014, an increase of $0.6 million compared to the comparable prior year period. The increase in revenue from the Campus Solutions business is primarily related to a delay in the assignment of certain contracts to us after our acquisition of Campus Solutions. Certain contracts were not assigned to us until the second quarter of 2014, and therefore revenue was not recorded on these contracts during the prior year period.

Higher Education Institution Revenue
The increase in higher education institution revenue was primarily due to increases related to our Campus Labs business and CASHNet suite of payment products. The revenue associated with Campus Labs increased to $3.7 million during the three months ended September 30, 2014, compared to $3.1 million during the comparable prior year period.  The increase in Campus Labs revenue was due primarily to sales to new higher education institution clients over the past twelve months.

The revenue associated with our CASHNet suite of payment solutions increased to $4.2 million during the three months ended September 30, 2014, from $3.7 million in the comparable prior year period.  The increase in CASHNet revenue was primarily related to sales of the CASHNet suite to new clients.

The revenue associated with Campus Solutions decreased to $0.4 million during the three months ended September 30, 2014, from $0.7 million in the comparable prior year period. The decrease in Campus Solutions revenue is primarily due to our no longer providing refund management disbursement services to those clients of the Campus Solutions business which did not sign contracts to use Higher One's refund disbursement platform. The Campus Solutions refund disbursement platform was no longer offered to those former clients. The revenue associated with our Refund Management services, increased to $1.6 million during the three months ended September 30, 2014, from $1.4 million in the comparable prior year period.

Cost of Revenue
During the three months ended September 30, 2014, our gross margin percentage decreased to 52.9%, largely as a result of a decrease in margin associated with the OneAccount and Refund Management services.

While revenue associated with OneAccounts decreased as described above, our cost of revenue to support OneAccounts and Refund Management increased to $16.1 million during the three months ended September 30, 2014, from $14.6 million in the comparable prior year period. A decrease in service fee revenue generated from the OneAccounts does not typically result in significant decreases in our costs of revenue which reduces our gross margin percentage.  The increase in our cost of revenue is primarily due to higher fraud-related costs related to support OneAccount services. We incurred costs totaling approximately $1.2 million during the three months ended September 30, 2013 associated with the student banking options that were offered by Campus Solutions in the prior year. As these banking options were discontinued as of June 30, 2014, such costs did not occur during the three months ended September 30, 2014, resulting in a year over year expense decrease of $1.2 million.

Our cost of revenue to support the CASHNet suite of payment products and Campus Solutions payment platforms increased to approximately $11.7 million during the three months ended September 30, 2014, from $8.7 million in the comparable prior year period.  The increase in costs was primarily related to the growth of SmartPay transaction volume and costs associated with the Campus Solutions contracts that were assigned to us, both of which are described above in "Revenue – Payment Transaction Revenue". Approximately $0.5 million of the cost of revenue during the three months ended September 30, 2014, and $0.1 million of the increase in cost of revenue compared to the prior year, are due to acquisition-related amortization of intangible assets.

Our cost of revenue to support the Campus Labs business was $0.4 million in each of the three months ended September 30, 2014 and 2013.  The majority of the Campus Labs costs are due to acquisition-related amortization of intangible assets.

General and Administrative Expense
General and administrative expenses increased by less than one percent from the prior year.  The prior year period included approximately $1.0 million of non-recurring bank partner transition costs. The impact of that non-recurring expense in the prior year was offset by increases in other expenses, primarily depreciation, amortization and stock-based compensation.

Product Development Expense
The decrease in product development expense was due to a combination of several factors. First, we experienced a decrease in certain transition-related product development expenses associated with the Campus Solutions acquisition compared to the prior year period.  Second, we had lower personnel related costs as a result of a decrease in the number of employees dedicated to product development compared to the prior year period. Third, there was an increase, in 2014, of internal costs which are capitalized rather than expensed. These costs are related to internal use software development projects that have advanced beyond the preliminary project stage and have met the criteria for capitalization under U.S. GAAP.

Sales and Marketing Expense
The decrease in sales and marketing expense was primarily due to a decrease in personnel related costs and also corporate branding costs which were incurred during the prior year period which did not recur in the current quarterly period. Offsetting these decreased expenses was an increase in amortization expense, of approximately $0.4 million, related to the acceleration of amortization of a marketing software platform no longer being utilized.

Litigation Settlement and Related Costs
During the three months ended September 30, 2013, we recorded an accrual for an estimated charge of $16.3 million. This accrual reflected our estimate of the costs of resolution, inclusive of additional legal and other administrative costs, of a settlement, which was preliminary at the time, which would resolve the class action litigation that was filed against us in 2012. In February 2014, we executed a settlement agreement, the terms of which included a payment of $15.0 million to a settlement fund, an agreement to pay the cost of notice to the class, and an agreement to make and/or maintain certain practice changes. We made the payment of $15.0 million to the settlement fund in February 2014. The court must approve the settlement before it becomes final and binding. There is no assurance that the court will approve the settlement. While this estimate is consistent with our view of the current exposure based on the signed settlement agreement, the actual loss could vary materially from the current estimate if the settlement is not finalized and approved.

Merger and Acquisition Related
Our merger and acquisition related expenses included professional fees associated with the acquisition of the Campus Solutions business in May 2013 of approximately $0.2 million, and a fair value adjustment to the contingent consideration component of the purchase price of the Campus Labs acquisition from August 2012, which resulted in a net reduction in operating expenses during the three months ended September 30, 2013.  There were no such costs during the three months ended September 30, 2014.

Interest Expense
Our interest expense decreased compared to the prior period primarily due to a decrease in the average amount outstanding on our Credit Facility. The average amount outstanding on our Credit Facility was $94.0 million during the three months ended September 30, 2014, compared to an average of $111.9 million during the three months ended September 30, 2013. The average interest rate during the three months ended September 30, 2014 was 2.4%, an increase from 2.3% for the three months ended September 30, 2013.

Other Income (Loss)
We recorded a loss of $0.3 million during the three months ended September 30, 2014 as a result of the disposition of our interest in FC Winchester Lofts Master Tenant, LLC, which resulted in a loss of $0.3 million.

Income Tax Expense (Benefit)
The change in income tax expense (benefit) was primarily due to the increase in net income before taxes. The effective tax rates for the three months ended September 30, 2014 and 2013 were 37.3% and 34.8%, respectively. The increase in the effective tax rate relates primarily to the prior year's net loss before income taxes and associated tax benefit which was realized at a lower rate as a result of the loss recorded for the litigation settlement.  Our effective tax rate is expected to be between 39% and 41% for the 2014 fiscal year.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Nine Months Ended September 30,
	(unaudited)
	2014	2013	$ Change	% Change	2014 % of Gross Revenue	2013 % of Gross Revenue
	(in thousands)
Revenue:
Account revenue	$99,475	$102,541	$(3,066)	(3.0%)	57.9%	66.4%
Payment transaction revenue	42,652	27,402	15,250	55.7%	24.8%	17.7%
Higher education institution revenue	28,958	23,874	5,084	21.3%	16.9%	15.5%
Other revenue	723	698	25	3.6%	0.4%	0.4%
Gross revenue	171,808	154,515	17,293	11.2%	100.0%	100.0%
Less: allowance for customer restitution	(8,750)	–	(8,750)	100.0%	(5.1%)	0.0%
Revenue	163,058	154,515	8,543	5.5%	94.9%	100.0%
Cost of revenue	76,878	65,193	11,685	17.9%	44.7%	42.2%
Gross profit	86,180	89,322	(3,142)	(3.5%)	50.2%	57.8%
Operating expenses:
General and administrative	48,343	43,069	5,274	12.2%	28.2%	27.9%
Product development	5,517	7,161	(1,644)	(23.0%)	3.2%	4.6%
Sales and marketing	13,756	12,723	1,033	8.1%	8.0%	8.2%
Litigation settlement and related costs	–	16,320	(16,320)	(100.0%)	0.0%	10.6%
Merger and acquisition related	–	(4,791)	4,791	(100.0%)	0.0%	(3.1%)
Total operating expenses	67,616	74,482	(6,866)	(9.2%)	39.4%	48.2%
Income from operations	18,564	14,840	3,724	25.1%	10.8%	9.6%
Interest income	73	58	15	25.9%	0.0%	0.0%
Interest expense	(2,443)	(2,252)	(191)	8.5%	(1.4%)	(1.5%)
Other income	1,561	561	1,000	178.3%	0.9%	0.4%
Net income before income taxes	17,755	13,207	4,548	34.4%	10.3%	8.5%
Income tax expense	6,900	5,340	1,560	29.2%	4.0%	3.5%
Net income	$10,855	$7,867	$2,988	38.0%	6.3%	5.1%

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Revenue
Account Revenue
The decrease in account revenue was primarily due to a decrease in amounts spent from OneAccounts, which had the effect of reducing both interchange and service fee revenue when compared to the same period in the prior year. There was an approximate 2% decrease in the total dollars deposited into OneAccounts compared to the same period in the prior year, which led to an approximate 1% decrease in amounts spent from OneAccounts. The amounts deposited and spent from OneAccounts typically move by similar amounts though may vary by several percentage points from one reporting period to the next depending on specific deposit and spending behavior. The decrease in dollars deposited into OneAccounts was the result of fewer financial aid refunds being deposited to OneAccounts, partially offset by an increase in the amount of non-financial aid deposits made into OneAccounts. We experienced an approximate 16% increase in amounts deposited to OneAccounts from non-refund sources, including payroll direct deposit, Reload @ the Register® and "Cash In" with MoneyPak® deposit options and EasyDepositSM mobile check deposits. Deposits from non-financial aid refund sources constituted approximately 14% of all deposits made to OneAccounts during the nine months ended September 30, 2014, an increase from 12% during the comparable prior year period.

In addition, our service fee revenue decreased as a result of a change we made to our account fee schedule during the second half of 2013, including the removal of a fee assessed to customers that had not repaid an overdraft balance within an allotted time period. The removal of this fee was partially offset by increases in amounts earned from other fees.

Payment Transaction Revenue
The majority of the increase in payment transaction revenue was due to the higher volume of transactions processed through the SmartPay payment module during the nine months ended September 30, 2014, which led to increases in payment transaction revenue. In total, payment transaction revenue associated with our CASHNet suite of payment products, including SmartPay, increased to $32.0 million during the nine months ended September 30, 2014, from $23.2 million during the comparable prior year period. The increase in payment transaction volume is primarily due to the introduction of Visa as a payment method for SmartPay. In addition, approximately $4.0 million of the increase in payment transaction revenue was due to higher education institution clients that began utilizing the SmartPay payment module after September 30, 2013.

The Campus Solutions business contributed approximately $10.7 million of payment transaction revenue during the nine months ended September 30, 2014, an increase of $6.4 million compared to the comparable prior year period. The increase in revenue from the Campus Solutions business is primarily related to the inclusion of a full nine months of activity in the current year period, compared to less than five months of activity in the comparable prior year period.

Higher Education Institution Revenue
The increase in higher education institution revenue was primarily due to increases related to our Campus Labs business and CASHNet suite of payment products. The revenue associated with Campus Labs increased to $10.5 million during the nine months ended September 30, 2014, compared to $7.8 million during the comparable prior year period.  Approximately $1.1 million of the increase in Campus Labs revenue was due to acquisition-related fair value adjustments to deferred revenue, which reduced revenue during the nine months ended September 30, 2013. The remaining increase in revenue is due to year-over-year increases in higher education institution client billings.

The revenue associated with our CASHNet suite of payment products increased to $12.3 million during the nine months ended September 30, 2014, from $11.0 million in the comparable prior year period. The increase in CASHNet subscription revenue for our payment processing products is due to a combination of new client sales, as well as additional sales to existing schools. The revenue associated with Campus Solutions increased to $2.2 million during the nine months ended September 30, 2014, from $1.2 million in the comparable prior year period. The increase in revenue from the Campus Solutions business is primarily related to the inclusion of a full nine months of activity in the current year period, compared to less than five months of activity in the comparable prior year period.

The revenue associated with our Refund Management services increased to $4.0 million during the nine months ended September 30, 2014, from $3.9 million in the comparable prior year period.

Allowance for Customer Restitution
As further described in "Note 6 – Commitments and Contingencies" to our condensed consolidated financial statements and the "Regulatory Matters" section within "Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview," we recorded a liability of $8.75 million during the nine months ended September 30, 2014, related to the potential requirement to provide restitution to certain OneAccount customers.

Cost of Revenue
During the nine months ended September 30, 2014, our gross margin percentage decreased to 50.2%, largely as a result of the allowance for customer restitution described above. Excluding the impact of the allowance for customer restitution, our non-GAAP gross margin percentage would have been 55.3% during the nine months ended September 30, 2014, compared to 57.8% in the comparable prior year period.

While revenue associated with OneAccounts decreased as described above, our cost of revenue to support OneAccounts and Refund Management services increased to $46.2 million during the nine months ended September 30, 2014, from $43.8 million in the comparable prior year period. The increase in our cost of revenue is primarily due to higher costs related to providing zero liability protection on unauthorized purchases from OneAccounts. Costs associated with the student banking options that were offered by Campus Solutions decreased from $1.9 million during the nine months ended September 30, 2013, to $1.2 million during the nine months ended September 30, 2014.

Our costs to support the CASHNet suite of payment products and Campus Solutions payment platforms increased to approximately $28.3 million during the nine months ended September 30, 2014, from $18.1 million in the comparable prior year period. The increase in costs is a combination of the inclusion of a full nine months of activity for Campus Solutions in 2014, compared to less than five months of activity during the nine months ended September 30, 2013, and costs to support the growth of SmartPay transaction volume.  Approximately $1.5 million of cost of revenue during the nine months ended September 30, 2014, and $0.5 million of the increase in cost of revenue compared to the prior year period, is due to acquisition-related amortization of intangible assets.

Our costs to support the Campus Labs business was $1.2 million during the nine months ended September 30, 2014, a decrease from $1.4 million during the comparable prior year period. Approximately $0.8 million of costs in both the current and prior year period is due to acquisition-related amortization of intangible assets.

General and Administrative Expense
The increase in general and administrative expenses is primarily attributable to the following three factors: (i) our personnel costs increased compared to the nine months ended September 30, 2013, a portion of which is due to employees added from the acquisition of the Campus Solutions business, (ii) higher professional fees related to additional compliance and regulatory related activities, and, to a lesser extent, (iii) increases in depreciation and amortization.

Product Development Expense
The decrease in product development expense is primarily attributable to an increase, in 2014, of internal costs which are capitalized rather than expensed. These costs are related to internal use software development projects that have advanced beyond the preliminary project stage and have met the criteria for capitalization under U.S. GAAP.

Sales and Marketing Expense
The increase in sales and marketing expense was primarily due to increased amortization expense of $0.9 million related to acquired intangible assets associated with the acquisition of the Campus Solutions business.

Litigation Settlement and Related Costs
During the nine months ended September 30, 2013, we recorded an accrual for an estimated charge of $16.3 million. This accrual reflected our estimate of the costs of resolution, inclusive of additional legal and other administrative costs, of a settlement, which was preliminary at the time, which would resolve the class action litigation that was filed against us in 2012. In February 2014, we executed a settlement agreement, the terms of which included a payment of $15.0 million to a settlement fund, an agreement to pay the cost of notice to the class, and an agreement to make and/or maintain certain practice changes. We made the payment of $15.0 million to the settlement fund in February 2014. The court must approve the settlement before it becomes final and binding. There is no assurance that the court will approve the settlement. While this estimate is consistent with our view of the current exposure based on the signed settlement agreement, the actual loss or range of such loss could vary materially from the current estimate if the settlement is not finalized and approved.

Merger and Acquisition Related
Our merger and acquisition related expenses during the nine months ended September 30, 2013 included professional fees associated with the acquisitions of the Campus Labs and Campus Solutions businesses and a fair value adjustment to the contingent consideration component of the purchase price of the Campus Labs acquisition from August 2012 which resulted in a net reduction in operating expenses. During the nine months ended September 30, 2013, we recorded an adjustment of $5.8 million as a result of a change in the fair value of the contingent consideration liability. There were no such costs during the nine months ended September 30, 2014.

Interest Expense
Our interest expense increased compared to the prior period primarily due to an increase in the average interest rate in effect during the nine months ended September 30, 2014, compared to the prior year. The average interest rate during the nine months ended September 30, 2014 was 2.4%, an increase from 2.2% for the nine months ended September 30, 2013. The average amount outstanding on our Credit Facility increased to $94.5 million during the nine months ended September 30, 2014, compared to an average of $94.0 million during the nine months ended September 30, 2013.

Other Income (Loss)
The increase in other income was a result of an agreement related to the resolution of certain escrow balances that were part of the acquisition of the Campus Solutions business, which resulted in income of $1.6 million. We recorded other loss of $0.3 million during the nine months ended September 30, 2014 as a result of the disposition of our interest in FC Winchester Lofts Master Tenant, LLC.

Income Tax Expense
The increase in income tax expense was primarily due to the increase in net income before taxes.  The effective tax rates for the nine months ended September 30, 2014 and 2013 were 38.9% and 40.4%, respectively.  Our effective rate is expected to be between 39% and 41% for the 2014 fiscal year.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows from operations and borrowings under our Credit Facility, as defined below.  As of September 30, 2014, we had $32.4 million in cash and cash equivalents, $0.2 million in available-for-sale investments and approximately $32.5 million in borrowing capacity available under our Credit Facility. Our primary liquidity requirements are for working capital, capital expenditures, product development expenses and general corporate needs. As of September 30, 2014, we had working capital of $6.0 million.

Senior Secured Revolving Credit Facility

In October 2012, we terminated our then existing credit facility and entered into a new five-year senior secured revolving credit facility in an amount of $200.0 million, or the Credit Facility, which has since been amended.  As of September 30, 2014, we had $94.0 million in borrowings outstanding, at a weighted average interest rate of 2.4%, under the Credit Facility.  The Credit Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs.  Loans drawn under the Credit Facility are payable in a single maturity on October 16, 2017.

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

The Credit Facility contains certain affirmative covenants including covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral.  The Credit Facility also contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of our business and engage in transactions with our affiliates.  In addition, the Credit Facility contains certain financial covenants that require us to maintain (1) EBITDA, as defined in the Credit Facility, on a consolidated basis for the prior four fiscal quarters of at least $50 million, (2) a funded debt to EBITDA ratio, or leverage ratio, of 2.50 to 1.00 or less through December 31, 2014 and of 2.00 to 1.00 or less thereafter, and (3) a fixed charge coverage ratio of at least 1.25 to 1.00. We were in compliance with each of the applicable affirmative, negative and financial covenants of the Credit Facility as of September 30, 2014. As noted above, one of the financial covenants relates to a requirement to have a minimum of $50 million of EBITDA over the prior twelve months. As of September 30, 2014, our trailing twelve month EBITDA was $53.7 million. The allowance for customer restitution explained in "Note 6 – Commitments and Contingencies" of our condensed consolidated financial statements, reduced our trailing twelve month EBITDA by $8.75 million during the nine months ended September 30, 2014. Our leverage ratio was 1.89 to 1.00 as of September 30, 2014.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013	$ Change
	(unaudited)
	(in thousands)
Net cash provided by (used in):
Operating activities	$20,903	$36,185	$(15,282)
Investing activities	43	(53,300)	53,343
Financing activities	5,231	15,914	(10,683)
Change in cash and cash equivalents	26,177	(1,201)	27,378
Cash and cash equivalents, end of period	$32,445	$11,830	$20,615

The decrease in net cash provided by operating activities was primarily the result of changes in working capital balances during the nine months ended September 30, 2014 compared to the prior year.  The litigation settlement of $15.0 million, which was recorded as an expense during the nine months ended September 30, 2013 and an accrued liability as of December 31, 2013, was paid in cash during the nine months ended September 30, 2014. This payment is a significant component of the overall change in working capital balances and decrease in cash provided by operating activities compared to the prior year. While we have recorded an allowance for customer restitution of $8.75 million during the nine months ended September 30, 2014, such amount has not been paid and therefore has not impacted our cash flows.  Our income receivable balance has increased from the prior year partially due to a delay in settlement of the revenue proceeds associated with the Campus Solutions business compared to the prior year.

The decrease in net cash used by investing activities primarily relates to our acquisition of the Campus Solutions business during the nine months ended September 30, 2013, which totaled $47.3 million. In addition, during the nine months ended September 30, 2014, we had cash provided by investing activities of (1) $3.6 million related to the disposition of an equity method investment and (2) $3.5 million associated with state historic tax credits generated by the construction of our headquarters.

The cash provided by financing activities in the nine months ended September 30, 2014 was primarily related to amounts drawn on our Credit Facility. During the nine months ended September 30, 2014, we borrowed $15.0 million on our Credit Facility and made repayments of $10.0 million, compared to net borrowings on our Credit Facility of $20.0 million during the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we used approximately $6.0 million to purchase our common stock through our authorized share purchase program, which did not recur in the nine months ended September 30, 2014.

We believe that our cash flows from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over the next twelve months. However, as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview" we may be required to pay material customer restitution and civil money penalties related to certain regulatory proceedings. Please refer to the "Regulatory Matters" section within "Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview" for the impact that such regulatory matters may have on our liquidity.

Supplemental Financial and Operating Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)
	(in thousands)

Adjusted EBITDA	$14,959	$14,339	$44,820	$41,784
Adjusted net income	$6,969	$6,896	21,674	21,070

Number of students enrolled at Refund Management client higher education institutions at end of period	5,018	4,752	5,018	4,752

Number of OneAccounts at end of period	2,190	2,194	2,190	2,194

We define adjusted EBITDA as net income before interest, income taxes and depreciation and amortization, or EBITDA, further adjusted to remove the effects of stock-based compensation expense, incremental expenses, certain of which are non-cash, directly related to merger and acquisition activities, the receipt of a settlement amount from Sallie Mae, Inc. related to our Campus Solutions acquisition and the allowance for customer restitution recorded during the nine months ended September 30, 2014. Neither EBITDA nor adjusted EBITDA should be considered an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and adjusted EBITDA in the same manner as we do.  In addition, adjusted EBITDA may not be identical to the corresponding measure used in our various agreements, in particular our Credit Facility.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to EBITDA and adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)
	(in thousands)

Net income (loss)	$4,916	$(5,494)	$10,855	$7,867
Interest income	(20)	(19)	(73)	(58)
Interest expense	828	857	2,443	2,252
Income tax expense (benefit)	2,922	(2,929)	6,900	5,340
Depreciation and amortization	5,235	3,989	14,123	10,587
EBITDA	13,881	(3,596)	34,248	25,988
Merger and acquisition related expense	–	(326)	–	(4,791)
Stock-based compensation expense	1,078	935	3,426	3,261
Allowance for customer restitution (2014); litigation settlement and bank partner transition costs (2013)	–	17,326	8,750	17,326
Campus Solutions settlement received	–	–	(1,604)	–
Adjusted EBITDA	$14,959	$14,339	$44,820	$41,784

We define adjusted net income as net income, adjusted to eliminate (a) stock-based compensation expense related to incentive stock option grants and (b) after giving effect to tax adjustments, (1) stock-based compensation expense related to non-qualified stock option and restricted stock grants, (2) incremental expenses, certain of which are non-cash, directly related to merger and acquisition activities, (3) the receipt of a settlement amount from Sallie Mae, Inc. related to our Campus Solutions acquisition, (4) the allowance for customer restitution recorded during the nine months ended September 30, 2014, and (5) amortization expenses related to acquired intangible assets and financing costs. Adjusted net income should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our adjusted net income may not be comparable to similarly titled measures of other organizations because other organizations may not calculate adjusted net income in the same manner as we do.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to adjusted net income for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)
	(in thousands)

Net income (loss)	$4,916	$(5,494)	$10,855	$7,867

Merger and acquisition related	–	(326)	–	(4,791)
Allowance for customer restitution (2014); litigation settlement and bank partner transition costs (2013)	–	17,326	8,750	17,326
Campus Solutions settlement received	–	–	(1,604)	–
Stock-based compensation expense - incentive stock option grants	328	473	1,045	1,458
Stock-based compensation expense - non-qualified stock option and restricted stock grants	750	462	2,381	1,803
Amortization of acquired intangible assets	1,931	1,806	5,997	4,427
Amortization of deferred finance costs	123	109	368	332
Total pre-tax adjustments	3,132	19,850	16,937	20,555
Tax rate	38.5%	38.5%	38.5%	38.5%
Less: tax adjustment (a)	1,079	7,460	6,118	7,352
Adjusted net income	$6,969	$6,896	$21,674	$21,070

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

Critical Accounting Policies

The significant accounting policies and basis of preparation of our consolidated financial statements are described in "Note 2 – Significant Accounting Policies" of our notes to consolidated financial statements included in each of our Annual Report on Form 10-K for the year ended December 31, 2013 and in this Quarterly Report on Form 10-Q. Under accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in our financial statements. Actual results could differ materially from those estimates.

We believe the judgments, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:
-	Provision for operational losses	- Stock-based compensation
-	Goodwill and intangible assets	- Income taxes
-	Business combinations	- Revenue
-	Loss contingencies

For a complete discussion of these critical accounting policies, refer to "Critical Accounting Policies" within "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included within our annual report on Form 10-K for the year ended December 31, 2013. As of September 30, 2014, there have been no material changes to any of the Critical Accounting Policies described above other than the addition of loss contingencies to the list of our critical accounting policies and the information included below with respect to our goodwill and intangible assets.

Loss Contingencies

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

Goodwill and Intangible Assets

We have one operating segment and reporting unit for purposes of our goodwill testing as a result of the integrated way that the entire business is managed. We performed the annual impairment test as of October 31, 2013, and determined that the fair value of our reporting unit exceeded its carrying value by more than 400%.

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

As a result of the potential changes that the Department of Education may make to Title IV cash management regulations, the regulatory matters related to the Federal Reserve Banks and the decrease in our stock price during the third quarter, we assessed our goodwill balance for potential impairment. As of September 30, 2014, our reporting unit exceeded its carrying value; however the percentage by which the fair value exceeded the carrying value had decreased to approximately 33%. As we only have one operating segment and one reporting unit, we primarily rely on the indicated fair value of the enterprise from the trading price of our common stock. If the trading price of our common stock continues to decrease, or if our estimate of future operating cash flows diminishes, the estimated fair value of our reporting unit could decrease further and potentially lead to an indicator of impairment.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our Credit Facility accrues interest at a rate equal to a base rate or Eurodollar rate plus an applicable margin (depending on our leverage ratio). Based upon a sensitivity analysis at October 1, 2014, assuming average outstanding borrowings during the nine months ended September 30, 2014 of $94.5 million, a hypothetical 50 basis point increase in interest rates would result in an increase in interest expense of approximately $0.5 million for an annual period.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal controls over financial reporting during the three months ended September 30, 2014 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3. "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2013.

As described in "Note 5 – Credit Facility" and "Note 6 – Commitments and Contingencies" to our condensed consolidated financial statements and the "Regulatory Matters" section within "Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview", the Federal Reserve Bank of Chicago notified us and a former bank partner of potential violations of the Federal Trade Commission Act relating to marketing and disclosure practices related to the OneAccount during the period it was offered by such former bank partner.  Please refer to the aforementioned sections for relevant information concerning this matter.

In addition, see "Note 6 – Commitments and Contingencies" to our condensed consolidated financial statements for other developments related to our legal proceedings.

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

Higher Education Regulations

Third-Party Servicer. Because of the services we provide to some institutions with regard to the handling of Title IV funds, we are considered a "third-party servicer" under the Title IV regulations. Those regulations require a third-party servicer annually to submit a compliance audit conducted by outside independent auditors that cover the servicer's Title IV activities. Each year we submit a "Compliance Attestation Examination of the Title IV Student Financial Assistance Programs" audit to ED, which includes a report by an independent audit firm. In addition, the yearly compliance audit submission to ED provides comfort to our higher education institution clients that we are in compliance with the third-party servicer regulations that may apply to us. We also provide this compliance audit report to clients upon request to help them fulfill their compliance audit obligations as Title IV participating institutions.

Under ED's regulations, a third party servicer that contracts with a Title IV institution acts in the nature of a fiduciary in the administration of Title IV programs. Among other requirements, the regulations provide that a third-party servicer is jointly and severally liable with its client institution for any liability to ED arising out of the servicer's violation of Title IV or its implementing regulations, which could subject us to material fines related to acts or omissions of entities beyond our control. ED is also empowered to limit, suspend or terminate the violating servicer's eligibility to act as a third-party servicer and to impose significant civil penalties on the violating servicer. Additionally, on behalf of our higher education institution clients, we are required to comply with ED's cash management regulations regarding payment of financial aid credit balances to students and providing bank accounts to students that may be used for receiving such payments. In the event ED concluded that we had violated Title IV or its implementing regulations and should be subject to one or more of these sanctions, our business and results of operations could be materially and adversely affected. There is limited enforcement and interpretive history of Title IV regulations.

On May 1, 2012, ED published in the Federal Register a notice of intent to establish a negotiated rulemaking committee to draft proposed regulations designed to prevent fraud through the use of electronic fund transfers to students' bank accounts, ensure proper use of federal financial aid funds, address the use of debit cards and other banking products for disbursing federal financial aid funds, and improve and streamline campus' financial aid programs. We provided written and oral comments at a hearing held by ED in connection with the negotiated rulemaking process and have provided additional information to ED. On April 16, 2013, ED announced additional topics for consideration, and in early 2014, formed a negotiated rulemaking committee. Our Chief Operating Officer was selected by ED to serve on the committee as a primary negotiator. The committee convened in February, March, April and May of 2014 to discuss and work toward revising existing regulations to potentially address, among other things, consumer safeguards regarding debit and prepaid cards associated with Title IV Cash Management  (including fees associated with such debit and prepaid cards), marketing of financial products (including sending unsolicited cards to students and co-branding of the card and materials) by institutions and their preferred banks or contractors, ATM access and availability, revenue sharing arrangements, and the potential for a government-sponsored debit or prepaid card solution. The negotiated rulemaking committee concluded their efforts in May 2014 and a consensus was not reached on any proposed regulations. Since that time, there have been no proposed regulations related to Title IV Cash Management published in the Federal Register; therefore we believe, should ED issue a Notice of Proposed Rulemaking on Title IV Cash Management regulations, complete the public comment process and publish a final rule in the Federal Register by November 1, 2015, these new Title IV Cash Management related regulations would likely not go into effect until July 1, 2016. In the event that the revised or new regulations that are promulgated alter, restrict or prohibit our ability to offer and provide our services to higher education institutions and students in the manner that we currently provide them, our business, financial condition and results of operations could be materially and adversely affected.

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

State Laws. We may also be subject to similar state laws and regulations that restrict higher education institutions from disclosing certain personally identifiable information of students. State attorneys general and other enforcement agencies may monitor our compliance with state and federal laws and regulations pertaining to higher education and banking and conduct investigations of our business that are time consuming and expensive and could result in fines and penalties that have a material adverse effect on our business, financial condition and results of operations. In July 2014, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts pursuant to the Commonwealth's Consumer Protection Act. The Massachusetts Attorney General has informed us that its investigation relates to our debt collection practices. We provided the information requested by the civil investigative demand, which included information and records about our company and certain of our business practices, particularly as they relate to Massachusetts residents, institutions of higher education located in Massachusetts, and students who attended those institutions. We cannot predict whether we will become subject to any other action by the Massachusetts Attorney General or any other state agencies.

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

Electronic Fund Transfer Act; Regulation E. Our bank partners provide depository services for OneAccounts through a private label relationship. We provide processing services for OneAccounts for our bank partners. These services are subject to, among other things, the requirements of the Electronic Fund Transfer Act and the CFPB's Regulation E, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of ATMs, debit cards and certain other electronic banking services. We may assist our bank partners with fulfilling their compliance obligations pursuant to these requirements. See "Fees for financial services are subject to increasingly intense legislative and regulatory scrutiny, which could have a material adverse effect on our business, financial condition, results of operations and prospects for future growth" in our annual report on Form 10-K for additional discussion. Failure to comply with applicable regulations could materially and adversely affect our business, financial condition and results of operations.

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

Our operations and the operations of our Bank Partners are subject to the jurisdiction and examination of federal, state and local regulatory authorities, including the FDIC, which is WEX Bank's primary federal regulator, the OCC, which is UTB's primary federal regulator, and the Federal Reserve Bank, which is Customers Bank and Cole Taylor's primary federal regulator. Our business practices, including the terms of our products, are reviewed and approved by our Bank Partners and subject to both periodic and special reviews by such regulatory authorities, which can range from investigations into specific consumer complaints or concerns to broader inquiries into our practices generally. We and our Bank Partners are subject to ongoing and routine examination by the FDIC, OCC and Federal Reserve Bank.  If, as part of any ongoing or future examination or review, the regulatory authorities conclude that we are not complying with applicable laws or regulations, they could request or impose a wide range of remedies, including, but not limited to, requiring changes to the terms of our products (such as decreases in fees or changes to the manner in which OneAccounts are marketed to students), the imposition of fines or penalties or the institution of enforcement proceedings or other similar actions against us alleging that our current or past practices constitute unfair or deceptive acts or practices. As part of an enforcement action, the regulators can seek restitution for affected customers and impose civil money penalties. In addition, negative publicity relating to any specific inquiry or investigation or any related fine could adversely affect our stock price, our relationships with various industry participants, including our Bank Partners, or our ability to attract new clients and retain existing clients, which could have a material adverse effect on our business, financial condition and results of operations.

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

Please also refer to the "Regulatory Matters" section within, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview" of this Quarterly Report on Form 10-Q for information related to the notification that we received from the Staff of the Board of Governors of the Federal Reserve System which asserted violations of the Federal Trade Commission Act.

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

Our credit agreement also requires us to maintain certain liquidity levels and satisfy certain financial ratios, including a minimum amount of EBITDA ($50.0 million for the trailing twelve months), maximum total leverage ratio (2.5 times through December 31, 2014) and a minimum interest coverage ratio (1.25 times to 1). A failure by us to comply with the covenants contained in our credit agreement could result in an event of default which could adversely affect our ability to respond to changes in our business and manage our operations. Our EBITDA, as defined in our credit agreement, as of September 30, 2014 for the trailing twelve months was $53.3 million, which exceeds the required minimum EBITDA required in our credit agreement by $3.3 million. An event of default would also occur under our credit agreement if we undergo a change of control or if we experience a material adverse change in our operations, condition or prospects. Among other things, a settlement with regulatory authorities in an amount exceeding $10 million could trigger a material adverse change or cause a default under other covenants in our credit agreement. See "Reviews, examinations and enforcement actions by regulatory authorities under banking and consumer protection laws and regulations, and possible changes to those laws and regulations by legislative or regulatory action, may result in changes to our business practices or may expose us to the risk of fines, restitution and litigation" above and "Regulatory Matters" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview" section of this report. We have discussed the possibility of the receipt of an administrative order from the Board of Governors with the lenders in our credit agreement. In the event of a default, depending on the amount of loss, we believe that we may be able to obtain relief under certain of our current covenants, however there can be no assurance we would receive such an amendment or waiver. If there is an event of any default under our credit agreement, the amounts then outstanding may be immediately due and payable and may require us to apply all of our available cash to repay these amounts. We may also need to seek alternative forms of financing or other sources of liquidity in order to repay these amounts. There can be no assurances that such alternative forms of financing or other sources of liquidity would be available to us on favorable terms or at all. The acceleration of indebtedness under our credit agreement could have a material adverse effect on our business, financial condition and results of operations.

Our operating results may suffer because of substantial and increasing competition in the industries in which we do business.

The market for our products and services is competitive, continually evolving and, in some cases, subject to rapid technological change. Our disbursement services compete against all forms of payment, including paper-based transactions (principally cash and checks), electronic transactions such as wire transfers and Automated Clearing House, or ACH, payments and other electronic forms of payment, including card-based payment systems. Many competitors, including TouchNet Information Systems, Inc., PNC Financial Services Group, Inc. and Nelnet, Inc., provide payment software, products and services that compete with those we offer. During the third quarter of 2014, Heartland Payment Systems, Inc. announced that it had completed the acquisition of TouchNet Information Systems, Inc. In addition, the OneAccount, which we provide through our Bank Partners, also competes with banks active in the higher education market, including U.S. Bancorp and Wells Fargo & Company and national, regional and local banks. Future competitors may begin to focus on higher education institutions in a manner similar to us.

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

We have entered into contracts with third-party vendors to provide critical services, technology and software in our operations. These outsourcing partners include: Fiserv, which provides back-end account and transaction data processing for OneAccounts; MasterCard, which provides the payment network for our debit MasterCard ATM cards, as well as for certain other transactions; and Comerica and Global Payments, which provide transaction processing and banking services for payment processing related to the SmartPay feature of our ePayment service. In the event that these service providers fail to maintain adequate levels of support, do not provide high quality service, discontinue their lines of business, terminate our contractual arrangements or cease or reduce operations, we may be required to pursue new third-party relationships, which could materially disrupt our operations and our ability to provide our products and services, and could divert management's time and resources. Replacement technology or services provided by replacement third-party vendors could be more expensive than those we have currently, while the process of transitioning services and data from one provider to another can be complicated and time consuming. If we are unable to complete a transition to a new provider on a timely basis, or at all, we could be forced to temporarily or permanently discontinue certain services, which could disrupt services to our customers and materially and adversely affect our business, financial condition and results of operations. We may be unable to establish comparable new third-party relationships on as favorable terms or at all, which could materially and adversely affect our business, financial condition and results of operations. With respect to the technology and operational support functions that we have in-sourced to date or that we seek to in-source, we may encounter difficulty or delays in developing and supporting an appropriate infrastructure to be able to perform these functions ourselves. For example, we brought the web and application hosting services, which were previously provided by Verizon Terremark, into our internally managed data center during the three months ended June 30, 2014. We may also not realize the full value of our investments in these projects.

We depend on our founders and other key members of executive management and the loss of their services could have a material adverse effect on our business.

We have historically depended on the efforts, skill and reputations of our founders and senior executive team, including Marc Sheinbaum (President and Chief Executive Officer), Mark Volchek (Founder and Director), Miles Lasater (Founder and Director), Casey McGuane (Chief Operating Officer), Robert Reach (Chief Sales Officer and Executive General Manager) and Christopher Wolf (Chief Financial Officer). We do not currently maintain key person life insurance policies with respect to our executive officers. None of our executive officers have entered into employment agreements with us that would prevent them from terminating their involvement with us at any time and/or pursuing other opportunities. In December 2013, Messrs Volchek and Lasater announced that they would be transitioning out of their roles as CEO and President, respectively, with Mr. Lasater reducing his hours to part-time and Mr. Volchek continuing as President and CEO until a new CEO was hired and a transition was completed. In April 2014, Mr. Sheinbaum replaced Mr. Volchek as our President and Chief Executive Officer with Mr. Volchek reducing his hours to part-time. The retirement of Messers Volchek and Lasater or the loss of any of our executive officers or other members of management could have a material adverse effect on our ability to manage our company, growth prospects, business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number		Description
10.1	(1)	Cash Award Agreement
10.2	(1)	Restricted Stock Unit Grant Agreement
10.3	*	Amendment to Deposit Processing Services Agreement with Customers Bank, dated September 22, 2014
31.1	*	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
31.2	*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.1	*(2)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	*(2)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	*(3)	XBRL Instance Document
101.SCH	*(3)	XBRL Taxonomy Extension Schema
101.CAL	*(3)	XBRL Taxonomy Calculation Linkbase
101.DEF	*(3)	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*(3)	XBRL Taxonomy Extension Label Linkbase
101.PRE	*(3)	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
(1)	Incorporated by reference to exhibit filed with Registrant's Report on Form 8-K filed on August 19, 2014.
(2)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed "filed" with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(3)	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2014

Higher One Holdings, Inc.
/s/ Marc Sheinbaum
Marc Sheinbaum
Chief Executive Officer (Duly authorized officer and principal executive officer)

/s/ Christopher Wolf
Christopher Wolf
Chief Financial Officer (Duly authorized officer and principal financial officer)