Form 10-K
period 2014-12-31
Higher One Holdings, Inc.
filed 2015-03-06
CIK 1486800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common equity held by non-affiliates based upon the last sale price of the common equity reported on the New York Stock Exchange on June 30, 2014, was approximately $167.1 million.

There were 47,669,440 shares of the registrant’s common stock outstanding as of March 3, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2014. Portions of the proxy statement are incorporated herein by reference to the following parts of this Annual Report on Form 10-K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance
Part III, Item 11, Executive Compensation
Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence
Part III, Item 14, Principal Accountant Fees and Services

HIGHER ONE HOLDINGS, INC.
2014 FORM 10-K ANNUAL REPORT

FORWARD-LOOKING INFORMATION
This annual report on Form 10-K contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “estimate,” “potential,” “should” and similar expressions are intended to identify forward-looking statements. The factors discussed under “Item 1A. Risk Factors,” among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. We expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

The disbursement of financial aid and other refunds to students is a highly regulated, resource-consuming and recurrent obligation of higher education institutions. The student disbursement process has historically been mainly paper-based, which is costly and inefficient at most higher education institutions. These institutions face increasing pressure to improve administrative efficiency and the quality of service provided to students while streamlining regulatory compliance in respect of financial aid refunds.

We believe our products provide significant benefits to both higher education institutions and their campus communities, including students. For our higher education institution clients, we offer our Refund Management® (formerly known as OneDisburse® Refund Management®) disbursement service. Our disbursement service facilitates the distribution of financial aid and other refunds to students, while simultaneously enhancing the ability of our higher education institution clients to comply with the federal regulations applicable to financial aid transactions. By using our refund disbursement service, our clients save on the cost of handling disbursements, improve related business processes, increase the speed with which students receive their refunds and help ensure their ability to comply with applicable regulations.

Students at institutions that use the Refund Management® disbursement service may choose to have their refunds delivered via ACH transfer to any bank account, via paper check or via direct deposit to a OneAccount. The OneAccount is an optional Federal Deposit Insurance Corporation (FDIC)-insured deposit account serviced by Higher One and provided by our bank partners.  Students who choose to open a OneAccount may use their Higher One Debit MasterCard® to make purchases and withdraw money from ATMs. The OneAccount is cost competitive and tailored to students, providing them with convenient and fast access to disbursement funds as well as a full range of transaction services

We offer payment transaction services through our CASHNet® Payment Processing suite of payment products, which are primarily software-as-a-service solutions that facilitate electronic payment transactions allowing higher education institutions to easily and cost effectively receive electronic payments from students, parents and others for essential education-related financial transactions. Features of our payment services include online bill presentment and online payment capabilities for tuition and other fees.

We also offer a suite of data analytics products to higher education institutions called Campus Labs® which is one of the only specialized, comprehensive assessment programs that combines data collection, reporting, organizing and campus-wide integration.

On May 7, 2013, we purchased substantially all of the assets of the Campus Solutions division of Sallie Mae, Inc., or Sallie Mae which provides refund disbursement and payment solutions, including tuition payment plans, to higher education institutions.

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

Our Strategy

We believe that there is opportunity for future growth. Our plan is to attempt to increase revenue and profitability by strengthening our position as a leading provider of technology services to the higher education industry. Key elements of our growth strategy include:

•	Expanding the number of contracted higher education institutions;
•	Cross-selling our products to existing clients to increase the number of products used by each institution;
•	Increasing the number of OneAccounts and usage, including primary checking account usage rates;
•	Increasing the usage of tuition payment plans and other CASHNet payment processing modules;
•	Enhancing our products and services to create new sources of revenue; and
•	Pursuing strategic partnerships and opportunistic acquisitions.

Products and Services

We provide products and services to two distinct, but related markets: higher education institutions and students.

Products and Services for Higher Education Institutions

We provide our higher education institution clients with an integrated suite of products and services. These include our Refund Management disbursement service, our CASHNet® Payment Processing suite, our Campus Labs® products and the product suites that were previously offered under the Campus Solutions brand.

Refund Management® Disbursement Service

Our Refund Management disbursement service is a turnkey solution that provides higher education institution clients with a comprehensive technology service for streamlining the student refund disbursement process. Following the payment of their tuition and other school-related expenses, many students receive residual financial aid disbursements to cover non-academic school expenses, such as living expenses and books. Students also receive other disbursements, such as a refund following withdrawal from a course or miscellaneous fee reimbursements. Higher education institutions have typically processed these refund disbursements by preparing and distributing paper checks, which is both time consuming and costly for institutions and slow and inconvenient for students. With the Refund Management disbursement service, the institution sends the full amount of each student’s disbursement to us and we then forward the funds to the student in accordance with the student’s instructions. For students with OneAccounts, disbursements are generally made by electronic transfers to their OneAccounts. By partnering with us to provide refund disbursements and related processes, including the student/customer service function, our clients reduce their time and cost spent on handling disbursements, improve the related business processes and increase convenience for students. In addition to saving time and costs for our clients, the Refund Management disbursement service is designed to ensure that the refund disbursement process is compliant with all applicable federal regulations, thereby providing our clients with compliance monitoring services, which eases their administrative and regulatory burden. The Refund Management disbursement service also has a number of features that benefit students receiving refunds, including convenient and fast processing of refunds and notifications via email or text message of incoming refund disbursements. As of December 31, 2014, more than 800 campuses serving approximately 5.1 million students were contracted to use the Refund Management disbursement service.

Additionally, we offer the following related products and services:

•	Refund Management® ID (formerly known as OneDisburse ID). We offer our higher education institution clients the option to combine our debit card with the institution’s ID cards. If an institution elects this option, we provide its students with a debit MasterCard ATM card that also serves as their official campus identification.

•	Campus Payroll (formerly known as OneDisburse Payroll). Our Campus Payroll product can quickly and efficiently distribute payroll and other employee-related payments through the Refund Management platform.

•	PLUS Loan Refund Management (formerly known as OneDisburse PLUS). Our PLUS Loan Refund Management disbursement service enables institutions to distribute Parent PLUS loan refunds to parents on behalf of the institution.

CASHNet® Payment Processing Suite

Our CASHNet® Payment Processing suite includes the following software-as-a-service products and services, which our higher education institution clients may purchase separately or together as a bundle.

ePayment. Our ePayment product enables higher education institutions to securely accept online payments for tuition, charges and fees from students via credit card, pinless debit or ACH. Our ePayment product also allows students to set up and maintain recurring payments and authorize other users such as parents to pay student-related charges on their behalf. SmartPay, a feature of ePayment, enables higher education institutions to reduce the cost of accepting credit and debit cards by passing the convenience fee to the payers.

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

Tuition Payment Plans. Our Tuition Payment Plans enable higher education institutions to personalize students’ payment plans in order to better meet the individual needs of each student. In particular, Tuition Payment Plans offer campus administrators the ability to tailor payment plan rules and fees; access the status and history of each student’s account; and calculate the due date and payment schedule for each student.  We also offer a version of this product where we fully administer all or most aspects of payment plans on behalf of institutions.

eMarket. Our eMarket product enables higher education institutions to provide their academic, athletic and other departments with Internet e-commerce storefronts that can be used for, among other things, taking alumni donations, selling items such as event tickets, clothing and other merchandise, and accepting payments of event and conference registration fees. Higher education institutions can also use eMarket as an administrative portal to maintain centralized control of policy setting and reporting while allowing individual departments and entities autonomy to manage their operations. This centralized approach enables the institution to update policies related to campus commerce uniformly throughout all departmental campus storefronts.

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

Campus Labs® Suite

Our Campus Labs® data analytics suite offers the following platforms for assessment in higher education, which combine data collection, reporting, organization and campus-wide integration.

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

Beacon. Our Beacon product helps institutions utilize data in supporting student success. Beacon is a web-based solution focusing on the six factors that are the strongest predictors of student retention and persistence, asking students questions about everything from their social skills and confidence levels to their attitude toward learning. By measuring cognitive ability as well as non-cognitive skills, Beacon is able to classify each student, produce reports for students and advisors, and recommend campus-wide resources for at-risk students.

Course Evaluations. Our Course Evaluation platform provides faculty and administrators with advanced evaluation tools and reporting capabilities to easily integrate course evaluation data into program planning, decision-making, and administrative review processes.

Campus Solutions Suite
In 2013, as a result of our acquisition of the Campus Solutions division from Sallie Mae, we began providing the following products and services, which we plan to integrate into our existing products and services, to higher education institutions:

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

Products and Services for Students – The OneAccount

Through our bank partners, we offer optional OneAccounts—FDIC-insured online checking accounts—to students, as well as faculty, staff and alumni. For students using the standard OneAccount, there is no monthly fee and no minimum balance requirement. We provide OneAccount holders with a debit MasterCard ATM card. Accountholders can use their debit MasterCard instead of cash or writing checks to make purchases wherever MasterCard is accepted. Many accountholders also use their debit MasterCard to pay bills automatically, send money instantly to other OneAccount holders and have access to Higher One ATMs located on or near our client institutions’ campuses with no fee to OneAccount holders. We own, operate and maintain a fleet of approximately 900 ATMs located on or near our client institutions’ campuses.

The OneAccount includes features designed to provide students with powerful, convenient, user-friendly tools to manage their finances, such as balance updates, mobile low balance alerts, a cash-back rewards program, a mobile banking app, a mobile deposit feature and a scan deposit feature. Other customized features of the OneAccount include: “Campus Auto-Load,” which allows students to set up automatic funds transfers to campus declining balance accounts, and the “Request Money” and “Send Money” features, which allow students to request money from parents and provides parents with a mechanism to make person-to-person payments into students’ OneAccounts, respectively.

We also offer OneAccount Premier and OneAccount Edge. These accounts offer different fee structures and features that are designed to provide students with more choice and incentivize primary account usage. OneAccount Premier enables accountholders to access over 38,000 Allpoint® ATMs and offers additional features and services for a monthly fee of $5.95, which fee is waived if an accountholder sets up monthly direct deposit of at least $300.  OneAccount Edge accountholders are assessed a monthly fee of $4.95 and are charged no additional fees by Higher One.

As of December 31, 2014, there were approximately 2.1 million OneAccounts, inclusive of OneAccount Premier and OneAccount Edge.

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

Students

Once we enter into a contract with a higher education institution for the Refund Management disbursement service, we begin working with the institution to educate students about making a refund preference selection and Higher One’s consumer products and services.

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

Higher Education Institutions

We believe we enhance our sales and marketing efforts by providing reliable after-sale service. Our dedicated client service is focused on servicing our higher education institution clients.

We provide higher education institution clients with a variety of service touch points, which may include a dedicated project manager and relationship manager, OneSupport (our client support for managers and administrative staff at our higher education institutions), and the Higher One User Group, or HUG, client conference. Our dedicated relationship managers are responsible for ensuring that we maintain a strong relationship with each of our higher education institution clients and for assisting, supporting and providing updates on the quality and use of our services. OneSupport is designed to address a range of client issues from client-specific technical questions to client service matters that require management’s attention. During our HUG conferences, clients can meet in-person with our management and staff to learn about new features and products and updates to current offerings.

Students

We have after-sales customer service representatives to assist students and others in the campus community that use our products and services. Our website provides a searchable database of frequently asked questions that we regularly update. This database helps us assist our self-service oriented customers. We also provide students with the ability to contact us via telephone, email and text message for certain services.

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

Bank Partners

We have multiple bank partners that provide depository services for our OneAccounts and other banking functions. We have entered into agreements with Customers Bank, a Pennsylvania state chartered bank, WEX Bank, a Utah industrial bank, or WEX, and Axiom Bank (formerly known as Urban Trust Bank), a federal savings bank, or Axiom. We refer to these banks collectively as our Bank Partners.  In 2013, we ended our relationship with Cole Taylor Bank, an Illinois chartered bank, or Cole Taylor, and began our relationship with Customers Bank.

Our Bank Partners collectively perform various banking functions, including providing and maintaining demand deposit or negotiable order of withdrawal accounts, processing wire transfers, supplying cash for our ATMs, issuing cards and performing various corresponding bank services. We provide processing and other administrative services, including customer services, and maintain responsibility for the technology-related aspects of the OneAccounts. Our Bank Partners’ primary compensation is to retain the investment returns earned on OneAccount deposits. We may earn from each institution a monthly processing fee based on the number of OneAccounts. We are required to keep certain minimum deposit balances. Each of the respective agreements has an initial term of five years, after which each agreement will automatically renew for additional three-year terms unless either party cancels subject to customary notice periods.

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

Technology

We have invested in establishing a secure technology platform to provide us with a flexible and scalable infrastructure. Our technology strategy is to focus our internal resources on proprietary applications while leveraging third party partnerships or purchases for more routine applications. For example, the Refund Management disbursement service and OneAccount platforms include major components of internally developed software, while we partner with third parties to provide banking core processing and transaction processing. (See “Key Relationships with Third Parties” above)

The key modules of our technology platform include:

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

Technology Audits

Our development team, consisting of both in-house and third party contractor team members, develops and tests our proprietary software applications, including our regular software releases. Since 2006, we have conducted technology audits that are designed to identify weaknesses in our information technology infrastructure and to provide recommendations for how to improve it. We incorporate the audit findings into our strategic planning process. Additionally, our CASHNet® Payment Processing suite was most recently certified as PCI-compliant in December 2014. Most of our critical systems have internal redundancy functions and often include secondary sites. On an annual basis, a review of the Refund Management disbursement service and Payment Processing systems is performed.  Type II AT 801 Reporting on Controls at a Service Organization Control (SOC 1) reports are issued, in accordance with AICPA Statement on Standards of Attestation Engagements (SSAE) No. 16.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other agreements and technical measures to protect our technology and intellectual property rights, including our proprietary software.

We have four registered patents and several patent applications in the United States relating to our products and services. In addition, we use a variety of unregistered trademarks and have several registered trademarks in the United States, including Higher One®, Refund Management®, CASHNet® and Campus Labs®. Our domain names include “HigherOne.com,” “HigherOneSupport.com,” “HigherOneAccount.com,” “CASHNet.com,” “CampusLabs.com,” “Tuitionpay.higherone.com” and our proprietary software includes both internal and customer facing applications. See “Part I, Item 1. Business—Technology” of this annual report on Form 10-K for more information. We also license certain intellectual property from third parties.

Our issued patents expire in 2023 and 2024. Our trademark registrations have various expiration dates, but, subject to applicable law at the time, our trademark registrations generally can be renewed or otherwise extended on an ongoing basis based on proper use and formal renewals.

Although our business is not dependent on any single item of our intellectual property portfolio, and no item of our intellectual property is material to the operation of our business, we believe that our intellectual property provides a competitive advantage, and from time to time we have taken steps to enforce our intellectual property rights. See “Part I, Item 3. Legal Proceedings” of this annual report on Form 10-K for more information.

Competition

The market for refund and payment services in the higher education industry is competitive but we do not believe there is a competitor that provides a suite of products and services to the higher education industry that is as comprehensive, integrated and tailored as ours. Other companies, including Nelnet, Inc., PNC Financial Services Group, Inc., Heartland Payment Systems, Inc. and TouchNet Information Systems, Inc., provide refund or payment software, products and services that are competitive to those that we offer. During the third quarter of 2014, Heartland Payment Systems, Inc. announced that it had completed the acquisition of TouchNet Information Systems, Inc. For student banking and debit card services, we compete with national and regional banks and credit unions.  Companies such as TaskStream, LLC, Tk20, Inc., Skyfactor and Nuventive LLC offer data analytics products and services in the higher education industry.

Many of our competitors have substantially greater financial and other resources than we have, may in the future offer a wider range of products and services and may use advertising and marketing strategies that achieve broader brand recognition. At present, however, our products and services remain competitive in their respective markets. In particular, we believe that the functionality and service provided by our Refund Management disbursement service, CASHNet® Payment Processing and Campus Labs® suites of products provide us with a competitive advantage, while the pricing of, and services provided for, our retail banking products are competitive with those of other providers. We continue to enhance our offerings and augment our services through increased customization and creating more personalized options for school administrators.

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

On May 1, 2012, ED published in the Federal Register a notice of intent to establish a negotiated rulemaking committee to draft proposed regulations designed to prevent fraud through the use of electronic fund transfers to students’ bank accounts, ensure proper use of federal financial aid funds, address the use of debit cards and other banking products for disbursing federal financial aid funds, and improve and streamline campus’ financial aid programs. We provided written and oral comments at a hearing held by ED in connection with the negotiated rulemaking process and have provided additional information to ED. On April 16, 2013, ED announced additional topics for consideration, and in early 2014, formed a negotiated rulemaking committee. Our Chief Operating Officer was selected by ED to serve on the committee as a primary negotiator. The committee convened in February, March, April and May of 2014 to discuss and work toward revising existing regulations to potentially address, among other things, consumer safeguards regarding debit and prepaid cards associated with Title IV Cash Management (including fees associated with such debit and prepaid cards), marketing of financial products (including sending unsolicited cards to students and co-branding of the card and materials) by institutions and their preferred banks or contractors, ATM access and availability, revenue sharing arrangements, and the potential for a government-sponsored debit or prepaid card solution. The negotiated rulemaking committee concluded its efforts in May 2014 and a consensus was not reached on any proposed regulations. Since that time, there have been no proposed regulations related to Title IV Cash Management published in the Federal Register; therefore, we believe, should ED issue a Notice of Proposed Rulemaking on Title IV Cash Management regulations, complete the public comment process and publish a final rule in the Federal Register by November 1, 2015, these new Title IV Cash Management related regulations would likely not go into effect until July 1, 2016. Several of the views expressed at the negotiated rulemaking committee sessions were unfavorable to certain of our current business practices.

Our higher education institution clients are subject to FERPA, which provides with certain exceptions that an educational institution that receives any federal funding under a program administered by ED may not have a policy or practice of disclosing education records or “personally identifiable information” from education records, other than directory information, to third parties without the student’s or parent’s written consent. Our higher education institution clients disclose to us certain non-directory information concerning their students, including contact information, student identification numbers and the amount of students’ credit balances pursuant to one or more exceptions under FERPA.

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

Banking Regulations

Our Bank Partners are depository institutions that perform banking-related functions, including providing and maintaining checking accounts for OneAccounts. Funds held in accounts at our Bank Partners are insured by the FDIC up to applicable limits. As FDIC-insured depository institutions, our Bank Partners are subject to comprehensive government regulation and supervision and, in the course of making their services available to our customers, we are required to assist our Bank Partners in complying with certain of their regulatory obligations. Among other laws and regulations, the anti-money laundering provisions of the USA PATRIOT Act require that customer identifying information be obtained and verified whenever a bank account is established. For example, because we facilitate the opening of checking accounts at our Bank Partners on behalf of our customers, we assist our Bank Partners in collecting the customer identification information that is necessary to open an account. In addition, both we and our Bank Partners are subject to the laws and regulations enforced by the Office of Foreign Assets Control, or OFAC, which prohibit U.S. persons from engaging in transactions with certain prohibited persons. As a service provider to insured depository institutions, we are required under federal law to agree to submit to examination by our Bank Partners’ primary federal regulators, which are the FDIC in the case of WEX, the Office of the Comptroller of the Currency, or the OCC, in the case of Axiom and the Federal Reserve in the case of Customers Bank and Cole Taylor. We also are subject to audit by our Bank Partners to ensure that we appropriately comply with our obligations to them. Failure to comply with our responsibilities could negatively affect our operations. Our Bank Partners are required under our respective agreements, and we rely on our Bank Partners’ abilities to comply with state and federal banking regulations. Additionally, we are required to comply with applicable state and federal banking regulations.

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

Regulation E prohibits a financial institution from assessing an overdraft fee for paying ATM and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents, or opts in, to the institution’s payment of overdrafts for these services. We and our Bank Partners comply with this restriction, do not currently offer the opt-in feature to our customers for ATM or one-time debit card transactions, and therefore, do not asses an overdraft fee in these circumstances

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, increased the regulation and oversight of the financial services industry and imposed restrictions on the ability of firms within the industry, including us, to conduct business consistent with historical practices. Among other things, the Dodd-Frank Act created the CFPB to regulate any person engaged in a “financial activity” in connection with a consumer financial product or service, including those, such as us, that process financial services products and services. The CFPB has assumed regulatory authority for many of the consumer protection laws to which we and our Bank Partners are subject and may have direct supervisory authority over us. The CFPB has authority to issue and enforce regulations relating to consumer financial protection designed to prevent unfair, deceptive, and abusive practices in the offering of consumer financial products. In early 2013, the CFPB published a Notice and Request for Information Regarding Financial Products Marketed to Students Enrolled in Institutions of Higher Education, seeking information on how arrangements between higher education institutions and financial institutions could be structured to promote positive financial decision-making among young consumers and information regarding financial products and services that are offered to college students.  In September 2013, the CFPB hosted a forum on this topic at which selected members of the public, including students and representatives from institutions, state government agencies and ED were invited to present; some of the participants expressed opinions that were unfavorable of us.

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

Privacy and Data Regulation

We are subject to laws and regulations relating to the collection, use, retention, security and transfer of personally identifiable information and data regarding our customers and their financial information. In addition, we are bound by our own privacy policies and practices concerning the collection, use and disclosure of user data, which are posted on our website.

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

Compliance

We monitor our compliance through (i) an internal audit program, led by our vice president of internal audit, (ii) our compliance management system, led by our chief compliance officer and (iii) a risk management program, led by our chief risk officer. Our internal audit team works with a third-party internal audit firm to conduct annual reviews to ensure compliance with the regulatory requirements described above. The costs of these audits and the costs of complying with the applicable regulatory requirements are significant. Increased regulatory requirements on our products and services, such as in connection with the matters described above, could materially increase our costs or reduce revenue.

Regulatory Oversight and Inquiries

Because our technology services are provided in connection with the financial products of our Bank Partners, our activities are occasionally reviewed by regulatory agencies to ensure that we do not impermissibly engage in activities that require licensing at the state or federal level or that otherwise may be deemed to be in violation of law. In the ordinary course of business, we receive letters and other inquiries concerning the nature of our business as it applies to state “money transmitter” licensing and regulations from different state regulatory agencies. To date, we have cooperated with such inquiries by explaining the nature of our business, which, to our knowledge, has satisfied the inquiring authorities. We have from time to time provided certain information regarding our business and operations to state attorneys general, congressional members and various other governmental agencies.

Our operations and the operations of our Bank Partners are subject to the jurisdiction and examination of federal, state and local regulatory authorities, including the FDIC with respect to WEX, the OCC with respect to Axiom and the Federal Reserve with respect to Customers Bank and Cole Taylor.

In February 2011, the New York Regional Office of the FDIC notified us that it was prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. We responded to the FDIC’s notification and voluntarily initiated a plan in December 2011, which provided credits to certain current and former customers that were previously assessed certain insufficient fund fees. As a result of this plan, we recorded a reduction in our revenue of approximately $4.7 million in 2011. On August 8, 2012, we received a Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty, or the Consent Order, dated August 7, 2012, issued by the FDIC to settle such alleged violations.  Pursuant to the terms of the Consent Order, we neither admitted nor denied any charges when agreeing to the terms of the Consent Order. Under the terms of the Consent Order, we were required to, among other things, review and revise our compliance management system and, to date, we have substantially revised our compliance management system. Additionally, the Consent Order provided for restrictions on the charging of certain fees. The Consent Order further provided that we shall make restitution to less than 2% of our customers since 2008 for fees previously assessed, which restitution has been completed through the voluntary customer credit plan described above, and we paid a civil money penalty of $0.1 million.  We remain subject to the jurisdiction and examination of the FDIC and further action could be taken to the extent we do not comply with the terms of the Consent Order or if the FDIC were to identify additional violations of certain applicable laws and regulations.

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

Approximately 55% of the OneAccounts are held at our bank partner regulated by the FDIC and we will need to consider voluntarily providing restitution to those OneAccounts held at that bank partner. In the event we do provide restitution to these OneAccounts on the same basis as an order from the Board of Governors or if the FDIC were to elect to seek a similar administrative action against us as has been proposed by the staff of the Board of Governors, it is reasonably possible that our loss related to this matter will increase accordingly and increase our total exposure by an additional restitution amount of approximately $35 million, or approximately $70 million in total.

During the year ended December 31, 2014, we recorded a liability of $8.75 million related to this matter, which is shown as a reduction of revenue on our consolidated statement of operations. While we believe that it is probable that we will have a loss related to this regulatory matter, in view of the inherent difficulty of predicting the outcomes of regulatory matters, we cannot predict the eventual outcome of this pending matter, the timing of the ultimate resolution of this matter or an exact amount of loss associated with this matter. The liability reflects the minimum amount we expect to pay related to this matter, although, there is a reasonable possibility that the liability will increase in future periods. The ultimate amount of restitution or civil money penalties is subject to many uncertainties and therefore impossible to predict. As disclosed in “Note 11 – Credit Facility” of our consolidated financial statements, we amended our Credit Facility in February 2015. The amendment allows, among other things, for the payment of up to $75 million in connection with the resolution of the regulatory matters described above.

Employees

As of December 31, 2014, we had approximately 1,300 employees, including temporary seasonal employees we add to supplement our customer service department, during periods of peak activity. None of our employees is a member of any labor union or subject to any collective bargaining agreement and we have never experienced any business interruption as a result of a labor dispute.

Executive Officers of the Registrant

The following table sets forth information about individuals who currently serve, or during 2014 served, as our executive officers.

Name	Age	Title
Marc Sheinbaum	57	Chief Executive Officer, President and Director (appointed on April 16, 2014)
Mark Volchek	37	Chief Executive Officer, President and Director (resigned as Chief Executive Officer and President on April 15, 2014)
Miles Lasater	37	President (resigned on January 9, 2014), Chairman of the Board of Directors (resigned on June 11, 2014)
Christopher Wolf	53	Chief Financial Officer
Casey McGuane	39	Chief Operating Officer
Robert Reach	58	Chief Sales Officer

Set forth below is certain biographical information for each of these individuals.

Marc Sheinbaum has served as  Chief Executive Officer and President of Higher One and a member of our Board since April 16, 2014. Mr. Sheinbaum is an experienced leader and general manager with over 25 years of consumer financial services experience.  From 2007 to 2013, Mr. Sheinbaum served as President and CEO of JPMorgan Chase's auto and student loans business, and previously held the position of President and CEO of GE Money Services.  Mr. Sheinbaum holds a BS from State University of New York at Albany and an MBA from New York University.

Christopher Wolf has served as our Chief Financial Officer since March 2013. From 2007 to 2011, Mr. Wolf served as executive vice president and chief financial officer of publicly-traded Acxiom Corporation, where he had full responsibility for leadership of the corporate finance organization of that multinational marketing services and information management company. From 2011 to 2012, he served as executive vice president and chief financial officer of First Advantage Background Services, a privately held talent acquisition enterprise. Over the last two decades, he has held executive and senior advisory positions with Catalina Marketing Corporation and Boulder Brands Inc., among other companies. Mr. Wolf holds a BS in Accounting from Florida State University and a Master of Accounting degree from the University of North Carolina.

Casey McGuane has been our Chief Operating Officer since July 2013. He joined Higher One in 2000 and served as our chief service officer from January 2009 until July 2013. Since July 2009, Mr. McGuane has served as a director of the Connecticut Association of Human Services, a not-for-profit organization in Hartford, Connecticut, and has served as president of the board since July 2013. Mr. McGuane holds a BA in psychology from the University of Rhode Island.

Robert Reach has been our chief sales officer since 2009 and our vice president of sales from 2004 to 2009. He served as the vice president of sales for Metatec Corporation from 1995 to 1997. Additionally, from 2000 to 2001, Mr. Reach served as director of partner relations for HNC Software, an industry leader in credit card fraud prevention and analytic software. Mr. Reach holds a BA in English from Franklin and Marshall College.

Mark Volchek is one of our founders and served as Chief Executive Officer and President until April 2014. From 2002 until May 2012, he served as chairman of our board, and from 2002 until June 2012, he served as our chief financial officer. From 2000 to 2002, he served as our chief executive officer. Mr. Volchek is a founding officer of the Yale Entrepreneurial Society, a not-for-profit organization that promotes entrepreneurship among Yale students, faculty and alumni and served on its board from 1999 to 2010. From 2007 until 2014, Mr. Volchek was the chairman of the board of the Tweed New Haven Airport Authority. Other past civic roles have included positions on the New Haven Economic Development Commission and the Regional Growth Partnership strategic planning committee. Mr. Volchek holds a BA and an MA in economics from Yale University.

Miles Lasater is one of our founders and has been a Director of Higher One since 2003. He served as our President from 2012 until early 2014 and as our Chief Operations Officer from 2000 until 2013. Mr. Lasater serves on the boards of Yale New Haven Hospital, SeeClickFix and the Yale Humanist Community.  He was a founding officer and board member of the Yale Entrepreneurial Society and has been a board member of the Yale Entrepreneurial Institute since 2008. Both are organizations at Yale University that promote entrepreneurship among Yale students, faculty and alumni. Mr. Lasater holds a BA in computer science from Yale University. Mr. Lasater is currently serving as a Lecturer in the Practice of Entrepreneurship at the Yale School of Management.

Available Information

The Securities and Exchange Commission, or SEC, maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. We file annual reports, quarterly reports, current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The public can obtain any documents that we file with the SEC at http://www.sec.govor may read and copy any of these materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Our operations and the operations of our Bank Partners are subject to the jurisdiction and examination of federal, state and local regulatory authorities, including the FDIC, which is WEX Bank’s primary federal regulator, the OCC, which is Axiom’s primary federal regulator, and the Federal Reserve Bank, which is Customers Bank and Cole Taylor’s primary federal regulator. Our business practices, including the terms of our products, are reviewed and approved by our Bank Partners and subject to both periodic and special reviews by such regulatory authorities, which can range from investigations into specific consumer complaints or concerns to broader inquiries into our practices generally. We and our Bank Partners are subject to ongoing and routine examination by the FDIC, OCC and Federal Reserve Bank.  If, as part of any ongoing or future examination or review, the regulatory authorities conclude that we are not complying with applicable laws or regulations, they could request or impose a wide range of remedies, including, but not limited to, requiring changes to the terms of our products (such as decreases in fees or changes to the manner in which OneAccounts are marketed to students), the imposition of fines or penalties or the institution of enforcement proceedings or other similar actions against us alleging that our current or past practices constitute unfair or deceptive acts or practices. As part of an enforcement action, the regulators can seek restitution for affected customers and impose civil money penalties. In addition, negative publicity relating to any specific inquiry or investigation or any related fine could adversely affect our stock price, our relationships with various industry participants, including our Bank Partners, or our ability to attract new clients and retain existing clients, which could have a material adverse effect on our business, financial condition and results of operations.

In February 2011, the New York Regional Office of the FDIC notified us that it was prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. We responded to the FDIC’s notification and voluntarily initiated a plan in December 2011, which provided credits to certain current and former customers that were previously assessed certain insufficient fund fees. As a result of this plan, we recorded a reduction in our revenue of approximately $4.7 million in 2011. On August 8, 2012, we received a Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty, or the Consent Order, dated August 7, 2012, issued by the FDIC to settle such alleged violations.  Pursuant to the terms of the Consent Order, we neither admitted nor denied any charges when agreeing to the terms of the Consent Order. Under the terms of the Consent Order, we were required to, among other things, review and revise our compliance management system and, to date, we have substantially revised our compliance management system. Additionally, the Consent Order provided for restrictions on the charging of certain fees. The Consent Order further provided that we shall make restitution to less than 2% of our customers since 2008 for fees previously assessed, which restitution has been completed through the voluntary customer credit plan described above, and we paid a civil money penalty of $0.1 million.  We remain subject to the jurisdiction and examination of the FDIC and further action could be taken to the extent we do not comply with the terms of the Consent Order or if the FDIC were to identify additional violations of certain applicable laws and regulations.

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

Approximately 55% of the OneAccounts are held at our bank partner regulated by the FDIC and we will need to consider voluntarily providing restitution to those OneAccounts held at that bank partner. In the event we do provide restitution to these OneAccounts on the same basis as an order from the Board of Governors or if the FDIC were to elect to seek a similar administrative action against us as has been proposed by the staff of the Board of Governors, it is reasonably possible that our loss related to this matter will increase accordingly and increase our total exposure by an additional restitution amount of approximately $35 million, or approximately $70 million in total.
During the year ended December 31, 2014, we recorded a liability of $8.75 million related to this matter, which is shown as a reduction of revenue on our consolidated statement of operations. While we believe that it is probable that we will have a loss related to this regulatory matter, in view of the inherent difficulty of predicting the outcomes of regulatory matters, we cannot predict the eventual outcome of this pending matter, the timing of the ultimate resolution of this matter or an exact amount of loss associated with this matter. The liability reflects the minimum amount we expect to pay related to this matter, although, there is a reasonable possibility that the liability will increase in future periods. The ultimate amount of restitution or civil money penalties is subject to many uncertainties and therefore impossible to predict.  As disclosed in “Note 11 – Credit Facility” of our consolidated financial statements, we amended our Credit Facility in February 2015.  The amendment allows, among other things, for the payment of up to $75 million in connection with the resolution of the regulatory matters described above.
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

Please also refer to the "Regulatory Matters" section within, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview" of this annual report on Form 10-K for information related to the notification that we received from the Staff of the Board of Governors of the Federal Reserve System which asserted violations of the Federal Trade Commission Act.

In a separate regulatory matter we are currently considering the merits of voluntarily refunding certain fees previously assessed to accountholders as a result of a separate compliance examination which was completed in 2013.

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

On May 1, 2012, ED published in the Federal Register a notice of intent to establish a negotiated rulemaking committee to draft proposed regulations designed to prevent fraud through the use of electronic fund transfers to students’ bank accounts, ensure proper use of federal financial aid funds, address the use of debit cards and other banking products for disbursing federal financial aid funds, and improve and streamline campus’ financial aid programs. We provided written and oral comments at a hearing held by ED in connection with the negotiated rulemaking process and have provided additional information to ED. On April 16, 2013, ED announced additional topics for consideration, and in early 2014, formed a negotiated rulemaking committee. Our Chief Operating Officer was selected by ED to serve on the committee as a primary negotiator. The committee convened in February, March, April and May of 2014 to discuss and work toward revising existing regulations to potentially address, among other things, consumer safeguards regarding debit and prepaid cards associated with Title IV Cash Management (including fees associated with such debit and prepaid cards), marketing of financial products (including sending unsolicited cards to students and co-branding of the card and materials) by institutions and their preferred banks or contractors, ATM access and availability, revenue sharing arrangements, and the potential for a government-sponsored debit or prepaid card solution. The negotiated rulemaking committee concluded its efforts in May 2014 and a consensus was not reached on any proposed regulations. Since that time, there have been no proposed regulations related to Title IV Cash Management published in the Federal Register; therefore, we believe, should ED issue a Notice of Proposed Rulemaking on Title IV Cash Management regulations, complete the public comment process and publish a final rule in the Federal Register by November 1, 2015, these new Title IV Cash Management related regulations would likely not go into effect until July 1, 2016. Several of the views expressed at the negotiated rulemaking committee sessions were unfavorable to certain of our current business practices. In the event that new rules are promulgated which alter, restrict or prohibit our ability to offer and provide our services to higher education institutions and students in the manner that we currently provide them, our business, financial condition and results of operations could be materially and adversely affected.

FERPA. Our higher education institution clients are subject to FERPA, which provides, with certain exceptions, that an educational institution that receives any federal funding under a program administered by ED may not have a policy or practice of disclosing education records or “personally identifiable information” from education records, other than directory information, to third parties without the student’s or parent’s written consent. Our higher education institution clients that use the Refund Managements disbursement services disclose to us certain non-directory information concerning their students, including contact information, student identification numbers and the amount of students’ credit balances. Additionally, our higher education institution clients that use Campus Labs® products also share personally identifiable information with us. We believe that our higher education institution clients may disclose this information to us without the students’ or their parents’ consent pursuant to one or more exceptions under FERPA. However, if ED asserts that we do not fall into one of these exceptions or if future changes to legislation or regulations require student consent before our higher education institution clients can disclose this information to us, a sizeable number of students may cease using our products and services, which could materially and adversely affect our business, financial condition and results of operations.

Additionally, as we are indirectly subject to FERPA, we may not permit the transfer of any personally identifiable information to another party other than in a manner in which a higher education institution may disclose it. In the event that we re-disclose student information in violation of this requirement, FERPA requires our clients to suspend our access to any such information for a period of five years. Any such suspension could have a material adverse effect on our business, financial condition and results of operations.

State Laws. We may also be subject to similar state laws and regulations including those that restrict higher education institutions from disclosing certain personally identifiable information of students. State attorneys general and other enforcement agencies may monitor our compliance with state and federal laws and regulations that affects our business including those pertaining to higher education and banking and conduct investigations of our business that are time consuming and expensive and could result in fines and penalties that have a material adverse effect on our business, financial condition and results of operations. In July 2014, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts pursuant to the Commonwealth's Consumer Protection Act. The Massachusetts Attorney General has informed us that its investigation relates to our debt collection practices. We provided the information requested by the civil investigative demand, which included information and records about our company and certain of our business practices, particularly as they relate to Massachusetts residents, institutions of higher education located in Massachusetts, and students who attended those institutions. We cannot predict whether we will become subject to any action by the Massachusetts Attorney General or any other state agencies.

Additionally, individual state legislatures may propose and enact new laws that restrict or otherwise affect our ability to offer our products and services as we currently do, which could have a material adverse effect on our business, financial condition and results of operations. For example, the legislation has been introduced in the State of Oregon which may further regulate the disbursement of financial aid refunds and associated financial products and services.

Regulation of OneAccounts

Anti-Money Laundering; USA PATRIOT ACT; Office of Foreign Assets Control. Our Bank Partners, are insured depository institutions and funds held by them are insured by the FDIC up to applicable limits. As insured depository institutions, our Bank Partners are subject to comprehensive government regulation and supervision and, in the course of making their services available to our customers, we are required to assist our bank partners in complying with certain of their regulatory obligations. In particular, the anti-money laundering provisions of the USA PATRIOT Act require that customer identifying information be obtained and verified whenever a checking account is established. For example, because we facilitate the opening of checking accounts at our Bank Partners on behalf of our customers, we assist our bank partners in collecting the customer identification information that is necessary to open an account. In addition, both we and our Bank Partners are subject to the laws and regulations enforced by the Office of Foreign Assets Control, or OFAC, which prohibit U.S. persons from engaging in transactions with certain prohibited persons. Our failure to comply with any of these laws or regulators could materially and adversely affect our business, financial credit and results of operations.

Compliance; Audit. As a service provider to insured depository institutions, we are required under applicable federal and state laws to agree to submit to examination by our Bank Partners’ regulators. We also are subject to audit by our Bank Partners to ensure that we comply with our obligations to them appropriately. Failure to comply with our responsibilities properly could negatively affect our operations. Our Bank Partners are required under our respective agreements, and we rely on our Bank Partners’ ability to, comply with state and federal banking regulations. The failure of our bank partners to maintain regulatory compliance could result in significant disruptions to our business and have a material adverse effect on our business, financial condition and results of operations.

Electronic Fund Transfer Act; Regulation E. Our Bank Partners provide depository services for OneAccounts through a private label relationship. We provide processing services for OneAccounts for our Bank Partners. These services are subject to, among other things, the requirements of the Electronic Fund Transfer Act and the CFPB’s Regulation E, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of ATMs, debit cards and certain other electronic banking services. We may assist our bank partners with fulfilling their compliance obligations pursuant to these requirements. See “Fees for financial services are subject to increasingly intense legislative and regulatory scrutiny, which could have a material adverse effect on our business, financial condition, results of operations and prospects for future growth” below in this annual report on Form 10-K for additional discussion. Failure to comply with applicable regulations could materially and adversely affect our business, financial condition and results of operations.

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

Privacy and Data Regulation

We are subject to laws and regulations relating to the collection, use, retention, security and transfer of personally identifiable information and data regarding our customers and their financial information. In addition, we are bound by our own privacy policies and practices concerning the collection, use and disclosure of user data, which are posted on our website.

In conjunction with the disbursement, payroll and tuition payment services we make available through our Bank Partners, we collect certain information from our customers (such as bank account and routing numbers) to transmit to our bank partners. Our bank partners use this information to execute the funds transfers requested by our customers, which are effected primarily by means of ACH networks and other wire transfer systems, such as FedWire. To the extent the data required by these electronic funds networks change, the information that we will be required to request from our clients may also change.

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

New legislation and regulations in this area have been proposed, both at the federal and state level. Such measures, including pending Federal legislation, would potentially impose additional obligations on us, including requiring that we provide notifications to consumers and government authorities in the event of a data breach or unauthorized access or disclosure, beyond what state law already requires. These laws and regulations could cause us to incur substantial costs or require us to change our business practices any of which could materially and adversely affect our business, financial condition and results of our operations.

Compliance

We monitor our compliance through (i) an internal audit program, led by our vice president of internal audit, (ii) our compliance management system, led by our chief compliance officer and (iii) a risk management program, led by our chief risk officer. Our internal audit team works with a third-party internal audit firm to conduct annual reviews to ensure compliance with the regulatory requirements described above. The costs of these audits and the costs of complying with the applicable regulatory requirements are significant. Increased regulatory requirements on our products and services, such as in connection with the matters described above, could materially increase our costs or reduce revenue.

It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. The imposition of any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business. In addition, many of these laws and regulations are evolving, unclear and inconsistent across various jurisdictions. If we were deemed to be in violation of any laws or regulations that are currently in place or that may be promulgated in the future, including but not limited to those described above, we could be exposed to financial liability and negative publicity or forced to change our business practices or stop offering some of our products and services. We also could face significant legal fees, delays in extending our product and services offerings and damage to our reputation that could harm our business and reduce demand for our products and services. Even if we are not required to change our business practices, we could be required to obtain licenses or regulatory approvals that could cause us to incur substantial legal fees, costs and delays.

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

The Dodd-Frank Act also required changes to the manner in which merchants accept and process certain debit- and credit-card transactions. Specifically, the Dodd-Frank Act, subject to certain exemptions, requires the Federal Reserve to impose limits on debit card interchange fees tied principally to the cost of processing the transaction, which may have the result of decreasing revenue to debit card issuers and processors. On October 1, 2011, the Federal Reserve’s final rule implementing these limits on debit card interchange fees became effective. Issuers such as our Bank Partners that, together with their affiliates, have less than $10 billion in assets are exempt from the debit card interchange fee standards, although they are subject to other provisions of the Dodd-Frank Act, including the prohibitions on network exclusivity and routing restrictions. Nevertheless, it is anticipated that smaller issuers, such as our Bank Partners, may also be impacted. Some federal, state, and local government-administered payment programs that use debit cards are exempt from this interchange fee restriction.

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

The scope and impact of many of the Dodd-Frank Act’s provisions, including those noted above, will continue to be determined through the rule making process. As a result, we cannot predict the ultimate impact of the Dodd-Frank Act on us or our Bank Partners at this time, nor can we predict the impact or substance of other future legislation or regulation. However, we believe that the Dodd-Frank Act and other changes in regulation and legislation under consideration by the states could affect how we and our Bank Partners operate by significantly reducing the interchange fees, ATM fees, non-sufficient fund fees, other banking services fees and convenience fees charged in respect of our services and that are important to our financial results. These regulatory and legislative changes could also increase our costs, impede the efficiency of our internal business processes or limit our ability to pursue business opportunities in an efficient manner. The occurrence of any of these risks could materially and adversely affect our business, financial condition and results of operations.

We rely on our Bank Partners for certain banking services, and a change in the relationships, or difficulties implementing our program, with our Bank Partners or their failure to comply with certain banking regulations could materially and adversely affect our business.

As the provider of FDIC-insured depository services for all OneAccounts, as well as other banking functions, such as supplying cash for our ATM machines, our bank partners provide third-party services that are critical to our student-oriented banking services. We have within the past few years experienced turnover with respect to our bank partners, which presents certain risks and uncertainties. For example, on February 8, 2013, we agreed to a mutual termination with Cole Taylor of our deposit Processing Services Agreement to be effective August 30, 2013 and on July 11, 2013, we entered into an agreement with Customers Bank under which it currently provides deposit services as a bank partner. In connection with transitioning bank partners, we made certain changes to our practices and operations, and could be required to make further changes in the future. Should we encounter any difficulties in on-boarding, retaining or transitioning bank partners, we may not be able to continue offering the OneAccount in the same manner as we do now, which could have a material adverse effect on our business, financial condition and results of operations. Further, in the future, if we are not able to transition the functions performed by our then current bank partners to another financial institution, or, to the extent necessary, replace a current bank partner, we may not be able to continue offering the OneAccount in the same manner as we do now, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, if any material adverse event were to affect any of our bank partners or future bank partners, including, but not limited to, a significant decline in financial condition, a decline in the quality of service, loss of deposits, a change in deposit classification related to the OneAccounts, inability to comply with applicable banking and financial service regulatory requirements, systems failure or inability to pay us fees, our business, financial condition and results of operations could be materially and adversely affected. There is also a risk that the terms of our services agreement with future bank partners may not be as favorable to us as our current agreements. The aggregate impact of any of these risks could have a material adverse effect on our business, financial condition and results of operations.

Our operating results may suffer because of competition in the industries in which we do business.

The market for our products and services is competitive, continually evolving and, in some cases, subject to rapid technological change. Our disbursement services compete against all forms of payment, including paper-based transactions (principally cash and checks), electronic transactions such as wire transfers and Automated Clearing House, or ACH, payments and other electronic forms of payment, including card-based payment systems. Many competitors, including TouchNet Information Systems, Inc., PNC Financial Services Group, Inc., Heartland Payment Systems, Inc. and Nelnet, Inc., provide payment software, products and services that compete with those we offer. During the third quarter of 2014, Heartland Payment Systems, Inc. announced that it had completed the acquisition of TouchNet Information Systems, Inc. In addition, our OneAccount, which we provide through our Bank Partners, also competes with banks active in the higher education market, including national, regional and local banks. Future competitors may begin to focus on higher education institutions in a manner similar to us.

Many of our competitors have substantially greater financial and other resources than we have, may in the future offer a wider range of products and services and may use advertising and marketing strategies that achieve broader brand recognition or acceptance. In addition, our competitors may develop new products, services or technologies that render our products, services or technologies obsolete or less marketable. If we cannot continue to compete effectively against our competitors in any of our product offerings, our business, financial condition and results of operations will be materially and adversely affected.

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

Establishing new client relationships and maintaining current ones are also essential components of our strategy for attracting new student customers, deepening the relationship we have with existing customers and maximizing customer usage of our products and services. A reduction in enrollment, a failure to attract and maintain student customers, as well as any future demographic or other trends that reduce the number of higher education students could materially and adversely affect our capability for both revenue and cash generation and, as a result, could have a material adverse effect on our business, financial condition and results of operations. For example, since 2012, we have experienced a decrease in the proportion of OneAccounts that received a financial aid refund as well as a decrease in refund sizes compared to the prior periods. These decreases had a negative impact on our results of operations during the second half of the year ended December 31, 2013 and the year ended December 31, 2014 and we continue to lack visibility into these enrollment trends, which could have a further negative impact on our results of operations if this trend continues.

Our business and future success may suffer if we are unable to cross-sell our products and services.

A significant component of our growth strategy is dependent on our ability to cross-sell products and services to new and existing higher education institution clients. In particular, our growth strategy depends on our ability to successfully cross-sell our disbursement, payments and data analytics services to clients that do not already use our entire suite of products. We may not be successful in cross-selling our products and services because our clients may find our additional products and services unnecessary or unattractive. Our failure to sell additional products and services to new and existing clients could have a material adverse effect on our prospects, business, financial condition and results of operations.

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

Our success will depend in part upon the ability of our executive officers to manage growth effectively. Our ability to grow also depends upon our ability to successfully hire, train, supervise, and manage new employees, obtain financing for our capital needs, maintain and expand our systems effectively, control increasing costs, allocate our human resources optimally, maintain clear lines of communication between our operational functions and our finance and accounting functions, and manage the pressures on our management and administrative, operational and financial infrastructure. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we face as we continue to expand our operations or that we will be able to manage growth effectively or achieve further growth at all. If our business does not continue to grow or if we fail to effectively manage any future growth, our business, financial condition and results of operations could be materially and adversely affected.

We depend on key members of management and our founders and the loss of their services could have a material adverse effect on our business.

We have historically depended on the efforts, skill and reputations of our founders and senior executive team, including Marc Sheinbaum (Chief Executive Officer and President) Mark Volchek (Founder, and former Chief Executive Officer and President), Miles Lasater (Founder and former Chairman), Casey McGuane (Chief Operating Officer), Robert Reach (Chief Sales Officer) and Christopher Wolf (Chief Financial Officer). We do not currently maintain key person life insurance policies with respect to our executive officers. None of our executive officers have entered into employment agreements with us that would prevent them from terminating their involvement with us at any time and/or pursuing other opportunities at a time of increased public and regulatory scrutiny of the refund disbursement market. In 2014, Messrs. Volchek and Lasater ended their roles as Chief Executive Officer and President, respectively, and each continued to work for the company on a part time basis until December 31, 2014. The retirement of Messrs. Volchek and Lasater or the loss of any of our other executive officers or other members of management could have a material adverse effect on our ability to manage our company, growth prospects, business, financial condition and results of operations. In addition, our success also depends on our ability to continue to attract, manage, and retain other qualified management, as well as technical and operational personnel. We may not be able to continue to attract and retain such personnel in the future, which could adversely impact our business.

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

Through our SmartPay service, which we acquired in connection with our acquisition of Informed Decisions Corporation in 2009, and our NetPay and TPP services, which we acquired from Sallie Mae in May 2013, some of our higher education institution clients charge convenience fees to students, parents or other payers who make online payments using a credit or debit card. In light of the ongoing legislative efforts at financial regulatory reform, we examined the laws and regulations related to convenience fees. We found that these laws and regulations vary from state to state and certain states, including California, Massachusetts and New York, have laws that to varying degrees prohibit the imposition of a surcharge on a credit or debit cardholder who elects to use a credit or debit card in lieu of payment by cash, check or other means. The penalties for violating these laws vary and certain states impose fines that could be significant.

We are not aware of any enforcement or civil action against a higher education institution or a third party service provider for charging convenience fees. We have nevertheless worked with our higher education institution clients to ensure that we can continue to provide the services they demand, while ensuring we are in compliance with these laws and regulations prospectively. If one or more states or other parties initiate an action against us, we could be subject to a claim for significant fines or damages. Moreover, the beginning of any such action could disrupt our operations or result in negative publicity, which could diminish our ability to attract new clients and retain existing clients, and could materially and adversely affect our prospects, business, financial condition and results of operations.

Our business depends on the current government financial aid regime that relies on the outsourcing of financial aid disbursements through higher education institutions.

In general, the U.S. federal government distributes financial aid to students through higher education institutions as intermediaries. Our Refund Management disbursement service provides our higher education institution clients an electronic system for improving the administrative efficiency of this refund disbursement process. If the government, through legislation or regulatory action, restructures the existing financial aid regime in such a way that reduces or eliminates the intermediary role played by financial institutions serving higher education institutions or limits or regulates the role played by service providers such as us, our business, results of operations and prospects for future growth could be materially and adversely affected.

A change in the availability of financial aid, as well as U.S. budget constraints, could materially and adversely affect our financial performance by reducing demand for our services.

The higher education industry depends heavily upon the ability of students to obtain financial aid. As part of our contracts with our higher education institution clients that use Refund Management disbursement services, students’ financial aid and other refunds are sent to us for disbursement. The fees that we charge most of our Refund Management disbursement service higher education institution clients are based on the number of financial aid disbursements that we make to students. In addition, our relationships with Refund Management disbursement service higher education institution clients provide us with a market for OneAccounts, from which we derive a significant proportion of our revenues. Consequently, a change in the availability or amount of financial aid that restricted client use of our Refund Management disbursement service or otherwise limited our ability to attract new higher education institution clients could materially and adversely affect our financial performance. Also, decreases in the amount of financial aid disbursements from higher education institutions to students could materially and adversely affect our financial performance. Future legislative and executive branch efforts to reduce the U.S. federal budget deficit or worsening economic conditions may require the government to severely curtail its financial aid spending, which could materially and adversely affect our business, financial condition and results of operations.

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

We operate in a changing and unpredictable regulatory environment. If we are subject to new legislation, industry standards or software upgrades regarding the operation of our ATMs, we could be required to make substantial expenditures to comply.

The U.S. ATM industry is regulated by the rules and regulations of the federal Electronic Funds Transfer Act, which establishes the rights, liabilities, and responsibilities of participants in the electronic funds transfer system. The vast majority of states have few, if any, licensing requirements. However, legislation related to the U.S. ATM industry is periodically proposed at the state and local level. In recent years, certain members of the U.S. Congress called for a re-examination of the interchange and surcharge fees that are charged for an ATM transaction.  If regulation or legislation is passed regarding ATMs, it could limit the fees we receive from our ATMs, force us to replace and or stop operating our ATMs entirely or until such time compliance is achieved or require us to make substantial expenditures to be compliant with such regulation and could reduce our revenue or net income.  In addition, the cost of compliance with applicable industry standards and software upgrades for our fleet of ATMS could have a material adverse impact on our business and operations.

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

Any intellectual property claim against us could be expensive and time consuming to defend. Insurance may not cover or be insufficient to fully cover such a claim, or may not be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby having a material adverse effect on our business, financial condition and results of operations. Even if we have an indemnification arrangement with a third-party to indemnify us against an intellectual property claim, such indemnifying party may  not uphold its contractual obligations to us. If any infringement or other intellectual property claim that is brought against us is successful, our business, operating results and financial condition could be materially and adversely affected.

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

Breaches of security measures, unauthorized access to or disclosure of data relating to our clients or student OneAccount holders, computer viruses or unauthorized software (malware), fraudulent activity, and infrastructure failures could materially and adversely affect our reputation or harm our business.

In recent years, companies that process and transmit cardholder information have been specifically and increasingly targeted by sophisticated criminal organizations in an effort to obtain the information and utilize it for fraudulent transactions. The encryption software and the other technologies we use to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches. The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers.

Unauthorized access to our computer systems, or those of our third-party service providers, could result in the theft or publication of the information or the deletion or modification of sensitive records, and could cause interruptions in our operations. Any inability to prevent security breaches could damage our relationships with our merchant customers, cause a decrease in transactions by individual cardholders, expose us to liability including claims for unauthorized purchases, and subject us to network fines. These claims also could result in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. Any material increase in our costs resulting from additional regulatory burdens being imposed upon us or litigation could have a material adverse effect on our operating revenues and profitability.

In addition, our higher education institution clients and student OneAccount holders disclose to us certain “personally identifiable” information, including student contact information, identification numbers and the amount of credit balances, which they expect we will maintain in confidence. It is possible that hackers, customers or employees acting unlawfully or contrary to our policies, or other individuals, could improperly access our or our vendors’ systems and obtain or disclose data about our customers. Further, because customer data may also be collected, stored, or processed by third-party vendors, it is possible that these vendors could intentionally, negligently or otherwise disclose data about our clients or customers.

We rely to a large extent upon sophisticated information technology systems, databases, and infrastructure, and take reasonable steps to protect them. However, due to their size, complexity, content and integration with or reliance on third-party systems they are vulnerable to breakdown, malicious intrusion, natural disaster and random attack, all of which pose a risk of exposure of sensitive data to unauthorized persons or to the public.

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

Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

Further, computer viruses or malware could infiltrate our systems, thus disrupting our delivery of services and making our applications unavailable. Although we utilize several preventative and detective security controls in our network, they may be ineffective in preventing computer viruses or malware that could damage our relationships with our merchant customers, cause a decrease in transactions by individual cardholders, or cause us to be in non-compliance with applicable network rules and regulations.

In addition, a significant incident of fraud or an increase in fraud levels generally involving our products, such as our debit MasterCard ATM cards, could result in reputational damage to us, which could reduce the use of our products and services. Such incidents could also lead to a large financial loss as a result of the protection for unauthorized purchases we provide to OneAccount customers given that we are liable to our Bank Partners for any uncollectable accountholder overdrafts and any other losses due to fraud or theft. Such incidents of fraud could also lead to regulatory intervention, which could increase our compliance costs. Compliance with the various complex laws and regulations is costly and time consuming, and failure to comply could have a material adverse effect on our business. Additionally, increased regulatory requirements on our services may increase our costs, which could materially and adversely affect our business, financial condition and results of operations. Accordingly, account data breaches and related fraudulent activity could have a material adverse effect on our future growth prospects, business, financial condition and results of operations.

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

The SEC has informed us that it opened an investigation on January 20, 2015 into the adequacy of our disclosures of cybersecurity risks.  In connection with this investigation into the adequacy of our disclosures, the SEC issued a subpoena to the Company, on January 22, 2015, seeking documents related to our cybersecurity, including, among other things, documents related to cybersecurity policies, procedures, practices and training materials; risk assessments, audits, tests or reviews; monetary and other resources allocated to cybersecurity; any cybersecurity incidents and any costs or damages associated with cybersecurity incidents; and insurance policies that cover or mitigate our cybersecurity risk.  We are complying with the subpoena and are producing responsive documents to the SEC.  We are not aware of any issue or event that caused the SEC to open the investigation, but responding to an investigation of this type can be both costly and time-consuming and at this time we are unable to estimate either the likelihood of a favorable or unfavorable outcome of this matter or the potential cost or exposure to the Company.

We maintain a significant amount of cash within our ATMs, which is subject to potential loss due to theft or other events, including natural disasters.

Any loss of cash from our ATMs is generally our responsibility. We typically require that our service providers, who either transport the cash or otherwise have access to the ATM safe, maintain adequate insurance coverage in the event cash losses occur as a result of theft, misconduct or negligence on the part of such providers. Cash losses at the ATM could occur in a variety of ways, such as natural disaster (hurricanes, floods, etc.), fires, vandalism, and theft. While we maintain insurance policies to cover a significant portion of any losses that may occur that are not covered by the insurance policies maintained by our service providers, such insurance coverage is subject to deductibles, exclusions and limitations that may leave us bearing some or all of those losses. Any increase in the frequency and/or amounts of theft and other losses could negatively impact our operating results by causing higher deductible payments and increased insurance premiums.

Providing disbursement services to higher education institutions is an uncertain business; if the market for our products does not continue to develop, we will not be able to grow this portion of our business.

Our continued success will depend, in part, on our ability to generate revenues by providing financial transaction services to higher education institutions and their students. The market for these services has evolved and the long-term viability and profitability of this market is unproven. Our business will be materially and adversely affected if we do not develop and market products and services that achieve and maintain market acceptance. Outsourcing disbursement services may not become as widespread in the higher education industry as we anticipate, and our products and services may not achieve continued commercial success. In addition, higher education institution clients could discontinue using our services and return to in-house disbursement and payment solutions. If outsourcing disbursement services does not become widespread or if higher education institution clients return to their prior methods of disbursement, our growth prospects, business, financial condition and results of operations could be materially and adversely affected.

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

We have acquired, and may in the future acquire, businesses, technologies, services, product lines and other assets, such as our acquisition of Sallie Mae’s Campus Solutions division in May 2013. The successful integration of these businesses, or any business, technology, service, product line or other asset that we may acquire in the future, on a cost-effective basis, may be critical to our future performance. There are a number of risks and uncertainties associated with such integration, including but not limited to the following: we may not be able to achieve expected synergies and operating efficiencies regarding the acquisition within the expected time-frames or at all and to successfully integrate the acquired business operations; such integration may be more difficult, time-consuming or costly than expected; we may not be successful in converting new clients gained through acquisitions to our own products and services or in cross-selling our products and service to such clients; revenues following the transaction may be lower than expected; operating costs, client and customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) may be greater than expected following the transaction; we may have difficulty retaining certain key employees in the acquired business; and we may be subject to legal proceedings that may be instituted against the parties and others related to the acquisition agreement and the amount of the costs, fees, expenses and charges related to the acquisition. If we do not successfully integrate a strategic acquisition, or if the benefits of a particular transaction do not meet the expectations of financial or industry analysts, the market price of our common stock may decline. Even if we successfully integrate assets or businesses we may acquire, we may incur substantial expenses and devote significant management time and resources in seeking to complete and integrate an acquisition, the acquired business may not perform as we expect or enhance the value of our business as a whole.

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

One or more of our issued patents or pending patent applications may be categorized as so-called “business method” patents. The general validity of software patents and business method patents has been challenged in a number of jurisdictions, including the United States. On June 28, 2010, the United States Supreme Court determined that a certain “business method” amounting to abstract ideas was not patentable and on June 19, 2014 the United States Supreme Court further held that implementing an abstract idea on a computer does not make it patent eligible. Although the Court’s decision provides little guidance on patentability of our business methods, our patents could become less valuable or unenforceable if additional requirements are imposed that our patents do not meet.

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

Certain legal proceedings in which we are involved are discussed in the Notes to Consolidated Financial Statements—Note 16. Commitments and Contingencies – Litigation and Regulatory, which is included elsewhere in this annual report on Form 10-K and incorporated by reference herein.

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

	High	Low
Year ended December 31, 2014
Fourth Quarter	$4.48	$2.22
Third Quarter	4.40	2.42
Second Quarter	7.09	3.59
First Quarter	9.40	6.55

Year ended December 31, 2013
Fourth Quarter	$10.46	$7.46
Third Quarter	11.20	6.99
Second Quarter	11.64	8.75
First Quarter	12.11	8.87

As of March 3, 2015, we had 17 stockholders of record of our common stock. The closing sale price of our common stock on March 3, 2015 was $2.92 per share.

We have not paid any cash dividends on our common stock during the years ended December 31, 2014, 2013 or 2012. The payment of future cash dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, financial condition and other relevant factors. See Note 13 “Capital Stock – Common Stock” of the notes to our consolidated financial statements provided elsewhere in this annual report on Form 10-K for a description of restrictions on our ability to pay dividends.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The table below sets forth the following information as of the end of December 31, 2014 for (1) all compensation plans previously approved by our stockholders and (2) all compensation plans not previously approved by our stockholders.

	Equity Compensation Plan Information
Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options and warrants (2)	Weighted- average exercise price of outstanding options and warrants	Weighted- average term to expiration of options and warrants outstanding	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	4,904,172	$8.38	5.7	1,634,924
Equity compensation plans not approved by stockholders	—	—	—	—

(1)	Reflects number of shares of common stock to be issued upon exercise of outstanding options under all of our equity compensation plans, including our 2000 Stock Option Plan and 2010 Equity Incentive Plan. No shares of common stock are available for future issuance under any of our equity compensation plans, except the 2010 Equity Incentive Plan.
(2)	Does not include 1,363,125 restricted stock awards and restricted stock units that were issued under the 2010 Equity Incentive Plan.

Stockholder Return Performance Presentation

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from June 17, 2010 (the first day our stock began trading on the NYSE) through December 31, 2014, with the cumulative total return on each of the S&P 500 Index and the S&P 500 Financials Index. The comparison assumes that $100 was invested on June 17, 2010 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Item 6.	Selected Financial Data

You should read the data set forth below in conjunction with “Item 7.–Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and related notes and other financial information included elsewhere in this annual report on Form 10-K. We derived the selected financial data as of December 31, 2014 and 2013 and for each of the three years ended December 31, 2014, 2013 and 2012 from our audited consolidated financial statements and the related notes appearing elsewhere in this annual report on Form 10-K. We derived the selected financial data as of and for the years ended December 31, 2011 and 2010 and as of December 31, 2012 from our audited financial statements and the related notes not included in this annual report on Form 10-K.

Consolidated Statement of Income Data

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(in thousands, except share and per share amounts)
Revenue	$144,969	$176,320	$197,720	$211,123	$220,111
Cost of revenue	51,845	67,560	80,280	88,824	102,389
Gross margin	93,124	108,760	117,440	122,299	117,722
Operating expenses	51,877	61,245	57,998	96,447	90,584
Income from operations	41,247	47,515	59,442	25,852	27,138
Other income (expense)	(700)	1,302	(548)	(2,372)	(2,496)
Income before income taxes	40,547	48,817	58,894	23,480	24,642
Income tax expense	15,488	16,924	22,024	9,352	9,675
Net income	25,059	31,893	36,870	14,128	14,967
Less: Net income allocable to participating securities	8,910	–	–	–	–
Net income available and attributable to common shareholders	$16,149	$31,893	$36,870	$14,128	$14,967

Net income per common share:
Basic	$0.48	$0.58	$0.68	$0.30	$0.32
Diluted	0.44	0.54	0.65	0.29	0.31
Weighted average common shares outstanding:
Basic	33,395,310	55,210,972	53,877,879	46,717,359	47,209,780
Diluted	57,302,843	59,553,678	56,728,807	48,368,365	48,050,039

 Consolidated Balance Sheet Data

	As of December 31,
	(in thousands)
	2010	2011	2012	2013	2014
Cash and cash equivalents	$34,484	$39,085	$13,031	$6,268	$40,022
Total assets	119,441	176,015	190,898	232,383	257,271
Total debt and capital lease obligations, including current maturities	8,250	9,801	89,490	98,181	102,871
Total liabilities	36,050	52,429	133,186	159,417	165,089
Total stockholders’ equity	83,391	123,586	57,712	72,966	92,182

Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this annual report on Form 10-K contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties, which may cause our actual results to differ materially from plans and results discussed in forward-looking statements. We encourage you to review the risks and uncertainties discussed in the section entitled “Risk Factors,” in Part I, Item 1A of this annual report on Form 10-K, and the note regarding “Forward-Looking Statements,” included at the beginning of this annual report on Form 10-K. Such risks and uncertainties can cause actual results to differ significantly from those forecasted in forward-looking statements or implied in historical results and trends.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this annual report on Form 10-K.

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

Our products and services for our higher education institution clients include our Refund Management disbursement service, our CASHNet® Payment Processing suite and our Campus Labs suite. Through our bank partners, we offer the OneAccount, which includes an FDIC-insured checking account, a debit MasterCard® ATM card and other retail banking services, to the students of our higher education institution clients that use our Refund Management disbursement service.

As of December 31, 2014, more than 800 campuses serving approximately 5.1 million students purchased our Refund Management disbursement service. In total, there are more than 1,900 campuses servicing nearly 13 million students contracted to use at least one of our services. As of December 31, 2014, we also serviced approximately 2.1 million OneAccounts.

In evaluating our results, we consider a variety of operating and financial measures. The key metrics that we use to determine how our business is performing include: (i) total number of students enrolled at our higher education institution clients; (ii) number of OneAccounts; (iii) total revenue; (iv) adjusted EBITDA; (v) adjusted net income; and (vi) net income. See “Supplemental Non-GAAP Financial and Operating Information” below for definitions of EBITDA, adjusted EBITDA and adjusted net income (each of which are non-GAAP measures) and reconciliations to net income.

Department of Education

In early 2014, the Department of Education, or ED, formed a negotiated rulemaking committee. Our Chief Operating Officer was selected by ED to serve on the committee as a primary negotiator. The committee convened in February, March, April and May of 2014 to discuss and work toward revising existing regulations to potentially address, among other things, consumer safeguards regarding debit and prepaid cards associated with Title IV Cash Management (including fees associated with such debit and prepaid cards), marketing of financial products (including sending unsolicited cards to students and co-branding of the card and materials) by institutions and their preferred banks or contractors, ATM access and availability, revenue sharing arrangements, and the potential for a government-sponsored debit or prepaid card solution. The negotiated rulemaking committee concluded its efforts in May 2014 and a consensus was not reached on any proposed regulations. Since that time, there have been no proposed regulations related to Title IV Cash Management published in the Federal Register. Should ED issue a Notice of Proposed Rulemaking on Title IV Cash Management regulations, complete the public comment process and publish a final rule in the Federal Register by November 1, 2015, we believe new Title IV Cash Management regulations would likely not go into effect until July 1, 2016.  Several of the views expressed at the sessions were unfavorable to certain of our current business practices.

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

During the year ended December 31, 2014, we recorded a liability of $8.75 million related to this matter, which is shown as a reduction of revenue on our consolidated statement of operations. While we believe that it is probable that we will have a loss related to this regulatory matter, in view of the inherent difficulty of predicting the outcomes of regulatory matters, we cannot predict the eventual outcome of this pending matter, the timing of the ultimate resolution of this matter or an exact amount of loss associated with this matter. The liability reflects the minimum amount we expect to pay related to this matter, although, there is a reasonable possibility that the liability will increase in future periods. The ultimate amount of restitution or civil money penalties is subject to many uncertainties and therefore impossible to predict. As disclosed in “Note 11 – Credit Facility” of our consolidated financial statements, we amended our Credit Facility in February 2015 which allows, among other things, for the payment of up to $75 million in the connection with the resolution of the regulatory matters described above.

We believe that our cash flows from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over the next twelve months. However, we may be required to pay material customer restitution and civil money penalties related to certain regulatory proceedings as described above. While the ultimate amounts of customer restitution or civil money penalties are subject to many uncertainties and therefore are impossible to predict, we believe that our cash flows from operations and liquidity sources available through our Credit Facility, as amended, will allow us to pay such customer restitution and civil money penalties.

Revenue

We derive revenue primarily from fees charged for the transactions that we facilitate for our higher education institution clients and from providing banking services for OneAccounts. Most of these fees are charged on a per transaction basis and, accordingly, transaction volumes significantly affect our revenue growth. Transaction volumes are generally a function of the number of students enrolled at each of our higher education institution clients, as a larger student population will generally lead to a greater number of active OneAccounts and related banking transactions, a greater number of payment transactions, as well as other transactions such as refund related disbursements.

We negotiate our fee rates with our higher education institution clients. Fees charged to our banking and payment transaction customers are set by a schedule which may vary for individual higher education institution clients. Fees charged for OneAccount services are collected by our bank partners as incurred and subsequently remitted to us. Fees charged on payment transactions are charged as incurred and retained by us. Fees charged for our Refund Management disbursement services, CASHNet Payment Processing services, and our Campus Labs data analytics are billed to our higher education institution clients and subsequently collected from them.

Our retention rate for our higher education institution clients has been in excess of 98% for each of the past 3 years, which helps to ensure a stable and recurring client base. We believe that our recurring client base provides us with a revenue stream from our higher education institution clients that is relatively stable and predictable. The majority of our revenue each year from higher education institution clients is generated through relationships and contracts that were signed in prior years. Our account revenue and payment transaction revenues are also based on recurring relationships with our higher education institutions, but, since the revenue is largely earned from transaction activity of current students, the predictability of those revenue streams can vary due to changes in enrollment at our higher education institution clients and the percentage of students at those higher education institution clients that use our services. Changes in enrollment, student usage or the availability of financial aid can have an impact on our revenues and profitability and impact the predictability of our results.

We divide our revenue into four categories: account revenue, payment transaction revenue, higher education institution revenue and other revenue. During 2014, we recorded an allowance for potential customer restitution of $8.75 million which resulted in a reduction to revenues in the year.

Account Revenue

We generate revenue from active OneAccounts, which are opened and funded by students and other members of the campus community. We earn revenue based on both interchange fees and account service fees. Account service fees include, for example, foreign ATM fees and non-sufficient fund fees. We currently offer three different types of the OneAccount, each of which has a different fee schedules than the original OneAccount.

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

Our Bank Partners charge non-sufficient funds fees and remit them to us when a check or automated clearinghouse item is presented for payment which is in excess of the OneAccount holder’s available funds. Non-sufficient funds fees were assessed on recurring debit card transactions that resulted in an overdrawn account through December 31, 2012, but not thereafter.  We do not offer our customers the ability to opt-in to the payment of overdrafts for ATM or one-time debit card transactions.

The primary influences on account revenue changes are related to the number of active OneAccounts, the amount of refunds disbursed by our higher education institution clients and pricing changes in our account fee schedule. During each of the years ended December 31, 2014, 2013 and 2012, account revenue per OneAccount decreased as a result of changes which we made to our account fee schedule. During the year ended December 31, 2014, we experienced a decrease in the number of OneAccounts as well as a decrease in the amount of dollar volume in the OneAccounts which also resulted in a decrease in revenue.

During the fall semester of 2012, the amount of disbursements which we delivered to individuals that selected the OneAccount as their method of receiving a refund was slightly lower compared to the prior year.  This was in part due to a decline in the average size and unique number of individuals for whom we processed a disbursement from higher education institutions that were Refund Management disbursement service clients in both 2011 and 2012. In addition, during the year ended December 31, 2012, the ratio of individuals selecting to receive a disbursement from their higher education institution to a OneAccount was lower than the prior year.

During 2013 and 2014, the amount of disbursements we delivered to individuals that selected the OneAccount as their preferred method of receiving a refund from their higher education institution continued to be lower than in each of the prior years. The decrease in disbursements to OneAccounts during the years ended December 31, 2013 and 2014, was primarily a result of a decrease in the ratio of individuals selecting to receive a disbursement from their higher education institution to a OneAccount compared to prior years. We expect that the trend of lower disbursements to OneAccounts will continue in the future which is expected to lead to a decrease in Account Revenue.

Growth in the number of OneAccounts is tied to growth in the number of students enrolled at clients that use our Refund Management disbursement service, which expands as new clients contract to use this product, as well as the number of students that choose the OneAccount as their method of receiving a refund. The rate of OneAccount adoption varies based on a number of factors, including, but not limited to, the average tenure of a student at a higher education institution, whether the higher education institution is a 2-year or a 4-year school or a public or private school and the mix of undergraduate and graduate students.

Payment Transaction Revenue

We generate payment transaction revenue through convenience fees charged to students, parents or other payers who establish payment plans to make tuition payments or to those who make online payments to our higher education institution clients through our payment processing service. As these fees are assessed on a per transaction basis, growth in payment transaction revenue is primarily influenced by transaction volumes. During the years ended December 31, 2014 and 2013, the acquisition of the Campus Solutions line of business contributed to the growth in payment transaction revenue.

Higher Education Institution Revenue

Our higher education institution clients pay fees for the products and services they purchase from us. We charge our clients: (i) an annual subscription fee based on the size of their student population; (ii) a per-transaction fee; or (iii) a combination of both types of fees. For certain CASHNet Payment Processing and Campus Labs services, we also charge an implementation fee, which is deferred and recognized over the estimated client relationship period. As further described in the sections below, the composition of our higher education institution revenue changed with the acquisition of the Campus Labs line of business in August 2012, and, to a lesser extent, with the acquisition of the Campus Solutions line of business in May 2013. All of the revenue generated from the Campus Labs business is included within higher education institution revenue.

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

Other Revenue

Other revenue consisted primarily of two main components: a marketing incentive fee which was paid by MasterCard International Incorporated based on new debit MasterCard ATM card issuances, and processing fees paid by our then current bank partners. As a result of a change in our arrangement with MasterCard, which took effect in the fourth quarter of 2012, the amount of revenue received from MasterCard which is recorded in Other Revenue decreased during the year ended December 31, 2013 and will continue to be lower than the amounts received through the year ended December 31, 2012.

Allowance for Customer Restitution

As further described in “Note 16 – Commitments and Contingencies” to our consolidated financial statements and the “Regulatory Matters” section within “Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview,” above, we recorded a liability of $8.75 million during the year ended December 31, 2014, which is shown as a reduction of revenue on our consolidated statement of operations, related to the potential requirement to provide restitution to certain OneAccount customers.

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

The following summarizes our cost of revenue and certain significant operating expenses:

Cost of Revenue

Cost of revenue consists primarily of data processing expenses, interchange expenses related to payment processing services and ATM transactions, customer service expenses, amortization of implementation fees and acquired intangible assets, and uncollectible fees and write-offs. Certain of these expenses, such as interchange expense and customer service expense, generally move in line with the transaction volumes for our banking and payment transactions services. Other expenses, such as certain data processing expenses and amortization do not vary significantly based on changes in transaction volume.

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

Sales and Marketing

Sales and marketing expenses include costs of acquiring new institution clients and educating their students about our services and our other student-oriented products and services. Sales and marketing costs are primarily comprised of employee compensation. Each of our sales representatives earns: (i) a base salary; (ii) sales commissions, which are earned upon the signing of a contract with a higher education institution client; and (iii) certain trailing commissions, which are based on account performance. Sales and marketing expenses also include amortization expense of acquired intangible assets.

Litigation settlement and related costs

Litigation settlement and related costs is an expense related to a preliminary settlement agreement that we executed in October 2013, as described in “Note 16 – Commitments and Contingencies – Litigation and Regulatory” to our consolidated financial statements.

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

Acquired Businesses

In August 2012, we acquired substantially all of the assets and liabilities of Campus Labs, LLC, a leader in providing data analytics solutions to higher education institutions. This acquisition provided us with our Campus Labs  suite of data analytics products and services and nearly doubled the number of campuses with which we had contractual relationships. We purchased the Campus Labs business for $37.3 million in cash, warrants to purchase 150,000 shares of our common stock and a potential earn-out payment based on 2013 revenues of the acquired business. No payment was made under the earn-out agreement.

In May 2013, we acquired substantially all of the assets of Sallie Mae’s Campus Solutions business. The acquisition of the Campus Solutions business significantly increased the number of higher education institution clients to which we provide refund disbursement and payment processing services. We purchased the Campus Solutions business for $47.3 million in cash, $5.2 million of which was deposited into escrow at closing. We received $1.6 million during the year ended December 31, 2014 from escrow.

See also “Part I, Item 1. Business—Products and Services—Campus Labs” and “Part I, Item 1. Business—Products and Services—Campus Solutions Suite” of this annual report on Form 10-K.

Critical Accounting Policies

A number of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry and information available from other outside sources, as appropriate. On an ongoing basis, we evaluate our estimates and judgments. Actual results may differ significantly from the estimates contained in our consolidated financial statements. The following areas represent our critical accounting policies:

• Provision for OneAccount Losses	• Stock-Based Compensation
• Goodwill and Intangible Assets	• Income Taxes
• Business Combinations	• Revenue
• Loss Contingencies

Information about these critical accounting policies is included in Note 2 – “Significant Accounting Policies” to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K and to the extent additional information is relevant, it has been included below.

Provision for OneAccount Losses

Our reserve for operational losses is established based upon an analysis of outstanding overdrafts and historical repayment rates. If the financial condition of our accountholders were to deteriorate, thereby reducing their ability to make payments, or if they otherwise fail to repay the amounts owed to us, additional reserves would be required in the future. We also record an estimated liability for losses due to fraud or theft based on transactions that have been disputed by our accountholders but where such disputes have not been resolved as of the end of the reporting period. If the rate of actual losses due to fraud or theft increase relative to the amount of amounts that have been disputed by our accountholder, additional reserves would be required in the future.

Goodwill and Intangible Assets

We have one operating segment and reporting unit for purposes of our goodwill testing as a result of the integrated way that the entire business is managed. We performed the annual impairment test as of October 31, 2014 and 2013 and determined that the fair value of our reporting unit exceeded its carrying value by more than 30% and 400% at each test, respectively. As we only have one operating segment and one reporting unit, we primarily rely on the indicated fair value of the enterprise from the trading price of our common stock. If the trading price of our common stock continues to decrease, or if our estimate of future operating cash flows diminishes, the estimated fair value of our reporting unit could decrease further and potentially lead to an indicator of impairment.

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

Stock-Based Compensation

The options we grant expire ten years from the date of grant. Options for our employees vest over periods ranging up to five years, with the majority vesting as follows: one-fifth of the granted options vest one year from the date of grant; the remaining four-fifths vest at a rate of 1/48 per month over the remaining four years of the vesting period. The board grants incentive stock options as well as nonqualified stock options and restricted stock to key members of management.

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

In May 2013, we acquired substantially all the assets of the Campus Solutions business from Sallie Mae.  Under the acquisition method of accounting, the total fair value of consideration transferred was allocated to Campus Solutions’ net tangible and intangible assets based on their estimated fair values as of May 7, 2013. In determining the fair value of these amounts, we made estimates regarding (i) the amount of future revenues to be derived from the technology in existence at the time of the acquisition, (ii) the amount of future revenues to be derived from the existing customers of Campus Solutions at the time of the acquisition, (iii) the contracts to be assigned to us, (iv) the period of time over which the technology in existence at the time of the acquisition will be replaced, (v) the operating margin to be earned in the future, and (vi) the appropriate discount rates to use for each acquired asset. In most cases, an increase in our expected future revenues would have the effect of increasing the value ascribed to our identifiable intangible assets and thereby increasing future amortization expense and decreasing the amount of goodwill recorded. We utilized discount rates ranging between 22% and 23% to determine the fair value of the acquired intangible assets. Increases or decreases of one percentage point in the discount rate would not have a material impact on the amount of acquired intangible assets or goodwill recorded in the transaction.

Our contingently returnable escrow receivable was valued using probability-weighted, future possible expected outcomes.  The unobservable input utilized in the determination of this receivable is our estimation of which clients subject to the escrow agreement will assign their contracts to us.  During the year ended December 31, 2014, we recorded a measurement period adjustment which resulted in a change in the fair values attributed to the contingently returnable escrow receivable, intangible assets and goodwill. We have revised the comparative balance sheet as of December 31, 2013 to include the effect of the measurement period adjustment as if the accounting had been completed on the acquisition date. The fair value of the contingently returnable escrow receivable was reduced by $3.2 million and the fair values of intangible assets and goodwill were increased by $2.3 million and $0.9 million, respectively.

In August 2012, we acquired substantially all the assets of Campus Labs, LLC and under the acquisition method of accounting, the total fair value of consideration transferred was allocated to Campus Lab’s net tangible and intangible assets based on their estimated fair values as of August 7, 2012. In determining the fair value of these amounts, we made estimates regarding (i) the amount of future revenues to be derived from the technology in existence at the time of the acquisition, (ii) the amount of future revenues to be derived from the existing customers of Campus Labs at the time of the acquisition, (iii) the amount of revenues to be earned in 2013 which determines the amount of our contingent consideration earn-out payable to the former owners of Campus Labs, (iv) the period of time over which the technology in existence at the time of the acquisition will be replaced, (v) the operating margin to be earned in the future, and (vi) the appropriate discount rates to use for each acquired asset and liability. In most cases, an increase in our expected future revenues would have the effect of increasing the value ascribed to our identifiable intangible assets and thereby increasing future amortization expense and decreasing the amount of goodwill recorded. In the case of our contingent consideration arrangement, increases in expected future revenues would increase our contingent consideration liability and also the amount of goodwill recorded. We utilized discount rates ranging between 16% and 19% to determine the fair value of the acquired intangible assets and contingent consideration liability. Increases or decreases of one percentage point in the discount rate would not have a material impact on the amount of acquired intangible assets, contingent consideration liability or goodwill recorded in the transaction.

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

Results of Operations for the Years Ended December 31, 2014, 2013 and 2012

The following tables summarize key components of our results of operations for the periods indicated, both in thousands of dollars and as a percentage of revenue:

	Year Ended December 31,			Change from prior period
	2014	2013	2012	2014	2013	2014	2013
	(in thousands of dollars)			(in thousands of dollars)		(percentage)
Revenue:
Account revenue	$131,053	$135,847	$150,715	$(4,794)	$(14,868)	(3.5%)	(9.9%)
Payment transaction revenue	58,231	41,109	23,168	17,122	17,941	41.7%	77.4%
Higher education institution revenue	38,667	33,155	21,016	5,512	12,139	16.6%	57.8%
Other revenue	910	1,012	2,821	(102)	(1,809)	(10.1%)	(64.1%)
Gross revenue	228,861	211,123	197,720	17,738	13,403	8.4%	6.8%
Less: Allowance for customer restitution	(8,750)	–	–	(8,750)	–	100.0%	100.0%
Revenue	220,111	211,123	197,720	8,988	13,403	4.3%	6.8%
Cost of revenue	102,389	88,824	80,280	13,565	8,544	15.3%	10.6%
Gross margin	117,722	122,299	117,440	(4,577)	4,859	(3.7%)	4.1%
Operating expenses:
General and administrative	65,292	58,555	46,321	6,737	12,234	11.5%	26.4%
Product development	7,194	9,305	5,221	(2,111)	4,084	(22.7%)	78.2%
Sales and marketing	18,098	17,058	12,284	1,040	4,774	6.1%	38.9%
Litigation settlement and related costs	–	16,320	–	(16,320)	16,320	(100.0%)	100.0%
Merger and acquisition related (income) expenses, net	–	(4,791)	(5,828)	4,791	1,037	(100.0%)	(17.8%)
Total operating expenses	90,584	96,447	57,998	(5,863)	38,449	(6.1%)	66.3%
Income from operations	27,138	25,852	59,442	1,286	(33,590)	5.0%	(56.5%)
Interest income	92	88	109	4	(21)	4.5%	(19.3%)
Interest expense	(3,266)	(3,082)	(967)	(184)	(2,115)	6.0%	218.7%
Other income	678	622	310	56	312	9.0%	100.6%
Net income before income taxes	24,642	23,480	58,894	1,162	(35,414)	4.9%	(60.1%)
Income tax expense	9,675	9,352	22,024	323	(12,672)	3.5%	(57.5%)
Net income	$14,967	$14,128	$36,870	$839	$(22,742)	5.9%	(61.7%)

	Year Ended December 31,
	2014	2013	2012
	(% of revenue)
Revenue:
Account revenue	59.5%	64.3%	76.2%
Payment transaction revenue	26.5%	19.5%	11.7%
Higher education institution revenue	17.6%	15.7%	10.6%
Other revenue	0.4%	0.5%	1.4%
Gross revenue	104.0%	100.0%	100.0%
Less: Allowance for customer restitution	(4.0%)	0.0%	0.0%
Revenue	100.0%	100.0%	100.0%
Cost of revenue	46.5%	42.1%	40.6%
Gross margin	53.5%	57.9%	59.4%
Operating expenses:
General and administrative	29.7%	27.7%	23.4%
Product development	3.3%	4.4%	2.6%
Sales and marketing	8.2%	8.1%	6.2%
Litigation settlement and related costs	0.0%	7.7%	0.0%
Merger and acquisition related (income) expenses, net	0.0%	(2.3%)	(2.9%)
Total operating expenses	41.2%	45.7%	29.3%
Income from operations	12.3%	12.2%	30.1%
Interest income	0.0%	0.0%	0.1%
Interest expense	(1.5%)	(1.5%)	(0.5%)
Other income	0.3%	0.3%	0.2%
Net income before income taxes	11.2%	11.1%	29.8%
Income tax expense	4.4%	4.4%	11.1%
Net income	6.8%	6.7%	18.6%

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

Account Revenue

The decrease in account revenue was primarily due to a decrease in amounts spent from OneAccounts, which had the effect of reducing both interchange and service fee revenue when compared to the same period in the prior year. There was an approximate 2% decrease in the total dollars deposited into OneAccounts compared to the same period in the prior year, which led to an approximate 2% decrease in amounts spent from OneAccounts. The amounts deposited and spent from OneAccounts typically move by similar amounts, but may vary by several percentage points from one reporting period to the next depending on specific deposit and spending behavior. The decrease in dollars deposited into OneAccounts was the result of fewer financial aid refunds being deposited to OneAccounts, partially offset by an increase in the amount of non-financial aid deposits made into OneAccounts. We experienced an approximate 16% increase in amounts deposited to OneAccounts from non-refund sources, including payroll direct deposit, Reload @ the Register® and "Cash In" with MoneyPak® deposit options and EasyDepositSM mobile check deposits. Deposits from non-financial aid refund sources constituted approximately 15% of all deposits made to OneAccounts during the year ended December 31, 2014, an increase from 13% during the comparable prior year period.

In addition, our service fee revenue decreased as a result of a change we made to our account fee schedule during the second half of 2013, including the removal of a fee assessed to customers that had not repaid an overdraft balance within an allotted time period. The removal of this fee was partially offset by increases in amounts earned from other fees.

Payment Transaction Revenue

The majority of the increase in payment transaction revenue was due to the higher volume of transactions processed through the SmartPay payment module during the year ended December 31, 2014, which led to increases in payment transaction revenue. In total, payment transaction revenue associated with our CASHNet Payment Processing services, including SmartPay, increased to $41.2 million during the year ended December 31, 2014, from $30.8 million during the comparable prior year period. The increase in payment transaction volume is primarily due to the introduction of Visa as a payment method for SmartPay. In addition, approximately $2.3 million of the increase in payment transaction revenue was due to higher education institution clients that began utilizing the SmartPay payment module after December 31, 2013.

The Campus Solutions business contributed approximately $17.0 million of payment transaction revenue during the year ended December 31, 2014, an increase of $6.7 million compared to the comparable prior year period. The increase in revenue from the Campus Solutions business is primarily related to the inclusion of a full twelve months of activity in the current year period, compared to less than eight months of activity in the comparable prior year period.

Higher Education Institution Revenue

The increase in higher education institution revenue was primarily due to increases related to our Campus Labs business and CASHNet payment processing services. The revenue associated with Campus Labs increased to $14.4 million during the year ended December 31, 2014, compared to $11.2 million during the comparable prior year period.  Approximately $1.1 million of the increase in Campus Labs revenue was due to acquisition-related fair value adjustments to deferred revenue, which reduced revenue during the year ended December 31, 2013. The remaining increase in revenue is due to year-over-year increases in higher education institution client billings.

The revenue associated with our CASHNet payment processing services increased to $16.6 million during the year ended December 31, 2014, from $14.9 million in the comparable prior year period. The increase in CASHNet subscription revenue for our payment processing products is due to a combination of new client sales, as well as additional sales to existing schools. The revenue associated with Campus Solutions increased to $2.5 million during the year ended December 31, 2014, from $2.0 million in the comparable prior year period.

The revenue associated with our Refund Management disbursement services was $5.1 million during each of the years ended December 31, 2014 and 2013.

Allowance for Customer Restitution

As further described in “Note 16 – Commitments and Contingencies” to our consolidated financial statements and the “Regulatory Matters” section within “Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview,” above, we recorded a liability of $8.75 million during the year ended December 31, 2014, which is shown as a reduction of revenue on our consolidated statement of operations, related to the potential requirement to provide restitution to certain OneAccount customers.

Cost of Revenue

During the year ended December 31, 2014, our gross margin percentage decreased to 53.5%, largely as a result of the allowance for customer restitution described above. Excluding the impact of the allowance for customer restitution, our non-GAAP gross margin percentage would have been 55.3% during the year ended December 31, 2014, compared to 57.9% in the comparable prior year period.

While revenue associated with OneAccounts decreased as described above, our cost of revenue to support OneAccounts and Refund Management disbursement services increased to $61.6 million during the year ended December 31, 2014, from $57.4 million in the comparable prior year period. The increase in our cost of revenue is primarily due to higher costs related to providing protection on unauthorized purchases from OneAccounts, which costs could continue to be higher in 2015. Costs associated with the student banking options that were offered by Campus Solutions decreased from $3.3 million during the year ended December 31, 2013, to $1.2 million during the year ended December 31, 2014.

Our costs to support the CASHNet payment processing services and Campus Solutions payment platforms increased to approximately $37.9 million during the year ended December 31, 2014, from $26.3 million in the comparable prior year period. The increase in costs is a combination of the inclusion of a full year of activity for Campus Solutions in 2014, compared to less than eight months of activity during the year ended December 31, 2013, and costs to support the growth of SmartPay transaction volume.  Approximately $1.8 million of cost of revenue during the year ended December 31, 2014, and $1.1 million of the increase in cost of revenue compared to the prior year period, is due to acquisition-related amortization of intangible assets.

Our costs to support the Campus Labs business was $1.7 million during the year ended December 31, 2014, a decrease from $1.8 million during the comparable prior year period. Approximately $1.0 million of costs in both the current and prior year period is due to acquisition-related amortization of intangible assets.

General and Administrative Expense

The increase in general and administrative expenses is primarily attributable to the following three factors: (i) our personnel costs increased compared to the year ended December 31, 2013, a portion of which is due to employees added from the acquisition of the Campus Solutions business, (ii) higher professional fees related to additional compliance and regulatory related activities, and, to a lesser extent, (iii) increases in depreciation and amortization.

Product Development Expense

The decrease in product development expense is primarily attributable to an increase, in 2014, of internal costs which are capitalized rather than expensed. These costs are related to internal use software development projects that have advanced beyond the preliminary project stage and have met the criteria for capitalization under U.S. GAAP. Total capitalized costs for internal use software development projects increased to $5.3 million during the year ended December 31, 2014 from $2.7 million in the comparable prior year period.

Sales and Marketing Expense

The increase in sales and marketing expense was primarily due to increased amortization expense of $1.0 million related to acquired intangible assets associated with the acquisition of the Campus Solutions business.

Litigation Settlement and Related Costs

During the year ended December 31, 2013, we recorded an accrual for an estimated charge of $16.3 million. This accrual reflected our estimate of the costs of resolution, inclusive of additional legal and other administrative costs, of a settlement, which was preliminary at the time, which would resolve the class action litigation that was filed against us in 2012. In February 2014, we executed a settlement agreement, the terms of which included a payment of $15.0 million to a settlement fund, an agreement to pay the cost of notice to the class, and an agreement to make and/or maintain certain practice changes. We made the payment of $15.0 million to the settlement fund in February 2014. The court approved the settlement in January 2015, at which time it became final and binding.

Merger and Acquisition Related

Our merger and acquisition related expenses during the year ended December 31, 2013 included professional fees associated with the acquisitions of the Campus Labs and Campus Solutions businesses and a fair value adjustment to the contingent consideration component of the purchase price of the Campus Labs acquisition from August 2012 which resulted in a net reduction in operating expenses. During the year ended December 31, 2013, we recorded an adjustment of $5.8 million as a result of a change in the fair value of the contingent consideration liability. There were no such costs during the year ended December 31, 2014.

Interest Expense

Our interest expense increased compared to the prior period primarily due to an increase in the average interest rate in effect during the year ended December 31, 2014, compared to the prior year. The average interest rate during the year ended December 31, 2014 was 2.4%, an increase from 2.3% for the year ended December 31, 2013. The average amount outstanding on our Credit Facility was $94.4 million during the year ended December 31, 2014, compared to an average of $94.3 million during the year ended December 31, 2013.

Income Tax Expense

The increase in income tax expense was primarily due to the increase in net income before taxes. The effective tax rates for the year ended December 31, 2014 and 2013 were 39.3% and 39.8%, respectively.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Account Revenue

The decrease in account revenue was primarily due to a decrease in the service fees assessed to our customers during the year ended December 31, 2013. Our service fees decreased primarily as a result of changes we made to our account fee schedule over the year, including: (i) the removal of a fee which was previously assessed to abandoned accounts, (ii) the removal of a fee assessed to customers that had not repaid an overdraft balance within an allotted time period, and (iii) a decrease in the types of transactions which can produce an insufficient funds fee. Those decreases were partially offset by a monthly fee which is assessed on OneAccounts that are not held by students and who do not deposit a minimum amount. As a result of these changes, we expect to continue to experience a decrease in the amount of service fees assessed per account until each of these fee changes has been in place for a full year. The removal of the fee which was previously assessed on abandoned accounts and the change in the transaction types that produce an insufficient funds fee were both implemented on January 1, 2013. The fee assessed on customers that had not repaid their overdraft balance was eliminated on August 1, 2013. The decrease in service fees was partially offset by an increase in interchange revenue which is primarily the result of certain incentives we earn from our issuing card network which was not included in interchange revenue in the prior year as a result of a change in our contract.

Payment Transaction Revenue

The majority of the increase in payment transaction revenue was due to revenue associated with the Campus Solutions business. The Campus Solutions business contributed $10.3 million of revenue during the year ended December 31, 2013. The volume of transactions processed through the SmartPay payment module also increased significantly during the year ended December 31, 2013, which lead to increases in payment transaction revenue.  The increase in payment transaction volume was primarily the result of increases in payments processed at higher education institutions that were clients as of December 31, 2012, which was partially due to the introduction during 2013 of Visa as a payment method for SmartPay and, to a much lesser extent, due to the addition of higher education institution clients that began utilizing the SmartPay payment module after December 31, 2012.

Higher Education Institution Revenue

The increase in higher education institution revenue was primarily due to the inclusion of a full year of revenue from the acquisition of the Campus Labs business. Educational Services contributed approximately $11.2 million of revenue during the year ended December 31, 2013, compared to $2.9 million in the year ended December 31, 2012. The remaining increase in higher education revenue was a result of revenue associated with the Campus Solutions business and higher subscription revenue for our payment processing products.

Other Revenue

As a result of a change in our arrangement with MasterCard, which took effect in the fourth quarter of 2012, the amount of revenue received from MasterCard declined, which was the main reason for the decrease in other revenue compared to the year ended December 31, 2012.

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

Litigation Settlement and Related Costs

In October 2013, we reached an agreement in principle on the key terms of a settlement that would resolve the class action litigation that was filed against us in 2012, referred to collectively as, In re Higher One OneAccount Multi-District Litigation. In February 2014, we executed a settlement agreement, the terms of which include a payment of approximately $15.0 million to a settlement fund, which we paid in February 2014, an agreement to pay the cost of notice to the class and an agreement to make and/or maintain certain practice changes. On December 15, 2014, the Court granted final approval of the settlement. The Court also entered judgment on that day. No appeals of the judgment were filed, and the settlement has now become final.

During the year ended December 31, 2013, we recorded an accrual for an estimated charge of $16.3 million to reflect our estimate of the resolution, inclusive of additional legal and other administrative costs, based on the agreement in principle.  This estimate is consistent with our current cost estimate based on the final, approved settlement agreement.

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

Income Tax Expense

The decrease in income tax expense was primarily due to the decrease in net income before taxes. The effective tax rates for the years ended December 31, 2013 and 2012 were 39.8% and 37.4%, respectively. The increase in our effective rate from the year ended December 31, 2012 is the result of certain non-deductible expenses, including incentive stock options and meals and entertainment, being a larger percentage of our net income before taxes during the year ended December 31, 2013. The non-deductible expenses were a larger percentage of net income before income taxes primarily as a result of the loss we recorded on the litigation settlement during the year ended December 31, 2013.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows from operations and borrowings under our October 2012 Facility (as described below). As of December 31, 2014, we had $40.0 million in cash and cash equivalents and $0.2 million in available-for-sale securities. Our primary liquidity requirements are for working capital, capital expenditures, product development expenses and general corporate needs. As of December 31, 2014, we had working capital of $15.4 million.

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

The December 2010 Facility was secured by a perfected first priority security interest in all of the capital stock of Higher One, Inc. and its subsidiaries, and substantially all of each Loan Obligor’s tangible and intangible assets, other than intellectual property. Each of the Loan Obligors granted a negative pledge of the intellectual property of HOI and its subsidiaries to the administrative agent under the December 2010 Facility. The December 2010 Facility contained certain affirmative, negative and financial covenants.

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

We incurred financing costs of $1.6 million in 2012, relating to the October 2012 Facility. These financing costs are included in deferred costs on the accompanying consolidated balance sheets. As of December 31, 2014, we had $94 million outstanding under the October 2012 Facility at a weighted average interest rate of 2.4%.

In February 2015, HOI entered into a Master Reaffirmation and Amendment No. 3 to Loan Documents, or the Third Amendment, of the Credit Facility. The Third Amendment amends the Credit Facility to, among other things,


reduce the revolving credit facility to $140.0 million, with $35.0 million of such facility reserved only for the resolution of certain regulatory matters, as defined. The revolving credit facility subsequently reduces to $130.0 million and $120.0 million as of December 31, 2015 and 2016, respectively;

	maintain a debt to consolidated EBITDA ratio of 2.75 to 1.00 or less for the evaluation periods from March 31, 2015 through September 30, 2016, and of 2.50 to 1.00 or less thereafter;

requires us to maintain consolidated EBITDA, as defined in the October 2012 Facility, as amended, on a consolidated basis for the prior four fiscal quarters of at least the following amounts (i) $45.0 million as of March 31, 2015 and June 30, 2015, (ii) $40.0 million as of September 30, 2015 and December 31, 2015, and (iii) $35 million as of March 31, 2016 and all future evaluation periods;


allow, at our option, amounts outstanding under the October 2012 Facility to accrue interest at a rate equal to either (i) the London Interbank Offered Rate, or LIBOR, plus a margin of 4% or (ii) a fluctuating base rate tied to the federal funds rate, the administrative agent's prime rate and LIBOR, plus a margin of 3%;

	allow for the payment of up to $75 million related to settlement of certain regulatory matters, as defined;
	allow for the exclusion from the computation of consolidated EBITDA of up to $75 million of income statement charges related to certain regulatory matters, as defined; and

automatically and permanently reduce the revolving credit facility, dollar for dollar up to a maximum reduction in the revolving credit facility of $20.0 million, to the extent that the loss related to those certain regulatory matters is less than $70.0 million.

In connection with the February 2015 Amendment, we paid down the outstanding balance of the October 2012 Facility by $35 million and incurred financing costs of approximately $4.4 million in February 2015. We were in compliance with each of the applicable affirmative, negative and financial covenants of the October 2012 Facility, as amended, as of December 31, 2014.

Cash Flows

The following table presents information regarding our cash flows, cash and cash equivalents for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,			Change from prior period
	2014	2013	2012	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$30,210	$47,509	$53,597	$(17,299)	$(6,088)
Investing activities	(1,708)	(59,842)	(50,051)	58,134	(9,791)
Financing activities	5,252	5,570	(29,600)	(318)	35,170
Change in cash and cash equivalents	33,754	(6,763)	(26,054)	40,517	19,291
Cash and cash equivalents, end of period	$40,022	$6,268	$13,031	$33,754	$(6,763)

Operating Activities

The decrease in net cash provided by operating activities was primarily the result of changes in working capital balances during the year ended December 31, 2014 compared to the prior year.  The litigation settlement of $15.0 million, which was recorded as an expense during the year ended December 31, 2013 and an accrued liability as of December 31, 2013, was paid in cash during the year ended December 31, 2014. This payment is a significant component of the overall change in working capital balances and decrease in cash provided by operating activities compared to the prior year. While we have recorded an allowance for customer restitution of $8.75 million during the year ended December 31, 2014, such amount has not been paid and therefore has not impacted our cash flows.

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

Investing Activities

The decrease in net cash used in investing activities primarily relates to our acquisition of the Campus Solutions business during the year ended December 31, 2013, which totaled $47.3 million. In addition, during the year ended December 31, 2014, we had cash provided by investing activities of (1) $3.6 million related to the disposition of an equity method investment and (2) $3.5 million associated with state historic tax credits generated by the construction of our headquarters, as compared to cash used in investing activities related to our acquisition of an equity method investment of $3.9 million during the year ended December 31, 2013.

Net cash used is investing activities for 2013 primarily related to our acquisition of Campus Solutions and capital expenditures. Our capital expenditures during the year ended December 31, 2013 were lower than the prior year as a result of expenditures related to our real estate development project during the year ended December 31, 2012. During 2013, we also continued several software development projects, which were in the application development stage at the time.

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

A summary of the subsidies, grants and credits we received, or were due to us, as of December 31, 2014 are as follows:

Name of program	Amount (in thousands)	Description
Federal Historic Preservation Tax Incentives Program	$5,705	We received a federal tax credit equal to 20% of qualified rehabilitation expenditures related to the project. A receivable was recorded as of December 31, 2011 and was received in 2012.
State of Connecticut Department of Economic and Community Development, or DECD, Urban Act and Environmental Remediation Grant	5,500
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
Cash contributions from Science Park Development Corporation and the prior building owner were received during 2011 and 2012 to offset a portion of the environmental remediation costs. In addition, $3.5 million was due to us from Science Park Development Corporation as of December 31, 2013 associated with state historic tax credits generated by the project. This amount has been recorded within prepaid expenses and other current assets along with an offsetting reduction to our fixed assets in our consolidated balance sheet as of December 31, 2013. We received payment of the amount receivable in January 2014.

Many of these programs have criteria that we must meet in order to prevent forfeiture or repayment of the grants and credits, and in some cases the imposition of a penalty. We provided separate guarantees to each of two departments of the state of Connecticut. One guaranty relates to our obligation to repay a grant if we fail to meet certain criteria, including a specified minimum average employment level in Connecticut for the years 2015 – 2018. The other guaranty relates to our obligation to repay sales and use tax exemptions if we fail to meet certain criteria, including a minimum employment threshold. The maximum potential amount of repayments for these guarantees is approximately $7.0 million. During the year ended December 31, 2014, we recorded a liability, and corresponding increase in our fixed asset balance, totaling $1.3 million, which represents our best estimate of expected repayments resulting from these guarantees. The liability of $1.3 million is recorded within deferred revenue and other non-current liabilities ($1.1 million), as it would not be due until 2019, and accrued expenses ($0.2 million) in our condensed consolidated balance sheet as of December 31, 2014.

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

Also in connection with this transaction, Real Estate LLC entered into a loan agreement and borrowed $7.6 million from an unrelated third party. The loan bears interest at approximately 1.1%, payable quarterly and matures in December 2041. Repayments on the loan commence in December 2019. This loan is secured by the real estate development project. In addition to the loan agreement, Real Estate Inc. admitted a new member into Real Estate LLC. The new member contributed $2.2 million of capital in exchange for a 2% interest in Real Estate LLC which was used to pay for a portion of our real estate development costs. This contribution is presented on the consolidated balance sheet as a deferred contribution as a result of our expectation that we will re-acquire this interest in approximately seven years through the exercise of a put option for a nominal price by the counterparty to this agreement or through a fair value call option that we can exercise.

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

In connection with the real estate development project described above, we made an equity investment in a residential development adjacent to our corporate headquarters. The equity investment totaled $3.9 million during the year ended December 31, 2013. During the year ended December 31, 2014, we sold our interest in the equity investment and recorded a loss on the transaction of $0.3 million, which is reflected in other income (loss) on our accompanying statement of operations.  As a result of the sale of our interest, we do not have any future obligations to the residential development and we are no longer entitled to receive any cash flows generated by the project.

Financing Activities

The cash provided by financing activities in 2014 was primarily related to amounts drawn on our October 2012 Credit Facility. During the year ended December 31, 2014, we borrowed $15.0 million on our Credit Facility and made repayments of $10.0 million, compared to net borrowings on our Credit Facility of $9.0 million during the year ended December 31, 2013. During the year ended December 31, 2013, we used approximately $6.0 million to purchase our common stock through our authorized share purchase program, which did not recur in the year ended December 31, 2014. The impact of stock option exercises also contributed to cash provided by financing activities; both cash received from the exercise of stock options and the tax benefit associated with certain stock option exercises. There were fewer options exercised during the year ended December 31, 2014, which resulted in less proceeds related to the exercise and associated tax benefit of the options compared to the year ended December 31, 2013.

The net cash provided by financing activities in 2013 was primarily related to net proceeds from our October 2012 Facility.  Funds borrowed under the October 2012 Facility was primarily used for our acquisition of the Campus Solutions business in May 2013.  Repurchases of our common stock totaled $6.0 million during 2013, which was significantly less than the amount repurchased during the year ended December 31, 2012. The impact of stock option exercises also contributed to cash provided by financing activities; both cash received from the exercise of stock options and the tax benefit associated with certain stock option exercises. There were fewer options exercised during the year ended December 31, 2013, which resulted in less proceeds related to the exercise and associated tax benefit of the options.

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

Supplemental Non-GAAP Financial and Operating Information

	Year Ended December 31,
	2014	2013	2012
	(in thousands)

Adjusted EBITDA (1)	$59,568	$57,773	$68,267
Adjusted net income (2)	$28,385	$29,212	$38,750

Number of students enrolled at Refund Management client higher education institutions at end of period	5,078	5,000	4,642

Number of OneAccounts at end of period	2,135	2,192	2,004

(1) We define adjusted EBITDA as net income before interest, income taxes and depreciation and amortization, or EBITDA, further adjusted to remove the effects of the following items (which may not be applicable for all periods presented): (i) merger and acquisition charges related to our acquisition of Campus Labs in 2012 and Campus Solutions in 2013, (ii) stock-based compensation expense, (iii) litigation settlement costs in 2013 related to a series of class action lawsuits, (iv) non-recurring costs associated with our transition to a new bank partner relationship in 2013, (v) the receipt of a settlement amount from Sallie Mae, Inc. in 2014 related to our Campus Solutions acquisition and a related charge recorded after the receipt of the settlement amount, and (vi) the allowance for customer restitution recorded in 2014. Neither EBITDA nor adjusted EBITDA should be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other organizations, because other organizations may not calculate EBITDA and adjusted EBITDA in the same manner as we do. We prepare and present adjusted EBITDA to eliminate the effect of items that we do not consider indicative of our core operating performance.

We believe adjusted EBITDA is useful to our board of directors, management and investors in evaluating our operating performance for the following reasons:

•	adjusted EBITDA is widely used by investors to measure a company’s operating performance without regard to certain items, such as interest expense, income tax expense, depreciation and amortization, stock-based expenses and certain other items, that can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the book value of their assets, their capital structures and the method by which their assets were acquired;

•	securities analysts use adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies;

•	because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time, stock-based customer acquisition expense and stock-based compensation expense are not key measures of our core operating performance;

•	because merger and acquisition related costs, including adjustments to the fair value of our contingent consideration liability and settlements such as that which we received from Sallie Mae in 2014, are specific to an acquisition of a business, we believe that the costs related to such an acquisition do not reflect how our business is performing at any particular time;

•	because the allowance for potential customer restitution recorded during 2014 does not reflect our current performance;

•	the litigation settlement costs, which we incurred during 2013, were related to a series of class action lawsuits covering a long period of time and does not reflect our current performance; and

•	the costs associated with our transition to a new bank partner relationship in 2013 is an item which we have not historically incurred when establishing a new bank partner relationship and do not expect to incur in the future.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to EBITDA and adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$14,967	$14,128	$36,870
Interest income	(92)	(88)	(109)
Interest expense	3,266	3,082	967
Income tax expense	9,675	9,352	22,024
Depreciation and amortization	19,072	14,620	10,250
EBITDA	46,888	41,094	70,002
Stock-based compensation expense	4,574	4,144	4,093
Merger and acquisition related	–	(4,791)	(5,828)
Litigation settlement and bank partner transition	–	17,326	–
Allowance for customer restitution	8,750	–	–
Campus Solutions settlement received, net of related expense	(644)	–	–
Adjusted EBITDA	$59,568	$57,773	$68,267

(2) We define adjusted net income as net income, adjusted to eliminate (a) stock-based compensation expense related to incentive stock option grants and (b) after giving effect to tax adjustments, (i) stock-based compensation expense related to non-qualified stock option grants, (ii) merger and acquisition charges related to our acquisition of Campus Labs in 2012 and Campus Solutions in 2013, (iii) litigation settlement costs in 2013 related to a series of class action lawsuits, (iv) non-recurring costs associated with our transition to a new bank partner relationship in 2013, (v) the receipt of a settlement amount from Sallie Mae, Inc. in 2014 related to our Campus Solutions acquisition and a related charge recorded after the receipt of the settlement amount, (vi) the allowance for customer restitution recorded in 2014 and (vii) amortization expenses related to intangible assets and financing costs. Adjusted net income should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our adjusted net income may not be comparable to similarly titled measures of other organizations, because other organizations may not calculate adjusted net income in the same manner as we do. We prepare and present adjusted net income to eliminate the effect of items that we do not consider indicative of our core operating performance.

We believe adjusted net income is useful to our board of directors, management and investors in evaluating our operating performance for the following reasons:

•	because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and stock-based compensation expense is not a key measure of our core operating performance;

•	because merger and acquisition related costs, including adjustments to the fair value of our contingent consideration liability and settlements such as that which we received from Sallie Mae in 2014, are specific to an acquisition of a business, we believe that the costs related to such an acquisition do not reflect how our business is performing at any particular time;

•	because the allowance for potential customer restitution recorded during 2014 does not reflect our current performance;

•	amortization expenses can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired;

•	the litigation settlement costs, which we incurred during 2013, were related to a series of class action lawsuits covering a long period of time and does not reflect our current performance; and

•	the costs associated with our transition to a new bank partner relationship in 2013 is an item which we have not historically incurred when establishing a new bank partner relationship and do not expect to incur in the future.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to adjusted net income for each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$14,967	$14,128	$36,870

Merger and acquisition related	–	(4,791)	(5,828)
Litigation settlement and bank partner transition	–	17,326	–
Allowance for customer restitution	8,750	–	–
Campus Solutions settlement received, net of related expense	(644)	–	–
Stock-based compensation expense - incentive stock option grants	1,290	1,896	1,964
Stock-based compensation expense - non-qualified stock option grants	3,284	2,248	2,129
Amortization of acquired intangible assets	7,847	6,209	3,350
Amortization of deferred finance costs	484	452	213
Total pre-tax adjustments	21,011	23,340	1,828
Tax rate	38.5%	38.5%	38.2%
Less: tax adjustment (1)	7,593	8,256	(52)
Adjusted net income	$28,385	$29,212	$38,750

(1)	We have tax effected all the pre-tax adjustments except for stock-based compensation expense for incentive stock options, which are generally not tax deductible and other income which is not tax deductible.

The adjusted EBITDA and adjusted net income measures presented in this annual report on Form 10-K may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements, in particular our credit facility agreement.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	5+ Years	All Other
	(in thousands)
Long-term debt obligations (1)	$96,633	$–	$–	$89,000	$7,633	$–
Interest payments on long-term debt obligations (1)	9,591	2,235	4,470	1,871	1,015	–
Operating lease obligations (2)	2,908	633	755	456	1,064	–
Purchase obligations (3)	8,454	2,718	5,736	–	–	–
Uncertain tax positions and related interest (4)	451	–	–	–	–	451
Total contractual obligations	$118,037	$5,586	$10,961	$91,327	$9,712	$451

(1)	We have a variable rate senior secured revolving credit facility which matures on October 16, 2017, and a fixed rate loan payable which has a maturity date of 2041 and in which payments commence in 2019. Interest payments have been estimated assuming that the long-term debt is outstanding until maturity and the interest rate on our senior secured revolving credit facility remains consistent with our weighted average interest rate as of December 31, 2014.
(2)	We lease certain property in various locations under non-cancelable operating leases.
(3)	Purchase obligations include minimum amounts committed under contracts for services.
(4)	We are unable to reasonably estimate the timing of such liability and interest payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our Credit Facility accrues interest at a rate equal to a base rate or Eurodollar rate plus an applicable margin (depending on Higher One, Inc.’s funded debt to EBITDA ratio). Based upon a sensitivity analysis at January 1, 2015, assuming average outstanding borrowings during the year ended December 31, 2014 of $94.4 million, a hypothetical 50 basis point increase in interest rates would result in an increase in interest expense of $0.5 million.

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

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act and as required by Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, these disclosure controls and procedures are effective to provide reasonable assurance that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this annual report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

 The information required by this item with respect to our executive officers is provided under the caption entitled “Executive Officers of the Registrant” in Part I of this annual report on Form 10-K and is incorporated by reference herein. The rest of the information required by this Item will be included in our Proxy Statement for the 2015 Annual Meeting of Stockholders set forth under the captions “General Information About the Board of Directors” and “Election of Directors,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2014 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be included in our Proxy Statement for the 2015 Annual Meeting of Stockholders set forth under the captions “Director Compensation,” “Named Executive Officer Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2014 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in our Proxy Statement for the 2015 Annual Meeting of Stockholders set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2014 and is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this Item will be included in our Proxy Statement for the 2015 Annual Meeting of Stockholders set forth under the caption “Certain Relationships and Related Transactions,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2014 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be included in our Proxy Statement for the 2015 Annual Meeting of Stockholders set forth under the headings “Fees Billed by Principal Accountant” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2014 and is incorporated herein by reference.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2014 to be signed on their behalf by the undersigned, thereunto duly authorized.

Date:

Higher One Holdings, Inc.

/s/ Marc Sheinbaum
Marc Sheinbaum Chief Executive Officer and President (Duly authorized officer and principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Sheinbaum
Marc Sheinbaum	President, Chief Executive Officer and Director (principal executive officer)	March 5, 2015

/s/ Christopher Wolf
Christopher Wolf	Chief Financial Officer (principal financial officer)	March 5, 2015

/s/ Paul Biddelman
Paul Biddelman	Chairman of the Board of Directors	March 5, 2015

/s/ Thomas Anderson
Thomas Anderson	Director	March 5, 2015

/s/ Samara Braunstein
Samara Braunstein	Director	March 5, 2015

/s/ David Cromwell
David Cromwell	Director	March 5, 2015

/s/ Robert Hartheimer
Robert Hartheimer	Director	March 5, 2015

/s/ Miles Lasater
Miles Lasater	Director	March 5, 2015

/s/ Patrick McFadden
Patrick McFadden	Director	March 5, 2015

/s/ Lowell Robinson
Lowell Robinson	Director	March 5, 2015

/s/ Mark Volchek
Mark Volchek	Director	March 5, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Higher One Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Higher One Holdings, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut
March 5, 2015

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2014 and 2013
(In thousands of dollars, except share and per share amounts)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$40,022	$6,268
Investments in marketable securities	249	247
Accounts receivable	8,929	8,747
Income receivable	9,053	6,680
Deferred tax assets	3,719	5,895
Prepaid expenses and other current assets	7,805	7,725
Restricted cash	-	250
Total current assets	69,777	35,812
Deferred costs	4,187	4,373
Fixed assets, net	46,768	49,888
Intangible assets, net	56,255	59,834
Goodwill	67,403	67,403
Loan receivable related to New Markets Tax Credit financing (Note 12)	7,633	7,633
Other assets	2,523	4,940
Restricted cash	2,725	2,500
Total assets	$257,271	$232,383

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,339	$3,787
Accrued expenses	25,872	30,322
Deferred revenue	25,174	22,392
Total current liabilities	54,385	56,501
Deferred revenue and other non-current liabilities	4,019	2,342
Loan payable and deferred contribution related to New Markets Tax Credit financing (Note 12)	8,871	9,181
Debt	94,000	89,000
Deferred tax liabilities	3,814	2,393
Total liabilities	165,089	159,417
Commitments and contingencies (Note 16)

Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 59,570,839 shares issued and 47,657,813 shares outstanding at December 31, 2014; 59,028,810 shares issued and 47,115,784 shares outstanding at December 31, 2013	60	60
Additional paid-in capital	185,588	181,339
Treasury stock, 11,913,026 and 11,913,026 shares at December 31, 2014 and December 31, 2013, respectively	(137,899)	(137,899)
Retained earnings	44,433	29,466
Total stockholders' equity	92,182	72,966
Total liabilities and stockholders' equity	$257,271	$232,383

The accompanying notes are an integral part of these consolidated financial statements.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands of dollars, except shares and per share amounts)

	2014	2013	2012
Revenue:
Account revenue	$131,053	$135,847	$150,715
Payment transaction revenue	58,231	41,109	23,168
Higher education institution revenue	38,667	33,155	21,016
Other revenue	910	1,012	2,821
Gross revenue	228,861	211,123	197,720
Less: allowance for customer restitution	(8,750)	–	–
Revenue	220,111	211,123	197,720
Cost of revenue	102,389	88,824	80,280
Gross margin	117,722	122,299	117,440
Operating expenses:
General and administrative	65,292	58,555	46,321
Product development	7,194	9,305	5,221
Sales and marketing	18,098	17,058	12,284
Litigation settlement and related costs	–	16,320	–
Merger and acquisition related (income) expenses, net	–	(4,791)	(5,828)
Total operating expenses	90,584	96,447	57,998
Income from operations	27,138	25,852	59,442
Interest income	92	88	109
Interest expense	(3,266)	(3,082)	(967)
Other income	678	622	310
Net income before income taxes	24,642	23,480	58,894
Income tax expense	9,675	9,352	22,024
Net income	$14,967	$14,128	$36,870

Net income available to common stockholders:
Basic	$14,967	$14,128	$36,870
Diluted	$14,967	$14,128	$36,870

Weighted average shares outstanding:
Basic	47,209,780	46,717,359	53,877,879
Diluted	48,050,039	48,368,365	56,728,807

Net income available to common stockholders per common share:
Basic	$0.32	$0.30	$0.68
Diluted	0.31	0.29	0.65

The accompanying notes are an integral part of these consolidated financial statements.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands of dollars, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance at December 31, 2011	56,615,683	$58	$161,268	$(16,208)	$(21,532)	$123,586
Stock-based compensation	–	–	4,287	–	–	4,287
Issuance of warrants	–	–	960	–	–	960
Tax benefit related to options	–	–	4,628	–	–	4,628
Repurchase of common stock	(10,324,500)	–	–	(115,695)	–	(115,695)
Cancellation of shares	(1,059,465)	(1)	–	–	–	(1)
Exercise of stock options	1,429,063	2	3,075	–	–	3,077
Net income	–	–	–	–	36,870	36,870
Balance at December 31, 2012	46,660,781	59	174,218	(131,903)	15,338	57,712
Stock-based compensation	–	–	4,305	–	–	4,305
Issuance of restricted stock	70,882	–	–	–	–	–
Tax benefit related to options	–	–	1,514	–	–	1,514
Repurchase of common stock	(528,403)	–	–	(5,996)	–	(5,996)
Exercise of stock options	912,524	1	1,302	–	–	1,303
Net income	–	–	–	–	14,128	14,128
Balance at December 31, 2013	47,115,784	60	181,339	(137,899)	29,466	72,966
Stock-based compensation	–	–	4,707	–	–	4,707,000
Issuance of restricted stock	360,228	–	–	–	–	-
Reversal of tax benefit related to options	–	–	(661)	–	–	(661)
Cancellation of shares	(4,375)	–	–	–	–	-
Exercise of stock options	186,176	–	203	–	–	203
Net income	–	–	–	–	14,967	14,967
Balance at December 31, 2014	47,657,813	$60	$185,588	$(137,899)	$44,433	$92,182

The accompanying notes are an integral part of these consolidated financial statements.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands of dollars)

	2014	2013	2012
Cash flows from operating activities
Net income	$14,967	$14,128	$36,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,072	14,620	10,250
Amortization of deferred finance costs	484	452	213
Stock-based compensation	4,574	4,144	4,093
Deferred income taxes	2,967	(6,587)	1,856
Income tax benefit related to exercise of stock options	(49)	(1,514)	(4,655)
Non-cash fair value adjustment of contingent consideration	–	(5,750)	(7,250)
Other income	(35)	(309)	(313)
Loss on disposal of fixed assets	118	28	44
Changes in operating assets and liabilities:
Accounts receivable	(182)	(3,117)	1,220
Income receivable	(2,373)	786	(1,505)
Deferred costs	(2,250)	(1,392)	(903)
Prepaid expenses and other current assets	(3,548)	6,770	13,262
Other assets	(1,612)	(355)	(267)
Accounts payable	(528)	31	757
Accrued expenses	(4,776)	19,384	(3,256)
Deferred revenue	3,381	6,190	3,181
Net cash provided by operating activities	30,210	47,509	53,597
Cash flows from investing activities
Purchases of available for sale investment securities	–	–	(11,230)
Proceeds from sales of available for sale investment securities	–	–	14,634
Proceeds from maturities of available for sale investment securities	–	–	12,094
Purchases of fixed assets, net of changes in payables of $1,278, $(163) and $(11,799), respectively	(3,487)	(6,761)	(23,495)
Cash paid for acquired businesses	–	(47,250)	(37,280)
Proceeds from development related subsidies	3,468	–	330
Additions to internal use software	(5,295)	(2,725)	(2,854)
Deposits to restricted cash, net	–	(1,250)	(2,250)
Proceeds from disposition of (investment in) equity method investment	3,581	(3,856)	–
Proceeds from escrow agent	25	2,000	–
Net cash used in investing activities	(1,708)	(59,842)	(50,051)
Cash flows from financing activities
Tax benefit related to exercise of stock options	49	1,514	4,655
Proceeds from exercise of stock options	203	1,303	3,077
Repayments of line of credit	(10,000)	(43,000)	–
Proceeds from line of credit	15,000	52,000	80,000
Payment of deferred financing costs	–	(251)	(1,637)
Repurchase of common stock	–	(5,996)	(115,695)
Net cash provided by (used in) financing activities	5,252	5,570	(29,600)
Net change in cash and cash equivalents	33,754	(6,763)	(26,054)
Cash and cash equivalents at beginning of period	6,268	13,031	39,085
Cash and cash equivalents at end of period	$40,022	$6,268	$13,031

Supplemental information:
Income tax paid	$9,549	$11,977	$4,483
Cash paid for interest	2,851	2,791	426

The accompanying notes are an integral part of these consolidated financial statements.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014
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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates include those related to the contingent liabilities, valuation of deferred taxes, provision for operational losses, valuation of acquired intangible assets and assumptions used in the valuation of stock options. Actual results could differ from these estimates.

Cash and Cash Equivalents

We consider all short-term, highly-liquid investments, with an original maturity of three months or less, to be cash equivalents. Cash equivalents are recorded at cost which approximates their fair value.

Investments in Marketable Securities

Marketable securities that have a readily determinable fair value and that we do not intend to trade are classified as available for sale and carried at fair value. Unrealized holding gains and losses are recorded as other comprehensive income, a separate component of shareholders’ equity, net of deferred income taxes. There are no unrealized holding gains or losses in the periods presented.

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

We had no recorded unrealized gains or losses from investments as of either December 31, 2014 or 2013 and there is no difference between the amortized cost and fair value of the securities we held. The fair value of our cash equivalents as of December 31, 2014 and 2013 was valued based upon Level 1 inputs.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

Concentration of Credit Risk

Our potential concentration of credit risk consists primarily of trade accounts receivable from university clients. For the years ended December 31, 2014, 2013 and 2012, no university client individually accounted for more than 10% of trade accounts receivable or revenue.

Fixed Assets

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  We reflect grants, credits, and subsidies received in connection with our real estate development project, including capital-based investment grants and investment tax credits, as reductions in the net carrying value of the building.

Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of consideration transferred over the fair values assigned to the underlying net identifiable assets of acquired businesses. We test goodwill for impairment annually on October 31, or whenever events or changes in circumstances indicate that impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of an acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business, and a variety of other circumstances. If it is determined that impairment has occurred, we record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. We test intangible assets for impairment whenever events occur indicating that the carrying value may be impaired. No impairments of goodwill or intangible assets were recorded during the years ended December 31, 2014, 2013 and 2012.

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

Capitalized Software

Computer software development costs incurred in the preliminary project stage for software to be used for internal use are expensed as incurred until the capitalization criteria have been met. The criteria for capitalization is defined as the point at which the preliminary project stage is complete, we commit to funding the computer software project, it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization ceases at the point that the computer software project is substantially complete and ready for its intended use. The capitalized costs are amortized using the straight-line method over the estimated economic life of the software, generally three years. During the years ended December 31, 2014, 2013 and 2012, approximately $5.4 million, $2.9 million and $3.0 million, respectively, of costs were capitalized. During the years ended December 31, 2014, 2013 and 2012, approximately $0.1 million, $0.2 million and $0.2 million, respectively, of the costs capitalized were from stock-based compensation.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

Revenue Recognition and Deferred Revenue

We derive revenues from the delivery of services to higher education institution clients and their constituents such as students, faculty, staff and alumni. Revenues are recognized when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured. We enter into long-term (generally three- or five-year initial term) contracts with higher education institutions to provide payment and refund management disbursement services. Our contracts to provide data analytic services are usually one-year contracts. We categorize revenue as account revenue, payment transaction revenue, higher education institution revenue and other revenue. Deferred revenue consists of amounts billed to or received from clients prior to the performance of services. During 2014, we recorded an allowance for customer restitution which is recorded as a reduction of revenue. See Note 16 for further information.

Account Revenue

Account revenue is generated from deposit accounts opened and funded by students and other members of the campus community. We earn fees for services based on a fee schedule, including interchange fees charged to merchants, ATM fees, non-sufficient funds fees and other fees. Revenue on such transactions is recognized when the banking transaction is completed.

Payment Transaction Revenue

Payment transaction revenue is generated through convenience fees charged when students, parents or other payers make payments to higher education institution clients through one of our payment products using a credit or debit card or by students who establish a payment plan through us. Payment transaction revenue is recognized when the transaction giving rise to the convenience fee is processed, or ratably over the duration of the payment plan.

Higher Education Institution Revenue

Revenue from higher education institution clients is generated from fees charged for the services they purchase from us. For Refund Management disbursement services, clients are charged an annual fee and/or per-transaction fees for certain transactions. The annual fee is recognized ratably over the period of service and the transaction fees are recognized when the transaction is completed.

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
December 31, 2014
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

Stock-based Compensation

We measure and recognize compensation expense for share-based awards based on the estimated fair value on the date of grant. We issue new shares upon the exercise of outstanding stock options. We estimate fair value of each option using the Black-Scholes option-pricing model with the following assumptions for stock options granted during the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Expected term	5.0 – 6.3 years	5.0 – 6.8 years	5.0 – 6.3 years
Expected volatility	47.2% – 54.2%	49.0% – 54.0%	47.8% – 51.7%
Risk-free rate	1.5% – 2.0%	0.9% – 2.1%	0.8% – 1.3%
Expected dividends	None	None	None

Expected term is the period of time that the equity grants are expected to remain outstanding. We calculate the expected life of the options using the “simplified method.” We use the simplified method, because we do not yet have sufficient historical exercise data as a publicly traded company to provide a reasonable basis to estimate the expected term. We use the midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing. The simplified method was applied for all options granted during 2014, 2013 and 2012.

Expected volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. We have based our estimated volatility both on the historical volatility of a peer group of publicly traded companies which includes companies that are in the same industry or are our competitors and our own historical volatility. We use a blended rate of our actual historical volatility and the historical volatility of a peer group, because we do not yet have sufficient historical share volatility to provide a reasonable basis to estimate our expected volatility for the entire expected term.

Risk-free rate is the average U.S. Treasury rate at the time of grant having a term that most closely approximates the expected term of the option.

Expected dividends have not been assumed, because we have never declared or paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Restricted stock awards and units are stock awards which entitle the holder to receive shares of our common stock as the award vests over time. The fair value of each restricted stock award is estimated using the intrinsic value method which is based on the fair market value price on the date of grant. Compensation expense for restricted stock awards is recognized ratably over the vesting period on a straight-line basis.

Provision for OneAccount Losses

We have entered into agreements with third-party FDIC-insured banks to hold all deposit accounts of our accountholders. Although those deposit funds are held by the third-party banks, we are liable to the banks for any uncollectible accountholder overdrafts and any other losses due to fraud or theft. We provide reserves for our estimated overdraft liability and our estimated uncollectible fees to the third-party banks. The provision for these reserves is included within the cost of revenue on the accompanying consolidated financial statements. Such reserve is based upon an analysis of outstanding overdrafts and historical repayment rates. See Note 9 for further information. We also record an estimated liability for losses due to fraud or theft based on transactions that have been disputed by our accountholders but where such disputes have not been resolved as of the end of the reporting period based on our historical rate of loss on such transactions.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are also recognized for net operating loss and credit carry-forwards. These deferred tax assets and liabilities are measured using the currently enacted tax rates and laws. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.

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

The following table provides a reconciliation of the amounts used in computing basic and diluted net income available to common stockholders per common share:

	2014	2013	2012
Net income available to common shareholders:
Basic	$14,967	$14,128	$36,870
Diluted	$14,967	$14,128	$36,870

Weighted average shares outstanding:
Basic	47,209,780	46,717,359	53,877,879
Stock awards	840,259	1,651,006	2,850,928
Diluted	48,050,039	48,368,365	56,728,807

Net income per common share:
Basic	$0.32	$0.30	$0.68
Diluted	$0.31	$0.29	$0.65

The dilutive effect of stock options and warrants totaling 3,022,492, 2,161,583 and 1,091,876 were not included in the computation of diluted net income per common share for the years ended December 31, 2014, 2013 and 2012, respectively, because their effect would be anti-dilutive. Anti-dilutive securities are securities that upon conversion or exercise increase earnings per share (or reduce the loss per share).

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

Treasury Stock

Treasury stock is recorded at cost.

Comprehensive Net Income

Comprehensive net income includes net income, combined with any unrealized gains and losses not included in earnings, and is reflected as a separate component of stockholders’ equity. There were no differences between net income and comprehensive net income for the years ended December 31, 2014, 2013 and 2012.

Segment Information

We currently operate in one business segment, namely, providing technology, data analytics and payment services to the higher education industry. We provide products and services to two distinct, but related, target markets, higher education institutions and their students. We are not organized by product or market and we are managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. We do not operate any material separate lines of business or separate business entities with respect to our products or product development. Accordingly, we do not accumulate discrete financial information with respect to separate product lines and we do not have separately reportable segments. All of our material identifiable assets and substantially all of our clients and customers are located in the United States.

Recent Accounting Pronouncements

There were no new accounting standards adopted during 2014 which had a material impact on our consolidated financial position, results of operations or liquidity.

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
December 31, 2014
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

3.	Acquisitions

Intellectual Property Acquisition

On June 9, 2008, we entered into a purchase agreement with one of the officers of EduCard, LLC to purchase certain intellectual property. The purchase price of 3,000,000 shares of our common stock issued to the individual was subject to restrictions and certain repurchase rights through December 31, 2011, based upon student enrollment at qualified educational institutions which converted to our platform as defined in the agreement. As of December 31, 2011, 1,051,878 shares reverted back to us, because certain of the required milestones were not met. These shares were cancelled during the year ended December 31, 2012.

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
December 31, 2014
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

Goodwill represents the excess of the fair value of consideration transferred for an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill exists in the transaction as a result of value beyond that of the tangible and other intangible assets, attributable to synergies that exist in the combined business. Goodwill of $20.3 million is deductible for tax purposes.

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
December 31, 2014
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

Campus Solutions Acquisition

On May 7, 2013, we entered into an Asset Purchase Agreement with Sallie Mae, Inc., or Sallie Mae, to purchase substantially all of the assets of Sallie Mae’s Campus Solutions business, or Campus Solutions, for consideration of approximately $47.3 million in cash, $5.2 million of which was deposited into escrow at closing.  We recorded a contingently returnable escrow receivable of $3.3 million at the time of the acquisition related to the amount which was deposited into escrow at closing.  All escrowed amounts have been released.

We completed the acquisition on May 7, 2013, and used borrowing available under our credit facility to pay the purchase price and related transaction costs.  The Campus Solutions business provides refund disbursement and payment processing solutions, including tuition payment plans, to education institutions.  The acquisition of the Campus Solutions business significantly increased the number of our higher education institution clients to whom we provide refund disbursement and payment processing services. The net assets and results of operations of the Campus Solutions business are included in our consolidated financial statements from May 7, 2013. Assets acquired and liabilities assumed were recorded at their fair values as of May 7, 2013.

During the year ended December 31, 2014, we recorded a measurement period adjustment which resulted in a change in the fair values attributed to the contingently returnable escrow receivable, intangible assets and goodwill. We have revised the comparative balance sheet as of December 31, 2013 to include the effect of the measurement period adjustment as if the accounting had been completed on the acquisition date. The fair value of the contingently returnable escrow receivable was reduced by $3.2 million and the fair values of intangible assets and goodwill were increased by $2.3 million and $0.9 million, respectively. The fair value of the contingently returnable escrow receivable decreased as a result of additional client contracts which were assigned to us, compared to our earlier assessments.  The remaining disclosures related to the acquisition of Campus Solutions have been updated to reflect this measurement period adjustment.

During the year ended December 31, 2014, we received $1.6 million from the amounts that were deposited into escrow. The determination of the amount that we would receive did not occur until after the measurement period related to the Campus Solutions acquisition ended and was based on facts and circumstances negotiated after the end of the measurement period. Also during the year ended December 31, 2014, we recorded an expense of $1.0 million in order to reflect an obligation we assumed to ensure sufficient assets were available to satisfy liabilities associated with the Campus Solutions tuition payment plan line of business. The net effect of these two transactions resulted in other income of $0.6 million being recorded during the year ended December 31, 2014.

Under the acquisition method of accounting, the total fair value of consideration transferred was allocated to Campus Solution’s net tangible and intangible assets based on their estimated fair values as of May 7, 2013. The fair value of consideration transferred was allocated as follows (in thousands):

Assets acquired:	May 7, 2013
Accounts receivable	$770
Contingently returnable escrow receivable	136
Fixed assets	92
Intangible assets	25,850
Goodwill	20,402
Total assets acquired and fair value of consideration transferred	$47,250

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

The following methods and inputs were utilized to determine fair value for the respective items:
Item	Valuation technique	Inputs
Contingently returnable escrow receivable	Probability-weighted future possible outcomes	Estimate of the contracts that will be assigned to us and the amount to be paid from escrow to us for each such contract
Completed technology	Income approach – relief from royalty	Estimated future revenue attributable to technology completed as of the acquisition date, royalty rate and discount rate
Customer relationships	Income approach – excess earnings	Estimated future revenues attributable to existing higher education institution clients as of the acquisition date, estimated income associated with such revenue, royalty rate and discount rate

The acquired intangible assets will be amortized each year based on a straight-line method over the estimated useful life of the asset.

	Weighted-average amortization period (in years)	Amount
Customer relationships	11	$23,130
Completed technology	3	2,720
Total acquired intangible assets	10	$25,850

Goodwill represents the excess of the fair value of consideration transferred for an acquired business over the fair value of the net tangible and intangible assets acquired. Goodwill exists in the transaction as a result of value beyond that of the tangible and other intangible assets, attributable to synergies that exist in the combined business, including a planned migration to a single technology platform. Goodwill of $20.2 million is deductible for tax purposes.

The Campus Solutions business does not constitute a separate operating segment. We have integrated the Campus Solutions business into our existing business. We have also concluded that our operating segment is a single reporting unit. Our single operating segment does not have any components that constitute a separate business for which discrete information will be available. We are operating the combined enterprise as one integrated business. Accordingly, the goodwill arising from the acquisition was assigned to our single operating segment and single reporting unit. We reported revenues totaling approximately $13.2 million from the Campus Solutions acquisition from the acquisition date of May 7, 2013 through December 31, 2013.

Pro Forma Financial Information (Unaudited)

The financial information in the table below summarizes the combined results of operations of Campus Labs, Campus Solutions and us on a pro forma basis. The financial information is presented as though the acquisition of Campus Labs occurred on January 1, 2011 and Campus Solutions occurred on January 1, 2012. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes amortization expense from acquired intangible assets, adjustments to interest expense, interest income and related tax effects.

	Year Ended December 31,
in thousands (other than share and per share information)	2013	2012
Revenues	$219,913	$227,132
Net income	$11,034	$26,380
Basic earnings per share	$0.24	$0.49
Basic weighted average number of common shares outstanding	46,717,359	53,877,879
Diluted earnings per share	$0.23	$0.47
Diluted weighted average number of common and common equivalent shares outstanding	48,368,365	56,728,807

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

4.	Fair Value Measurements

The following table reflects the assets and liabilities carried at fair value measured on a recurring basis:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Fair values at December 31, 2014
Assets:
Certificate of deposit	$249	$-	$249	$-

Fair values at December 31, 2013
Assets:
Certificate of deposit	$247	$-	$247	$-

A summary of the activity of the fair value of the measurements using unobservable inputs (Level 3 Assets and Liabilities) for the year ended December 31, 2013 is as follows (in thousands):

	Beginning Value of Level 3 Measurements	New Level 3 Measurements	Gain Recognized in Earnings	Settlements	Ending Fair Value of Level 3 Measurements
Year ended December 31, 2013:
Contingently returnable escrow receivable asset	$–	$136	$–	$(136)	$–

Contingent consideration liability	$5,750	$–	$(5,750)	$–	$–

Our contingently returnable escrow receivable was valued using probability-weighted, future possible expected outcomes.  The unobservable input utilized in the determination of this receivable is our estimation of which clients of Campus Solutions subject to the escrow agreement will agree to the assignment of their contracts to us (see “Note 3 – Business Combinations” for additional information related to this arrangement).

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

We had no unrealized gains or losses from investments as of December 31, 2014 and 2013, and there is no difference between the amortized cost and fair value of the securities we held.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

The carrying amounts of our cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value, because of the short-term nature of these instruments. The carrying amount of our debt outstanding under our credit facility approximates fair value. Our loan receivable related to New Markets Tax Credit financing is a debt instrument that we classify as held to maturity and is recorded at amortized cost. The carrying value of both our loan receivable and loan payable related to New Markets Tax Credit financing approximates fair value as of December 31, 2014. The fair value of our loan payable and loan receivable related to New Markets Tax Credit financing was estimated using discounted cash flow analysis based on rates for similar types of arrangements.

5.	Restricted Cash

During the years ended December 31, 2013 and 2012, we deposited various amounts of cash with our bank partners in connection with the deposit processing services that they provide to us. The amounts are reflected in both current and non-current portions of restricted cash as of December 31, 2014 and 2013.

In February 2011, we deposited $1.1 million into an escrow account to fulfill our obligations related to a sales and use tax agreement with the Connecticut Development Authority. This amount is reflected on the consolidated balance sheet as noncurrent restricted cash as of December 31, 2014 and 2013.  See Note 12 for additional information.

We accept payments on behalf of educational institutions and subsequently remit these payments to the education institutions. The amounts received are maintained in segregated accounts for the benefit of either the institution or the payer. There were approximately $297.9 million and $199.1 million of such funds as of December 31, 2014 and 2013, respectively. These deposits are not our funds and therefore are not included in the accompanying condensed consolidated balance sheets.

6.	Deferred Costs

Deferred costs consist of the following:

	December 31,
	2014	2013
Deferred implementation costs	$13,016	$10,766
Deferred financing costs	2,880	2,880
Less: Accumulated amortization	(11,709)	(9,273)
Deferred costs, net	$4,187	$4,373

For the years ended December 31, 2014, 2013 and 2012, we deferred $2.2 million, $1.6 million and $2.5 million respectively, of such costs. Amortization of deferred costs for the years ended December 31, 2014, 2013 and 2012 was $2.4 million, $1.9 million and $1.7 million respectively. Amortization of deferred financing costs is charged to interest expense. Amortization of deferred implementation costs is charged to cost of revenue.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

7.	Fixed Assets

Fixed assets consist of the following:

	Estimated Useful Life	December 31,
	(in years)	2014	2013

Building and building improvements	10 or 39	$30,884	$29,606
Computers and software	3 – 10	25,228	20,413
Equipment	7	13,461	12,676
Furniture and fixtures	5	1,292	1,322
Leasehold improvements	5	508	508
Assets under construction		588	3011
		71,961	67,536
Less: Accumulated depreciation		(25,193)	(17,648)
Fixed assets, net		$46,768	$49,888

Depreciation and amortization of fixed assets for the years ended December 31, 2014, 2013 and 2012 was $8.0 million, $6.7 million and $5.5 million respectively.

See Note 12 for further information on our building and building improvements.
8.	Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	Weighted Average Amortization Period	December 31,
	(in years)	2014	2013
Goodwill		$67,403	$67,403

Completed technology	7	$15,324	$15,324
Internal use software	3	10,410	2,212
Contracts and customer lists	11	48,571	48,571
Tradenames and domain names	9	1,150	1,150
Covenants not to compete	5	5,016	5,016
Internal use software in development		2,144	4,811
		82,615	77,084
Less: Accumulated amortization		(26,360)	(17,250)
Intangible assets, net		$56,255	$59,834

The following table summarizes changes in goodwill:

Balance at December 31, 2012	$47,000
Acquisition of Campus Solutions	20,403
Balance at December 31, 2013	67,403
Balance at December 31, 2014	$67,403

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

Intangible assets from acquisitions are amortized over three to twelve years. Amortization expense related to intangible assets was approximately $9.1 million, $6.5 million and $3.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization related to completed technology is expensed to cost of revenues, while amortization of other intangibles is expensed to general and administrative and sales and marketing expenses.

Total estimated amortization expense, related to intangible assets, for each of the next five years, as of December 31, 2014, is expected to approximate:

Year Ending December 31,
2015	$10,691
2016	10,816
2017	8,201
2018	5,999
2019	5,360

9.	Provision for Operational Losses

Activity in the provision for operational losses for each of the last three years is as follows:

	December 31,
	2014	2013	2012
Prepayment of operational losses, beginning	$805	$4,463	$3,796
Provision for operational losses	(4,425)	(5,948)	(12,009)
Payments to third party for losses	4,395	2,290	12,676
Prepayment of operational losses, ending	$775	$805	$4,463

The balance as of December 31, 2014 and 2013 is included within prepaid expenses and other current assets on the accompanying balance sheet.

10.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2014	2013
Litigation settlement and related costs	$9,278	$16,310
Compensation and benefits	4,214	4,053
Bank and payment processing expenses	5,977	3,118
Data processing	2,806	2,632
Other	3,597	4,209
Accrued expenses	$25,872	$30,322

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014
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

The October 2012 Facility contains certain affirmative covenants, including covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral. The October 2012 Facility also contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of our business and engage in transactions with our affiliates. Acceleration of repayment of the October 2012 Facility could also occur upon a change of control or if we experience a material adverse change in our operations, condition or prospects. In addition, the October 2012 Facility contains certain financial covenants that require us to maintain EBITDA, as defined in the October 2012 Facility, on a consolidated basis for the prior four fiscal quarters of at least $50.0 million, a debt to EBITDA ratio of 2.50 to 1.00 or less, and a fixed charge coverage ratio of at least 1.25 to 1.00.  We were in compliance with each of the applicable debt covenants in the October 2012 Facility, as amended, as of December 31, 2014.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

We incurred financing costs of $0.3 million and $1.6 million during the years ended December 31, 2013 and 2012, respectively, relating to the October 2012 Facility. These financing costs are included in deferred costs on the accompanying consolidated balance sheets.  As of December 31, 2014, we had $94.0 million outstanding under the October 2012 Facility at a weighted average interest rate of 2.42%.

Subsequent Event
We amended the October 2012 Facility in February 2015, or the February 2015 Amendment, which modified certain of the financial covenants and other terms of the agreement as follows:

reduce the revolving credit facility to $140.0 million, with $35.0 million of such facility reserved only for the resolution of the certain regulatory matters, as defined.  The revolving credit facility subsequently reduces to $130.0 million and $120.0 million as of December 31, 2015 and 2016, respectively;

	maintain a debt to consolidated EBITDA ratio of 2.75 to 1.00 or less for the evaluation periods from March 31, 2015 through September 30, 2016, and of 2.50 to 1.00 or less thereafter;

requires us to maintain  consolidated EBITDA, as defined in the October 2012 Facility, as amended, on a consolidated basis for the prior four fiscal quarters of at least the following amounts (i) $45.0 million as of March 31, 2015 and June 30, 2015, (ii) $40.0 million as of September 30, 2015 and December 31, 2015, and (iii) $35 million as of March 31, 2016 and all future evaluation periods;


allow, at our option, amounts outstanding under the October 2012 Facility to accrue interest at a rate equal to either (i) the London Interbank Offered Rate, or LIBOR, plus a margin of 4% or (ii) a fluctuating base rate tied to the federal funds rate, the administrative agent's prime rate and LIBOR, plus a margin of 3%;

	allow for the payment of up to $75 million related to the settlement of certain regulatory matters, as defined;
	allow for the exclusion from the computation of consolidated EBITDA of up to $75 million of income statement charges related to certain regulatory matters, as defined;

automatically and permanently reduce the revolving credit facility, dollar for dollar up to a maximum reduction in the revolving credit facility of $20.0 million, to the extent that the loss related to those certain regulatory matters is less than $70.0 million.

In connection with the February 2015 Amendment, we paid down the outstanding balance of the October 2012 Facility by $35 million and incurred financing costs of approximately $4.4 million in February 2015.

12.	Real Estate Development Project and Related Transactions

Real Estate Development Project: As of December 31, 2014, we have incurred approximately $30.9 million, net of certain credits described below, on a project that developed two previously existing commercial buildings located in New Haven, Connecticut into our new corporate headquarters, to which we moved at the end of 2011.  Real Estate LLC engaged Winchester Arms NH, LLC to develop the buildings and John Moriarty & Associates, or Moriarty, to be the general contractor for the project.

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
December 31, 2014
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

All amounts, other than the Federal Historic Preservation Tax Incentives Program and $3.5 million of the other contributions, were received by us during 2011. The federal historic tax credits were received in 2012.  As of December 31, 2013, $3.5 million was payable to us associated with state historic tax credits generated by the project.  This amount was recorded within prepaid expenses and other current assets, along with an offsetting reduction to our fixed assets, in our consolidated balance sheet as of December 31, 2013. We received payment of the amounts receivable in January 2014.

We provided separate guarantees to each of two departments of the state of Connecticut. One guaranty relates to our obligation to repay a grant if we fail to meet certain criteria, including a specified minimum average employment level in Connecticut for the years 2015 – 2018. The other guaranty relates to our obligation to repay sales and use tax exemptions if we fail to meet certain criteria, including a minimum employment threshold. The maximum potential amount of repayments for these guarantees is approximately $7.0 million.  During the year ended December 31, 2014, we recorded a liability, and corresponding increase in our fixed asset balance, totaling $1.3 million, which represents our best estimate of expected repayments resulting from these guarantees.  The liability of $1.3 million is recorded within deferred revenue and other non-current liabilities ($1.1 million), as it would not be due until 2019, and accrued expenses ($0.2 million) in our condensed consolidated balance sheet as of December 31, 2014.

New Market Tax Credit Financing: In December 2011, we consummated a financing transaction related to the federal New Markets Tax Credit, or NMTC, program which provided funding for our real estate development project.  The NMTC program is designed to encourage new or increased investments into operating businesses and real estate projects located in low-income communities.  In connection with this transaction, HOI provided a loan of $7.6 to an unrelated third party.  We consider this loan to be a debt instrument held to maturity which is recorded at amortized cost and the value as of December 31, 2014 approximates fair value.  The loan bears interest at 1.0% which is payable quarterly and matures in December 2041.  Repayments on the loan commence in December 2019.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014
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

Investment in Winchester Lofts: In connection with the real estate project described above, we made an investment in FC Winchester Lofts Master Tenant, LLC, or the Master Tenant, which will maintain and operate a residential development project which is adjacent to our corporate headquarters. During the year ended December 31, 2014, we sold our interest in the Master Tenant and recorded a loss on the transaction of $0.3 million, which is reflected in other income (loss) on our accompanying statement of operations.  As a result of the sale of our interest, we do not have any future obligations to the Master Tenant and we are no longer entitled to receive any cash flows generated by the project.  When we contributed capital to the project, the power to direct the economically significant activities of the project was held by the other member of the Master Tenant, as such we were not the primary beneficiary of the Master Tenant.  Accordingly, our investment in the Master Tenant was accounted for as an equity method investment. The equity investment totaled $3.9 million during the year ended December 31, 2013 and is included within other assets on the accompanying balance sheet as of December 31, 2013.

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

Treasury Stock

During the years ended December 31, 2013 and 2012, we purchased 528,403 and 10,324,500 shares of our common stock, respectively at a cost of $6.0 million and $115.7 million, respectively.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

14.	Stock Based Compensation

Our board of directors adopted the 2000 Stock Plan on April 20, 2000. The 2000 Stock Plan, as amended, permitted the granting of stock options and restricted stock to employees and directors not to exceed in the aggregate 11,400,000 shares of Common Stock. Such options expire ten years from the date of grant and options are no longer able to be granted under the 2000 Stock Plan. On March 26, 2010, our Board of Directors adopted the 2010 Equity Incentive Plan, or 2010 Plan. The 2010 Plan was amended in May 2013. The 2010 Plan permits the granting of stock options, restricted stock and other stock-based awards to employees and directors not to exceed in the aggregate 5,760,000 shares of Common Stock. Options for our employees under the 2000 Plan and 2010 Plan vest over periods of up to five years, with the majority vesting as follows: one-fifth of the granted options vest one year from the date of grant; the remaining four-fifths vest at a rate of 1/48 per month over the remaining four years of the vesting period. We primarily grant incentive stock options, but occasionally grant nonqualified stock options to key members of management.  We settle stock option exercises with newly issued common shares.

As of December 31, 2014, 2,235,630 and 5,318,990 shares of common stock were reserved for issuance under the 2000 Plan and 2010 Plan, respectively, of which 1,634,924 remain available for grant under the 2010 Plan.  A summary of stock option and restricted stock activity under our stock plans for the years ended December 31, 2014, 2013 and 2012, and changes during the years then ended are as follows:

	Stock Options		Warrants		Restricted Stock
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares		Weighted Average Grant Stock Price
Outstanding at December 31, 2011	6,190,466	$5.53	-	$-	21,678		$10.80
Granted	858,000	13.19	150,000	11.67	-		-
Exercised	(1,429,063)	2.15	-	-	(7,044)	(1)	10.80
Forfeited / Canceled	(180,068)	11.15	-	-	(7,587)		10.80
Outstanding at December 31, 2012	5,439,335	$7.44	150,000	$11.67	7,047		$10.80
Granted	2,064,837	10.40	–	-	105,812		9.81
Exercised	(912,524)	1.43	–	-	(7,047)	(1)	10.80
Forfeited / Canceled	(162,414)	13.41	–	-	–		-
Outstanding at December 31, 2013	6,429,234	$9.09	150,000	$11.67	105,812		$9.81
Granted	383,436	5.87	–	-	1,340,822		4.65
Exercised	(186,176)	1.09	–	-	(79,134)	(1)	9.18
Forfeited / Canceled	(1,872,322)	11.30	–	-	(4,375)		8.00
Outstanding at December 31, 2014	4,754,172	$8.28	150,000	$11.67	1,363,125		$4.77

Intrinsic value
Shares outstanding	$1,809,000		$–		$5,739,000
Shares vested	1,778,000		–
(1)	Represents restricted stock vested

The weighted-average grant-date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $2.92, $5.17 and $6.23, respectively. The weighted-average grant-date fair value of options vested during the years ended December 31, 2014, 2013 and 2012 was $6.06, $6.15, and $4.67, respectively. The total grant-date fair value of options vested during the years ended December 31, 2014, 2013 and 2012 was $2.8 million, $3.8 million and $4.1 million, respectively. The weighted-average grant-date fair value of options forfeited in 2014, 2013 and 2012 was $5.57, $6.86 and $6.21, respectively.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)
The following table summarizes information about stock options outstanding at December 31, 2014:

Options Outstanding and Expected to Vest			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

4,754,172	5.7	$8.28	3,302,102	4.6	$7.52

The total intrinsic value, the amount by which the stock price exceeds the exercise price of the option on the date of exercise, of stock options exercised for the years ended December 31, 2014, 2013 and 2012 was $0.9 million, $7.8 million and $16.2 million, respectively.

As of December 31, 2014, the total compensation cost related to non-vested options and restricted stock not yet recognized in the consolidated financial statements is approximately $10.0 million, net of estimated forfeitures. The cost is expected to be recognized through December 2018 with a weighted average recognition period of approximately 2.9 years.

The total income tax benefits recognized in the consolidated statements of operations related to stock options for the years ended December 31, 2013 and 2012 were approximately $0.1 million and $0.2 million, respectively.

15.	Income Taxes

The components of income tax expense for the years ended December 31, 2014, 2013 and 2012, were as follows:

	2014	2013	2012
Current income tax expense
Federal	$6,128	$14,839	$18,788
State and local	580	1,100	1,380
Total	6,708	15,939	20,168

Deferred income tax expense (benefit)
Federal	2,860	(6,314)	1,992
State and local	107	(273)	(136)
Total	2,967	(6,587)	1,856
Income tax expense	$9,675	$9,352	$22,024

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)
The reconciliation of expected income tax expense at the statutory federal income tax rate to the effective income tax rate is as follows:

	2014	2013	2012
Expected federal income tax expense	$8,625	$8,218	$20,613
Stock-based compensation	472	605	560
Non-deductible expenses	329	60	71
State tax expense, net of federal tax effect	484	442	761
Federal credits	(96)	(53)	-
Other	(139)	80	19
Income tax expense	$9,675	$9,352	$22,024

Deferred tax assets (liabilities) reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of net deferred tax (liabilities) assets are as follows:

	December 31,
	2014		2013
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

Class action settlement and allowance for customer restitution	$3,378	$–	$6,034	$–
Stock options	2,939	–	2,691	–
Tax credits	812	–	834	–
Intangible assets	–	(951)	–	(651)
Fixed assets	–	(6,475)	–	(5,400)
Other	1,611	–	1,122	(9)
Gross deferred tax assets and liabilities	8,740	(7,426)	10,681	(6,060)
Valuation allowance	(1,409)	–	(1,119)	–
Net deferred tax assets and liabilities	$7,331	$(7,426)	$9,562	$(6,060)

As of December 31, 2014, we had approximately $12.3 million of state net operating loss carry-forwards, which expire from 2020 through 2034. We also have approximately $1.1 million in state credit carry-forwards, layers of which expire from 2014 to 2034. State net operating loss carry-forwards of approximately $0.1 million are restricted under Section 382 of the Internal Revenue Code. As of December 31, 2014, we had federal net operating loss carry-forwards of approximately $0.1 million that expire in 2022 and federal credits carry-forwards of approximately $0.1 million that expire from 2020 to 2023. All federal net operating loss and credit carry-forwards are restricted under Section 382 of the Internal Revenue Code, which limits the utilization of net operating losses and credits when ownership changes, as defined by that section, occur. We have performed an analysis of our Section 382 ownership changes and determined that the utilization of certain of our net operating loss and credit carry-forwards may be limited with respect to the amount which can be utilized in a single tax year. We do not expect that Section 382 will limit the ultimate utilization of the net operating loss or credit carry-forwards. Valuation allowances have been established primarily for state tax credits and net state operating loss carry-forwards which we do not expect to utilize.

In general, we are no longer subject to state examinations for tax years prior to 2011.  Years prior to 2011 are subject to examination in a limited number of states in which the statute of limitations period exceeds three years or net operating losses have been utilized in recent periods.  We are no longer subject to examination for federal purposes for tax years prior to 2011. All of our unrecognized tax benefit/liability would affect our effective tax rate if recognized.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Balance at January 1	$426	$345	$342
Additions for tax positions related to the current year	–	76	17
Additions for tax positions of prior years	24	29	18
Reductions for tax positions of prior years	(12)	–	(10)
Settlements	–	–	–
Reduction due to statute of limitation expiration	(114)	(24)	(22)
Balance at December 31	$324	$426	$345

16.	Commitments and Contingencies

Operating Leases, Purchase Obligations and Other Commitments

We lease facilities with varying terms, renewal options and expiration dates. Aggregate future minimum lease payments under non-cancelable operating leases are as follows:

2015	$539
2016	482
2017	331
2018	252
2019	329
Thereafter	790
Total payments	$2,723

Rent expense under non-cancelable operating leases for the years ended December 31, 2014, 2013 and 2012 was $0.7 million, $0.7 million and $1.2 million, respectively.

We also have certain purchase obligations which include minimum amounts committed for contracts for services through 2017. The minimum payments due for these services are as follows:

2015	$2,817
2016	2,919
2017	2,492
Total	$8,228

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

Litigation and Regulatory

From time to time, we are subject to litigation relating to matters in the ordinary course of business, as well as regulatory examinations, information gathering requests, inquiries and investigations.

Regulatory Examinations and Other Matters

In February 2011, the New York Regional Office of the FDIC notified us that it was prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. We responded to the FDIC’s notification and voluntarily initiated a plan in December 2011, which provided credits to certain current and former customers that were previously assessed certain insufficient fund fees. As a result of this plan, we recorded a reduction in our revenue of approximately $4.7 million in 2011. On August 8, 2012, we received a Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty, or the Consent Order, dated August 7, 2012, issued by the FDIC to settle such alleged violations.  Pursuant to the terms of the Consent Order, we neither admitted nor denied any charges when agreeing to the terms of the Consent Order. Under the terms of the Consent Order, we were required to, among other things, review and revise our compliance management system and, to date, we have substantially revised our compliance management system. Additionally, the Consent Order provided for restrictions on the charging of certain fees. The Consent Order further provided that we shall make restitution to less than 2% of our customers since 2008 for fees previously assessed, which restitution has been completed through the voluntary customer credit plan described above, and we paid a civil money penalty of $0.1 million. We remain subject to the jurisdiction and examination of the FDIC and further action could be taken to the extent we do not comply with the terms of the Consent Order or if the FDIC were to identify additional violations of certain applicable laws and regulations.

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

Approximately 55% of the OneAccounts are held at our bank partner regulated by the FDIC and we will need to consider voluntarily providing restitution to those OneAccounts held at that bank partner. In the event we do provide restitution to these OneAccounts on the same basis as an order from the Board of Governors or if the FDIC were to elect to seek a similar administrative action against us as has been proposed by the staff of the Board of Governors, it is reasonably possible that our loss related to this matter will increase accordingly and increase our total exposure by an additional restitution amount of approximately $35 million, or approximately $70 million in total.

During the year ended December 31, 2014, we recorded a liability of $8.75 million related to this matter, which is shown as a reduction of revenue on our consolidated statement of operations. While we believe that it is probable that we will have a loss related to this regulatory matter, in view of the inherent difficulty of predicting the outcomes of regulatory matters, we cannot predict the eventual outcome of this pending matter, the timing of the ultimate resolution of this matter or an exact amount of loss associated with this matter. The liability reflects the minimum amount we expect to pay related to this matter, although, there is a reasonable possibility that the liability will increase in future periods. The ultimate amount of restitution or civil money penalties is subject to many uncertainties and therefore impossible to predict. As disclosed in “Note 11 – Credit Facility” of our consolidated financial statements, we amended our Credit Facility in February 2015. The amendment allows, among other things, for the payment of up to $75 million in connection with the resolution of the regulatory matters described above.

We believe that our cash flows from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over the next twelve months. However, we may be required to pay material customer restitution and civil money penalties related to certain regulatory proceedings as described above. While the ultimate amounts of customer restitution or civil money penalties are subject to many uncertainties and therefore are impossible to predict, we believe that our cash flows from operations and liquidity sources available through our October 2012 Facility, as amended, will allow us to pay such customer restitution and civil money penalties.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

Consumer Class Action

HOI and HOH were defendants in a series of putative class action lawsuits filed in 2012. The Judicial Panel on Multidistrict Litigation transferred all of these cases to the District of Connecticut for coordinated or consolidated pretrial proceedings. The proceedings are referred to as the "In re Higher One OneAccount Marketing and Sales Practices Litigation" or the "MDL." Plaintiffs filed a consolidated amended complaint in the MDL that generally alleged, among other things, violations of state consumer protection statutes (predicated, in part, on alleged violations of ED rules and violations of the federal Electronic Funds Transfer Act) and various common law claims. On April 22, 2013, we filed a motion to dismiss the case, which the court denied as moot on March 11, 2014 in light of the parties' settlement, discussed below.

In October 2013, we reached an agreement in principle on the key terms of a settlement that would resolve all of the above class action litigation that was filed against us in 2012. In February 2014, we executed a settlement agreement, the terms of which included a payment of $15.0 million to a settlement fund, an agreement to pay the cost of notice to the class, and an agreement to make and/or maintain certain practice changes. We made the payment of $15.0 million to the settlement fund in February 2014. On June 2, 2014, the court issued an order preliminarily approving the settlement, directing that notice of the settlement be sent to the class, setting relevant filing deadlines, and scheduling a final fairness hearing for November 24, 2014. On December 15, 2014, the Court granted final approval of the settlement. The Court also entered judgment on that day. No appeals of the judgment were filed, and the settlement has now become final.

During the year ended December 31, 2013, we recorded an accrual of $16.3 million to reflect the estimated cost of the resolution, inclusive of additional legal and other administrative costs, based on the agreement in principle. This estimate is consistent with our current cost estimate based on the final, approved settlement agreement.

Securities Class Action

On May 27, 2014, a putative class action captioned Brian Perez v. Higher One Holdings, Inc., No. 3:14-cv-755-AWT, was filed by HOH shareholder Brian Perez in the United States District Court for the District of Connecticut. On December 17, 2014, Mr. Perez was appointed lead plaintiff. On January 20, 2015, Mr. Perez filed an amended complaint. HOH former shareholder Robert Lee was added as a named plaintiff in the amended complaint. HOH and certain employees and board members have been named as defendants. Mr. Perez and Mr. Lee generally allege that HOH and the other named defendants made certain misrepresentations in public filings and other public statements in violation of the federal securities laws and seek an unspecified amount of damages. Mr. Perez and Mr. Lee seek to represent a class of any person who purchased HOH securities between August 7, 2012 and August 6, 2014. For each defendant that has been served the deadline to respond to the complaint currently is March 20, 2015. HOH intends to vigorously defend itself against these allegations. HOH is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Cybersecurity subpoena

The SEC has informed us that it opened an investigation on January 20, 2015 into the adequacy of our disclosures of cybersecurity risks.  In connection with this investigation into the adequacy of our disclosures, the SEC issued us a subpoena, on January 22, 2015, seeking documents related to our cybersecurity, including, among other things, documents related to cybersecurity policies, procedures, practices and training materials; risk assessments, audits, tests or reviews; monetary and other resources allocated to cybersecurity; any cybersecurity incidents and any costs or damages associated with cybersecurity incidents; and insurance policies that cover or mitigate our cybersecurity risk.  We are complying with the subpoena and are producing responsive documents to the SEC.  We are not aware of any issue or event that caused the SEC to open the investigation, but responding to an investigation of this type can be both costly and time-consuming and at this time we are unable to estimate either the likelihood of a favorable or unfavorable outcome of this matter or our potential cost or exposure.

TouchNet

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

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2014
(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

17.	Quarterly Results (unaudited)

Our quarterly results for the years ended December 31, 2014 and 2013 are as follows:

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue	$66,556	$36,727	$59,775	$57,053
Gross margin	38,962	15,625	31,593	31,542
Income from operations	16,585	(6,865)	8,844	8,574
Net income before income taxes	15,859	(5,942)	7,838	6,887
Net income	9,710	(3,771)	2,922	4,112
Basic net income per share	0.21	(0.08)	0.10	0.09
Diluted net income per share	0.20	(0.08)	0.10	0.09

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$57,380	$40,023	$57,112	$56,608
Gross margin	35,080	22,129	32,113	32,977
Income from operations	16,343	6,488	(7,991)	11,012
Net income before income taxes	15,810	5,820	(8,423)	10,273
Net income	9,802	3,559	(5,494)	6,261
Basic net income per share	0.21	0.08	(0.12)	0.13
Diluted net income per share	0.20	0.07	(0.12)	0.13

Exhibit Index

Exhibit No.		Description
2.1	(1)	Asset Purchase Agreement dated as of June 9, 2008 by and among Higher One, Inc., EduCard, LLC and the members listed therein.
2.2	(1)	Intellectual Property Purchase Agreement dated as of June 9, 2008 by and between Kevin Jones and Higher One, Inc. (the “Intellectual Property Purchase Agreement”).
2.3	(1)	First Amendment to the Intellectual Property Purchase Agreement dated as of May 7, 2009 by and between Kevin Jones and Higher One, Inc.
2.4	(1)	Second Amendment to the Intellectual Property Purchase Agreement dated as of August 21, 2009 by and between Kevin Jones and Higher One, Inc.
2.5	(1)	Stock Purchase Agreement dated as of November 19, 2009 by and among Higher One, Inc. and the shareholders of Informed Decisions Corporation listed thereto.
2.6	(4)	Third Amendment to the Intellectual Property Purchase Agreement dated as of May 5, 2010 by and between Kevin Jones and Higher One, Inc.
2.7	(4)	Fourth Amendment to the Intellectual Property Purchase Agreement dated as of December 10, 2010 by and between Kevin Jones and Higher One, Inc.
2.8	(4)	Fifth Amendment to the Intellectual Property Purchase Agreement dated as of February 3, 2010 by and between Kevin Jones and Higher One, Inc.
2.9	(5)	Sixth Amendment to the Intellectual Property Purchase Agreement dated as of April 15, 2011 by and between Kevin Jones and Higher One, Inc.
2.10	(5)	Seventh Amendment to the Intellectual Property Purchase Agreement dated as of April 20, 2011 by and between Kevin Jones and Higher One, Inc.
2.11	(7)	Eighth Amendment to the Intellectual Property Purchase Agreement dated as of December 21, 2011 by and between Kevin Jones and Higher One, Inc.
2.12	(10)	Asset Purchase Agreement dated August 7, 2012 between Campus Labs, LLC, the members of the Campus Labs, LLC and Higher One, Inc.
2.13	(11)	Ninth Amendment to the Intellectual Property Purchase Agreement dated as of June 1, 2012 by and between Kevin Jones and Higher One, Inc.
2.14	(11)	First Amendment to the Asset Purchase Agreement dated August 7, 2012 between Campus Labs, LLC, the members of the Campus Labs, LLC and Higher One, Inc.
3.1	(2)	Second Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 18, 2010.
3.2	(2)	Bylaws of the Registrant effective as of June 16, 2010.
10.1	(1)	Amended and Restated Investor Rights Agreement dated as of August 26, 2008 by and among Higher One Holdings, Inc. and the shareholders listed thereto.
10.2	(1)	Services Agreement dated as of May 9, 2008 by and between The Bancorp, Inc. and Higher One, Inc.**
10.3	(1)	Lease Agreement dated as of November 1, 2007 by and between WE 150 Munson LLC and Higher One, Inc (the “New Haven Lease”).
10.4	(1)	Amendment No. 1 to the New Haven Lease dated as of June 5, 2009 by and between WE 150 Munson LLC and Higher One, Inc.
10.5	(1)	Amendment No. 2 to the New Haven Lease dated December 1, 2009 by and between WE 150 Munson LLC and Higher One, Inc.
10.6	(1)	Higher One Holdings, Inc. 2000 Stock Incentive Plan dated as of April 20, 2000, as amended on August 3, 2006.
10.7	(1)	Form of Higher One Holdings, Inc. Incentive Stock Option Agreement.
10.8	(1)	Form of Higher One Holdings, Inc. Non-Qualified Stock Option Agreement.
10.9	(1)	Form of Higher One Holdings, Inc. Stock Restriction Agreement.
10.10	(1)	Higher One Holdings, Inc. Short Term Incentive Plan, dated as of March 26, 2010
10.11	(1)	Higher One Holdings, Inc. 2010 Equity Incentive Plan, dated as of March 26, 2010
10.12	(1)	Form of Higher One Holdings, Inc. Stock Option Grant Agreement.
10.13	(3)	Credit Agreement, dated as of December 31, 2010, by and among Higher One, Inc., and Bank of America, N.A.
10.14	(4)	Guaranty dated as of December 31, 2010 by Higher One Holdings, Inc. in favor of Bank of America, N.A., as administrative agent.
10.15	(4)	Guaranty dated as of December 31, 2010 by Higher One Payments, Inc. in favor of Bank of America, N.A., as administrative agent.
10.16	(4)	Guaranty dated as of December 31, 2010 by Higher One Real Estate, Inc. in favor of Bank of America, N.A., as administrative agent.
10.17	(4)	Guaranty dated as of December 31, 2010 by Higher One Real Estate SP, LLC in favor of Bank of America, N.A., as administrative agent.
10.18	(4)	Guaranty dated as of December 31, 2010 by Higher One Machines, Inc. in favor of Bank of America, N.A., as administrative agent.
10.19	(4)	Stock Pledge Agreement dated as of December 31, 2010 by and between Higher One Holdings, Inc. and Bank of America, N.A., as administrative agent.
10.20	(4)	Lease Agreement dated as of May 21, 2010 by and between Higher One Payments, Inc. and GSR II, LLC and LM Swan Way, LLC
10.21	(6)	Termination to Amended and Restated Investor Rights Agreements dated as of August 22, 2011 by and among Higher One Holdings, Inc. and the shareholders listed thereto.
10.22	(7)	Deposit Processing Services Agreement between Urban Trust Bank and Higher One, Inc., dated December 23, 2011.**
10.23	(7)	Deposit Processing Services Agreement between Wright Express Financial Services Corporation and Higher One, Inc., dated January 11, 2012.**
10.24	(8)	Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated March 29, 2012**

Exhibit No.		Description
10.25	(9)	Credit Agreement, dated as of October 16, 2012 among Higher One, Inc., its subsidiaries, Bank of America, N.A., other lenders party thereto and Merrill Lynch, Pierce Fenner & Smith, Incorporated.
10.26	(11)	First Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated May 3, 2012
10.27	(11)	Second Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated June 20, 2012
10.28	(11)	Third Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated July 26, 2012
10.29	(11)	Fourth Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated August 30, 2012
10.30	(11)	Fifth Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated November 30, 2012
10.31	(11)	Sixth Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated February 8, 2012
10.32	(12)
Master Reaffirmation and Amendment No. 1 to Loan Documents dated as of March 28, 2013 among Higher One, Inc., its subsidiaries, Bank of America, N.A., other lenders party thereto and Merrill Lynch, Pierce Fenner & Smith, Incorporated.

10.33	(13)	Higher One Holdings, Inc. Amended And Restated 2010 Equity Incentive Plan, approved May 23, 2013
10.34	(14)	Asset Purchase Agreement between Sallie Mae, Inc. and Higher One, Inc. dated May 7, 2013
10.35	(14)	Deposit Processing Services Agreement between Customers Bank and Higher One, Inc., dated July 12, 2013 **
10.36	(14)	Seventh Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated July 12, 2013
10.37	(15)	Employment Agreement between Higher One Holdings, Inc. and Miles Lasater, dated January 9, 2014
10.38	(15)	Severance Protection Agreement between Higher One Holdings, Inc. and Christopher Wolf, dated January 14, 2014
10.39	(16)	Employment Agreement between Higher One Holdings, Inc. and Marc Sheinbaum, dated April 16, 2014
10.40	(16)	Employment Agreement between Higher One Holdings, Inc. and Mark Volchek, dated May 7, 2014
10.41	(17)	Form of Higher One Holdings, Inc. Cash Award Agreement
10.42	(17)	Form of Higher One Holdings, Inc. Restricted Stock Unit Grant Agreement
10.43	(18)	Amendment to Deposit Processing Services Agreement between Customers Bank and Higher One, Inc., dated September 22, 2014
10.44	*
Master Reaffirmation and Amendment No. 3 to Loan Documents dated as of February 12, 2015 among Higher One, Inc., its subsidiaries, Bank of America, N.A., other lenders party thereto and Merrill Lynch, Pierce Fenner & Smith, Incorporated

21.1	*	List of Subsidiaries of Higher One Holdings, Inc.
23.1	*	Consent of PricewaterhouseCoopers LLP
31.1	*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*(19)	XBRL Instance Document
101.SCH	*(19)	XBRL Taxonomy Extension Schema
101.CAL	*(19)	XBRL Taxonomy Calculation Linkbase
101.DEF	*(19)	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*(19)	XBRL Taxonomy Extension Label Linkbase
101.PRE	*(19)	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
(1)	Incorporated by reference to exhibit filed with Registrant’s registration statement on Form S-1 (File No. 333-165673), as amended.
(2)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2010.
(3)	Incorporated by reference to exhibit filed with Registrant’s Report on Form 8-K filed on January 5, 2011.
(4)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010.
(5)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2011.
(6)	Incorporated by reference to exhibit filed with Registrant’s Report on Form 8-K filed on August 23, 2011.
(7)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the period ending December 31, 2011.
(8)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2012.
(9)	Incorporated by reference to exhibit filed with Registrant’s Report on Form 8-K filed on October 18, 2012.
(10)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2012.
(11)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the period ending December 31, 2012.
(12)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2013.
(13)	Incorporated by reference to exhibit filed with Registrant’s Report on Form 8-K filed on May 29, 2013.
(14)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2013.
(15)	Incorporated by reference to exhibit filed with Registrant’s Report on Form 8-K filed on January 15, 2014.
(16)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2014.
(17)	Incorporated by reference to exhibit filed with Registrant’s Report on Form 8-K filed on August 19, 2015.
(18)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2014.
(19)	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.