Form 10-Q
period 2015-03-31
Higher One Holdings, Inc.
filed 2015-05-11
CIK 1486800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015.
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

As of May 7, 2015, there were 47,831,813 shares of common stock, par value $0.001 per share, outstanding.

HIGHER ONE HOLDINGS, INC.
INDEX TO REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2015

As used herein, the terms “we,” “us,” “our,” “the Company,” or “Higher One,” unless the context otherwise requires, mean Higher One Holdings, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Higher One Holdings, Inc.
Condensed Consolidated Balance Sheets
 (In thousands of dollars, except share and per share amounts)
(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$14,982	$40,022
Investments in marketable securities	250	249
Accounts receivable, net	12,033	8,929
Income receivable	6,950	9,053
Deferred tax assets	3,836	3,719
Prepaid expenses and other current assets	4,791	7,805
Total current assets	42,842	69,777
Deferred costs	7,663	4,187
Fixed assets, net	45,394	46,768
Intangible assets, net	54,920	56,255
Goodwill	67,403	67,403
Loan receivable related to New Markets Tax Credit financing	7,633	7,633
Other assets	3,162	2,523
Restricted cash	2,725	2,725
Total assets	$231,742	$257,271

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,598	$3,339
Accrued expenses	28,843	25,872
Deferred revenue	23,207	25,174
Total current liabilities	55,648	54,385
Deferred revenue and other non-current liabilities	3,921	4,019
Loan payable and deferred contribution related to New Markets Tax Credit financing	8,794	8,871
Debt	59,000	94,000
Deferred tax liabilities	3,831	3,814
Total liabilities	131,194	165,089
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 59,744,839 shares issued and 47,831,813 shares outstanding at March 31, 2015; 59,570,839 shares issued and 47,657,813 shares outstanding at December 31, 2014	60	60
Additional paid-in capital	187,094	185,588
Treasury stock, 11,913,026 shares at March 31, 2015 and December 31, 2014	(137,899)	(137,899)
Retained earnings	51,293	44,433
Total stockholders’ equity	100,548	92,182
Total liabilities and stockholders’ equity	$231,742	$257,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands of dollars, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Account revenue	$37,528	$41,662
Payment transaction revenue	17,324	14,620
Higher education institution revenue	10,426	9,979
Other revenue	240	295
Revenue	65,518	66,556
Cost of revenue	28,190	27,594
Gross margin	37,328	38,962
Operating expenses:
General and administrative	18,583	15,711
Product development	1,771	2,192
Sales and marketing	4,163	4,474
Total operating expenses	24,517	22,377
Income from operations	12,811	16,585
Interest income	20	19
Interest expense	(1,380)	(823)
Other income	77	78
Net income before income taxes	11,528	15,859
Income tax expense	4,668	6,149
Net income	$6,860	$9,710

Net income available to common stockholders:
Basic	$6,860	$9,710
Diluted	$6,860	$9,710

Weighted average shares outstanding:
Basic	47,355,845	47,082,397
Diluted	47,820,951	48,340,468

Net income available to common stockholders per common share:
Basic	$0.14	$0.21
Diluted	$0.14	$0.20

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
 (In thousands of dollars, except share amounts)
(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2014	47,657,813	$60	$185,588	$(137,899)	$44,433	$92,182
Stock-based compensation	–	–	2,216	–	–	2,216
Reversal of tax benefit related to options	–	–	(925)	–	–	(925)
Exercise of stock options	174,000	–	215	–	–	215
Net income	–	–	–	–	6,860	6,860
Balance at March 31, 2015	47,831,813	$60	$187,094	$(137,899)	$51,293	$100,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
 (In thousands of dollars)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$6,860	$9,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,170	4,455
Amortization of deferred finance costs	659	123
Stock-based compensation	2,198	1,558
Deferred income taxes	(945)	5,014
Income tax benefit related to exercise of stock options	(15)	(3)
Other income	(77)	(78)
Loss on disposal of fixed assets	10	32
Changes in operating assets and liabilities:
Accounts receivable	(3,104)	(2,249)
Income receivable	2,103	(2,863)
Deferred costs	(119)	(1,354)
Prepaid expenses and other current assets	3,014	126
Other assets	(639)	(26)
Accounts payable	259	(849)
Accrued expenses	2,860	(13,391)
Deferred revenue	(2,065)	(1,615)
Net cash provided by (used by) operating activities	16,169	(1,410)
Cash flows from investing activities
Purchases of fixed assets	(629)	(1,157)
Additions to internal use software	(1,354)	(1,265)
Amounts received from restricted cash	–	25
Proceeds from development related subsidies	–	3,468
Net cash (used in) provided by investing activities	(1,983)	1,071
Cash flows from financing activities
Proceeds from line of credit	–	15,000
Repayments of line of credit	(35,000)	(10,000)
Payment of deferred financing costs	(4,456)	–
Excess tax benefit related to stock options	15	3
Proceeds from exercise of stock options	215	19
Net cash (used in) provided by financing activities	(39,226)	5,022
Net change in cash and cash equivalents	(25,040)	4,683
Cash and cash equivalents at beginning of period	40,022	6,268
Cash and cash equivalents at end of period	$14,982	$10,951

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

The unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of our interim period results reported herein.  The December 31, 2014 condensed consolidated balance sheet data included in this Form 10-Q was derived from our audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

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

As a result of changes instituted by our chief operating decision maker (and as further described in Note 7), we now have three reportable segments: Disbursements, Payments and Data Analytics, which are organized according to the type of service that each offers to our target markets – higher education institutions and their students.   Each of these business units is also an operating segment and a reporting unit for purposes of our goodwill impairment testing.As a result of the change in our operating segments and reporting units, we have compared the fair value of our reporting units to the carrying value of our reporting units and determined that there was no impairment of goodwill.

Basic and Diluted Net Income Available to Common Stockholders per Common Share

Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per common share, the basic weighted-average number of shares is increased by the dilutive effect of restricted stock, warrants and stock options using the treasury-stock method. The treasury-stock method assumes that the options or warrants are exercised at the beginning of the period (or date of issue, if later), and that we use those proceeds to purchase common stock for treasury at the average price for the reporting period.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The effect of stock options and warrants to purchase our common stock totaling 5,063,524 and 4,175,053 were not included in the computation of diluted net income per common share for the three months ended March 31, 2015 and 2014, respectively, as their effect would be anti-dilutive. Anti-dilutive securities are securities that upon conversion or exercise increase earnings per share (or reduce the loss per share).  In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect.

Comprehensive Income

There are no comprehensive income items other than net income. There are no recorded unrealized gains or losses on the investments in marketable securities as of the balance sheet dates. Comprehensive income equals net income for all periods presented.

Other Arrangements

We accept payments on behalf of educational institutions and subsequently remit these payments to the education institutions. The amounts received are maintained in segregated accounts for the benefit of either the institution or the payer. There were approximately $165.7 million and $127.3 million of such funds as of March 31, 2015 and December 31, 2014, respectively. These deposits are not our funds and therefore are not included in the accompanying condensed consolidated balance sheets.

Recent Accounting Pronouncements

There were no accounting standards adopted during 2014 or during the three months ended March 31, 2015 which had a material impact on our consolidated financial position, results of operations or liquidity.

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue From Contracts With Customers, that outlines a single model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This standard is currently effective for fiscal periods beginning after December 15, 2016; however, in April 2015, the FASB proposed a one-year deferral of the effective date of this standard and early adoption is prohibited. We are currently assessing the impact that this standard will have on our consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which updated the accounting standards related to stock compensation. The update clarifies the accounting for share-based payments with a performance target that could be achieved after the requisite service period. Specifically, the update specifies the performance target should not be reflected in estimating the grant-date fair value of the award. Instead, the probability of achieving the performance target should impact vesting of the award. The standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. We do not expect the adoption of this standard to have a material effect on our financial condition and results of operations.

In April 2015, the FASB issued Accounting Standard Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This standard is effective for fiscal periods beginning after December 15, 2015 and early adoption is permitted. We do not believe this standard will have a significant impact on our consolidated financial statements or disclosures.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

3.	Investments in Marketable Securities and Fair Value Measurements

The following table reflects the assets carried at fair value measured on a recurring basis (in thousands).  There were no liabilities carried at fair value measured on a recurring basis at either March 31, 2015 or December 31, 2014:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Fair values at March 31, 2015
Assets:
Certificate of deposit	$250	$–	$250	$–

Fair values at December 31, 2014
Assets:
Certificate of deposit	$249	$–	$249	$–

We had no unrealized gains or losses from investments as of March 31, 2015 or December 31, 2014, and there is no difference between the amortized cost and fair value of the securities we held. The carrying amounts of our cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term nature of these instruments. The carrying amount of our debt outstanding under our Credit Facility (defined below) approximates fair value as a result of our amendment to the credit facility in February 2015. Our loan receivable related to our New Markets Tax Credit financing is a debt instrument that we classify as held to maturity and is recorded at amortized cost.  The carrying value of both our loan receivable and loan payable related to our New Markets Tax Credit financing approximates fair value as of March 31, 2015.  The fair value of our loan payable and loan receivable related to our New Markets Tax Credit financing was estimated using discounted cash flow analysis based on rates for similar types of arrangements and are considered Level 3 measurements.

4.	Real Estate Development Project

At the end of 2011, we completed a real estate development project and moved our headquarters into two commercial buildings located in New Haven, Connecticut.  During the three months ended March 31, 2014, we received a payment of $3.5 million associated with state historic tax credits which were generated by the project.

In connection with the project, we provided separate guarantees to each of two departments of the state of Connecticut. One guaranty relates to our obligation to repay a grant if we fail to meet certain criteria, including a specified minimum average employment level in Connecticut for the years 2015 – 2018. The other guaranty relates to our obligation to repay sales and use tax exemptions if we fail to meet certain criteria, including a minimum employment threshold.  The maximum potential amount of repayments for these guarantees is approximately $7.0 million.  During the year ended December 31, 2014, we recorded a liability, and corresponding increase in our fixed asset balance, totaling $1.3 million, which represents our best estimate of expected repayments resulting from these guarantees. A portion of the liability ($1.1 million) is recorded within deferred revenue and other non-current liabilities  as it would not be due until 2019 and the remaining balance ($0.2 million) is recorded in accrued expenses in our condensed consolidated balance sheets as of both March 31, 2015 and December 31, 2014.

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

In October 2012, HOI entered into a five-year, $200.0 million, senior secured revolving credit facility, or the Credit Facility.

We amended the Credit Facility in February 2015, which modified certain of the financial covenants and other terms of the agreement as follows:

the revolving credit facility was reduced to $140.0 million, with $35.0 million of such facility reserved only for the resolution of the certain regulatory matters, as defined. The revolving credit facility subsequently reduces to $130.0 million and $120.0 million as of December 31, 2015 and 2016, respectively;


requires us to maintain a debt to consolidated EBITDA ratio, or leverage ratio, of 2.75 to 1.00 or less for the evaluation periods from March 31, 2015 through September 30, 2016, and of 2.50 to 1.00 or less thereafter;


requires us to maintain consolidated EBITDA, as defined in the Credit Facility, as amended, on a consolidated basis for the prior four fiscal quarters of at least the following amounts (i) $45.0 million as of March 31, 2015 and June 30, 2015, (ii) $40.0 million as of September 30, 2015 and December 31, 2015, and (iii) $35 million as of March 31, 2016 and all future evaluation periods;

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

The Credit Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs.  Loans drawn under the Credit Facility are payable in a single maturity on October 16, 2017. In connection with the February 2015 Amendment, we paid down the outstanding balance of the Credit Facility by $35 million, expensed approximately $0.4 million of previously deferred financing costs and incurred new financing costs of approximately $4.5 million in February 2015, which are included in deferred costs as of March 31, 2015 in the accompanying condensed consolidated balance sheet.

As of March 31, 2015, there were $59.0 million in borrowings outstanding, at a weighted average interest rate of 4.2%, under the Credit Facility. We are in compliance with all of the applicable affirmative, negative and financial covenants of the Credit Facility. As of March 31, 2015, our trailing twelve month consolidated EBITDA (as defined in the Credit Facility) was $57.1 million.

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

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Approximately 55% of the OneAccounts are held at our bank partner regulated by the FDIC and we may need to provide restitution to those OneAccounts held at that bank partner. As previously disclosed, in the event we do provide restitution to these OneAccounts on the same basis as an order from the Board of Governors, it is reasonably possible that our loss related to this matter will increase accordingly and increase our total exposure by an additional amount of approximately $35 million, or approximately $70 million in total. Related to this matter, following a recently conducted compliance examination, the San Francisco Regional Office of the FDIC notified us that it is prepared to recommend to the Director of the Division of Depositor and Consumer Protection that administrative enforcement action be taken against us for alleged violations of the Federal Trade Commission Act principally relating to our marketing and enrollment practices related to the OneAccount.  Any such enforcement action could result in orders to pay restitution and civil money penalties. We are in the process of responding to the FDIC’s notification and we believe that these allegations are similar and related to the Federal Reserve Board allegations previously disclosed and discussed above.

During the year ended December 31, 2014, we recorded a liability of $8.75 million related to these matters, which was shown as an allowance for customer restitution on our consolidated statement of operations.  While we believe that it is probable that we will have a loss related to these regulatory matters, in view of the inherent difficulty of predicting the outcomes of regulatory matters, we cannot predict the eventual outcomes of these pending matters, the timing of the ultimate resolution of these matters or an exact amount of loss associated with these matters.  The liability, which was recorded at June 30, 2014, and continues to be recorded at March 31, 2015, reflects the minimum amount we expect to pay related to these matters, although there is a reasonable possibility that the liability will increase in future periods. The ultimate amount of restitution or civil money penalties is subject to many uncertainties and therefore impossible to predict. As disclosed in “Note 5 – Credit Facility” of our consolidated financial statements, we amended our Credit Facility in February 2015. The amendment allows, among other things, for the payment of up to $75 million in connection with the resolution of the regulatory matters described above.

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

Consumer Class Action

HOI and HOH were defendants in a series of putative class action lawsuits filed in 2012. The Judicial Panel on Multidistrict Litigation transferred all of these cases to the District of Connecticut for coordinated or consolidated pretrial proceedings. The proceedings are referred to as the “In re Higher One OneAccount Marketing and Sales Practices Litigation” or the MDL. Plaintiffs filed a consolidated amended complaint in the MDL that generally alleged, among other things, violations of state consumer protection statutes (predicated, in part, on alleged violations of ED rules and violations of the federal Electronic Funds Transfer Act) and various common law claims. On April 22, 2013, we filed a motion to dismiss the case, which the court denied as moot on March 11, 2014 in light of the parties' settlement, discussed below.

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

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Securities Class Action

On May 27, 2014, a putative class action captioned Brian Perez v. Higher One Holdings, Inc., No. 3:14-cv-755-AWT, was filed by HOH shareholder Brian Perez in the United States District Court for the District of Connecticut. On December 17, 2014, Mr. Perez was appointed lead plaintiff. On January 20, 2015, Mr. Perez filed an amended complaint. HOH former shareholder Robert Lee was added as a named plaintiff in the amended complaint. HOH and certain employees and board members have been named as defendants. Mr. Perez and Mr. Lee generally allege that HOH and the other named defendants made certain misrepresentations in public filings and other public statements in violation of the federal securities laws and seek an unspecified amount of damages. Mr. Perez and Mr. Lee seek to represent a class of any person who purchased HOH securities between August 7, 2012 and August 6, 2014. All defendants have moved to dismiss the Complaint. HOH intends to vigorously defend itself against these allegations. HOH is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Derivative Actions

On March 6, 2015, HOH shareholder Jason Sabel filed a derivative action in the United States District Court for the District of Connecticut captioned Jason Sabel, derivatively on behalf of Higher One Holdings, Inc. v. Sheinbaum, et al., No. 13:15-cv-00346, against certain of HOH’s directors and executive officers and HOH as a nominal defendant.  Mr. Sabel is seeking to remedy alleged breaches of certain fiduciary duties by named directors and executive officers that allegedly occurred from approximately February 2014 to the date of the filing. This action relates to the allegations in Perez v. Higher One Holdings, Inc., the securities class action described above.  On April 17, 2015, the parties filed a joint motion to stay the action pending the outcome of the motion to dismiss the securities class action.  The motion to stay the action is pending. HOH is currently unable to predict the outcome of this lawsuit.

On May 5, 2015, HOH shareholder Bobby Clay filed a derivative action in the United States District Court for the District of Connecticut captioned Bobby Clay, derivatively on behalf of Higher One Holdings, Inc. v. Sheinbaum, et al., No. 3:15-cv-00666, against certain of HOH’s directors and executive officers and HOH as a nominal defendant. Mr. Clay is seeking to remedy alleged breaches of certain fiduciary duties by named directors and executive officers that allegedly occurred from approximately March 2014 to the date of the filing. Like the Sabel case described above, this action relates to the allegations in Perez v. Higher One Holdings, Inc., the securities action described above. None of the defendants have been served with the Complaint.  HOH is currently unable to predict the outcome of this lawsuit.

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

In accordance with applicable accounting guidance, we establish a liability for a matter of the type described above if and when it presents loss contingencies that are both probable and reasonably estimable.

Higher One Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7.	Segments

As a result of changes instituted by our chief operating decision maker in 2015, including the type of financial information being reviewed on a regular basis and the way in which resource allocation decisions are made, we now have three reportable segments, Disbursements, Payments and Data Analytics, which are organized according to the type of service that each offers to our target markets – higher education institutions and their students. Each of our reportable segments is also an operating segment and a reporting unit.  The Disbursements segment includes our Refund Management® disbursement service, which is offered to higher education institution clients, and the OneAccount, an FDIC-insured online checking account that is offered to students, as well as faculty, staff and alumni. The Payments segment includes our CASHNet® payment processing suite and our Campus Solutions suite, both of which enable higher education institutions to accept online payments, automate certain billing and processing functions and offer tuition payment plans.  The Data Analytics segment offers our Campus Labs analytics solutions suite for assessment in higher education, which combine data collection, reporting, organization and campus-wide integration.

We allocate all revenue and all operating expenses to these three reportable segments. Shared costs, such as legal, finance, human resources and other corporate services are allocated in their entirety to the segments.  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Segment assets are not reviewed by the chief operating decision maker and therefore are not allocated to the reportable segments. Segment income from operations excludes interest, taxes, and other income, which are not allocated to any particular business segment.

A summary of our segments for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue
Disbursements	$39,211	$43,145
Payments	22,297	20,062
Data Analytics	4,010	3,349
Total revenues	$65,518	$66,556

Depreciation and amortization
Disbursements	$2,134	$1,637
Payments	2,280	2,239
Data Analytics	756	579
Total depreciation and amortization	$5,170	$4,455

Income from operations
Disbursements	$8,905	$14,631
Payments	3,247	1,550
Data Analytics	659	404
Total income from operations	12,811	16,585
Interest income	20	19
Interest expense	(1,380)	(823)
Other income	77	78
Net income before income taxes	$11,528	$15,859

8.	Subsequent Event

In April 2015, we entered into an agreement with a third-party service provider to operate our customer care center, in order to provide live-agent, chat and interactive voice response services for the disbursements line of business, including the OneAccount product. In connection with this agreement, we plan to reduce our employee workforce across our customer care department.We expect to begin the transition to the third-party service provider in July 2015 and to substantially complete the employee reduction by November 2015. However, the timing of this transition and of certain employee reductions may vary.  We estimate we will recognize costs of approximately $1.0 million during fiscal year 2015, consisting primarily of one-time termination benefits and other charges related to this plan. Such costs are expected to be substantially accrued and paid through the end of the first quarter of 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes as included in our annual report on Form 10-K for the year ended December 31, 2014 and information contained elsewhere in such annual report on Form 10-K and in this quarterly report on Form 10-Q. The discussion contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “should” and similar expressions are intended to identify forward-looking statements. Factors that might cause these differences include those described under “Risk Factors” and elsewhere in the annual report on Form 10-K and in this quarterly report on Form 10-Q. The forward-looking statements included in this quarterly report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We cannot assure you that projected results will be achieved or that anticipated events will occur.

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

Our products and services for our higher education institution clients include our Disbursement solutions suite which includes our Refund Management® disbursement service, our CASHNet® payment processing suite and our Campus Labs® analytics solutions suite. Through our bank partners, we offer the OneAccount, which includes an FDIC-insured checking account, a debit MasterCard® ATM card and other retail banking services, to the students of our higher education institution clients that use our Refund Management disbursement service.

As of March 31, 2015, more than 800 campuses serving approximately 5.1 million students purchased our Refund Management disbursement service.  In total, there are more than 1,900 campuses servicing approximately 13 million students contracted to use at least one of our services.  As of March 31, 2015, we also serviced approximately 2.2 million OneAccounts.

Our revenue fluctuates as a result of seasonal factors related to the academic year. A large portion of our revenue is either directly or indirectly dependent on academic financial aid received by students and in turn the number of students enrolled at our higher education institution clients. Higher education institutions typically disburse financial aid refunds to students at the start of each academic term. Distribution of financial aid disbursements through our Refund Management disbursement service (1) indirectly generates revenue through deposits of financial aid into OneAccounts, which generates account revenue, and (2) directly generates revenue through our higher education institution clients’ use of the Refund Management disbursement service, which generates higher education institution revenue.

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

Approximately 55% of the OneAccounts are held at our bank partner regulated by the FDIC and we may need to provide restitution to those OneAccounts held at that bank partner. As previously disclosed, in the event we do provide restitution to these OneAccounts on the same basis as an order from the Board of Governors, it is reasonably possible that our loss related to this matter will increase accordingly and increase our total exposure by an additional amount of approximately $35 million, or approximately $70 million in total. Related to this matter, following a recently conducted compliance examination, the San Francisco Regional Office of the FDIC notified us that it is prepared to recommend to the Director of the Division of Depositor and Consumer Protection that administrative enforcement action be taken against us for alleged violations of the Federal Trade Commission Act principally relating to our marketing and enrollment practices related to the OneAccount.  Any such enforcement action could result in orders to pay restitution and civil money penalties. We are in the process of responding to the FDIC’s notification and we believe that these allegations are similar and related to the Federal Reserve Board allegations previously disclosed and discussed above.

During the year ended December 31, 2014, we recorded a liability of $8.75 million related to these matters, which was shown as an allowance for customer restitution on our consolidated statement of operations.  While we believe that it is probable that we will have a loss related to these regulatory matters, in view of the inherent difficulty of predicting the outcomes of regulatory matters, we cannot predict the eventual outcome of these pending matters, the timing of the ultimate resolution of these matters or an exact amount of loss associated with these matters.  The liability, which was recorded at June 30, 2014, and continues to be recorded at March 31, 2015, reflects the minimum amount we expect to pay related to these matters, although there is a reasonable possibility that the liability will increase in future periods. The ultimate amount of restitution or civil money penalties is subject to many uncertainties and therefore impossible to predict. As disclosed in “Note 5 – Credit Facility” of our consolidated financial statements, we amended our Credit Facility in February 2015. The amendment allows, among other things, for the payment of up to $75 million in connection with the resolution of the regulatory matters described above.

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

Results of Operations for the Three Months Ended March 31, 2015 and 2014

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Three Months Ended March 31,
	(unaudited)
	2015	2014	$ Change	% Change	2015 % of Revenue	2014 % of Revenue
	(in thousands)
Revenue:
Account revenue	$37,528	$41,662	$(4,134)	(9.9%)	57.3%	62.6%
Payment transaction revenue	17,324	14,620	2,704	18.5%	26.4%	22.0%
Higher education institution revenue	10,426	9,979	447	4.5%	15.9%	15.0%
Other revenue	240	295	(55)	(18.6%)	0.4%	0.4%
Revenue	65,518	66,556	(1,038)	(1.6%)	100.0%	100.0%
Cost of revenue	28,190	27,594	596	2.2%	43.0%	41.5%
Gross profit	37,328	38,962	(1,634)	(4.2%)	57.0%	58.5%
Operating expenses:
General and administrative	18,583	15,711	2,872	18.3%	28.4%	23.6%
Product development	1,771	2,192	(421)	(19.2%)	2.7%	3.3%
Sales and marketing	4,163	4,474	(311)	(7.0%)	6.4%	6.7%
Total operating expenses	24,517	22,377	2,140	9.6%	37.4%	33.6%
Income from operations	12,811	16,585	(3,774)	(22.8%)	19.6%	24.9%
Interest income	20	19	1	5.3%	0.0%	0.0%
Interest expense	(1,380)	(823)	(557)	67.7%	(2.1%)	(1.2%)
Other income	77	78	(1)	(1.3%)	0.1%	0.1%
Net income before income taxes	11,528	15,859	(4,331)	(27.3%)	17.6%	23.8%
Income tax expense	4,668	6,149	(1,481)	(24.1%)	7.1%	9.2%
Net income	$6,860	$9,710	$(2,850)	(29.4%)	10.5%	14.6%

The following table summarizes our revenue by our different lines of business:
	Three Months Ended March 31,
	(unaudited)
	2015	2014	$ Change	% Change	% of Revenue	% of Revenue
	(in thousands)

Disbursements	$39,211	$43,145	$(3,934)	(9.1%)	59.9%	64.9%
Payments	22,297	20,062	2,235	11.1%	34.0%	30.1%
Data Analytics	4,010	3,349	661	19.7%	6.1%	5.0%
Revenue	65,518	66,556	(1,038)	(1.6%)	100.0%	100.0%

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenue
Disbursements Revenue
The decrease in disbursements revenue during the three months ended March 31, 2015, was primarily due to a decrease in account revenue, as a result of fewer dollars spent by OneAccounts, which had the effect of reducing both interchange revenue and service fee revenue when compared to the same period in the prior year. There was an approximate 10% decrease in the total dollars deposited into OneAccounts compared to the same period in the prior year, which led to a similar decrease in amounts spent from OneAccounts. The amounts deposited and spent from OneAccounts typically move by similar amounts though may vary by several percentage points from one reporting period to the next depending on specific deposit and spending behavior. The decrease in dollars deposited into OneAccounts was the result of fewer financial aid refunds being deposited to OneAccounts, partially offset by an increase in the amount of non-financial aid deposits made into OneAccounts. In addition, while there was an increase in financial aid disbursements for institutions that became clients after March 31, 2014, the increase associated with these new institutions was offset by decreases in financial aid distributed both for those institutions that were clients last year and this year and also those institutions that are no longer using our refund management service. We experienced an approximate 7% increase in amounts deposited to OneAccounts from non-financial aid refund sources. Deposits from non-financial aid refund sources constituted approximately 15% of all deposits made to OneAccounts during the three months ended March 31, 2015, an increase from 12% during the comparable prior year period.

The higher education institution revenue earned from our Refund Management services was $1.6 million during each of the three months ended March 31, 2015 and 2014.

Payments Revenue
The increase in payments revenue was due to higher payment transaction revenue, primarily due to an increase in the dollar volume of transactions processed through the SmartPay payment module during the three months ended March 31, 2015. The increase in payment transaction volume was primarily due to increases in volume at higher education institution clients that were processing payments during each of the three months ended March 31, 2015.  Payment transaction revenue also increased as certain Campus Solutions contracts were not assigned to us until the second quarter of 2014, and therefore revenue was not recorded on these contracts during the prior year period.

Higher education institution revenue in the payments line of business was $4.9 million during the three months ended March 31, 2015, a decrease of approximately $0.2 million from the same period in the prior year.  The decrease is the result of our decision to no longer provide disbursement services to those clients of the Campus Solutions business which did not sign contracts to use Higher One’s Refund Management disbursement services. We ceased providing disbursement services to those clients on the Campus Solutions refund disbursement platform in the fourth quarter of 2014 and therefore earned no revenue related to these services during the three months ended March 31, 2015, compared to approximately $0.3 million during the three months ended March 31, 2014.

Data Analytics Revenue
The increase in data analytics revenue was due primarily to sales of Campus Labs modules to new higher education institution clients over the past twelve months.

Cost of Revenue
During the three months ended March 31, 2015, our gross margin percentage decreased to 57.0%, largely as a result of a decrease in margin associated with the OneAccount and Refund Management services.

While revenue associated with our disbursements line of business decreased as described above, our cost of revenue to support that line of business increased to $16.7 million during the three months ended March 31, 2015, from $16.5 million in the comparable prior year period. The increase in our cost of revenue is primarily due to higher customer service related costs.

Our cost of revenue to support the payments line of business, including the CASHNet suite of payment products and Campus Solutions products increased to approximately $11.0 million during the three months ended March 31, 2015, from $10.6 million in the comparable prior year period.  The increase in costs was primarily related to the growth of SmartPay transaction volume described above in “Revenue – Payments Revenue.” This increase was partially offset by a net decrease in costs associated with the Campus Solutions contracts that were assigned to us and with the Campus Solutions refund disbursement platform of approximately $0.4 million compared to the three months ended March 31, 2014.

Our cost of revenue to support the data analytics line of business was $0.4 million in each of the three months ended March 31, 2015 and 2014.  The majority of the data analytics costs are due to acquisition-related amortization of intangible assets.

General and Administrative Expense
The increase in general and administrative expenses was primarily attributable to the following two factors: (i) our total personnel costs increased by approximately $1.8 million, including a $0.6 million increase in stock-based compensation expenses, and  (ii) increases in depreciation and amortization totaling approximately $0.9 million, including amortization related to internal use software.

Product Development Expense
The decrease in product development expense was primarily due to a decrease in transition-related product development expenses associated with the Campus Solutions acquisition which we incurred in the prior year period, but not in the current year period.

Sales and Marketing Expense
The decrease in sales and marketing expense was due to decreases in both personnel related costs as well as external advertising and marketing costs.

Interest Expense
Our interest expense increased compared to the prior period due primarily to additional amortization of deferred financing costs.  As a result of the February 2015 amendment to our credit facility, including the reduction in the amount available to be drawn under the facility, we expensed approximately $0.4 million of deferred financing costs.  In addition, amortization of deferred financing costs increased $0.2 million as a result of fees paid in connection with the February 2015 amendment.  The average interest rate during the three months ended March 31, 2015 was 3.1%, an increase from 2.4% for the three months ended March 31, 2014.  The average amount outstanding on our Credit Facility was $75.3 million during the three months ended March 31, 2015, compared to an average of $95.6 million during the three months ended March 31, 2014.

Income Tax Expense
The change in income tax expense was primarily due to the decrease in net income before taxes. The effective tax rates for the three months ended March 31, 2015 and 2014 were 40.5% and 38.8%, respectively. The increase in the effective tax rate is the result of non-deductible expenses increasing relative to net income before taxes. Our non-deductible expenses for 2015 are expected to approximately equal our non-deductible expenses for the prior year, but as a result of a decrease in net income before taxes compared to 2014, these non-deductible expenses have a greater impact on our tax rate for the year.  Our effective tax rate is expected to be between 39% and 41% for the 2015 fiscal year.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows from operations and borrowings under our Credit Facility, as defined below.  As of March 31, 2015, we had $15.0 million in cash and cash equivalents, $0.3 million in available-for-sale investments and approximately $81.0 million in borrowing capacity available under our Credit Facility, $35.0 million of which is restricted as described below. Our primary liquidity requirements are for working capital, capital expenditures, product development expenses and general corporate needs. As of March 31, 2015, we had working capital deficit of $12.8 million.

Senior Secured Revolving Credit Facility

In October 2012, we entered into a five-year senior secured revolving credit facility in an amount of $200.0 million, or the Credit Facility.  As of March 31, 2015, we had $59.0 million in borrowings outstanding, at a weighted average interest rate of 2.4%, under the Credit Facility.  The Credit Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs.  Loans drawn under the Credit Facility are payable in a single maturity on October 16, 2017. We amended the Credit Facility in February 2015, which modified certain of the financial covenants and other terms of the agreement as described in “Note 5 – Credit Facility” of our notes to consolidated financial statements.  In connection with the February 2015 Amendment, we paid down the outstanding balance of the Credit Facility by $35 million, expensed approximately $0.4 million of previously deferred financing costs and incurred new financing costs of approximately $4.5 million in February 2015, which are included in deferred costs as of March 31, 2015 in the accompanying condensed consolidated balance sheet

Each of HOH, HOMI, Real Estate Inc. and Real Estate LLC, or together with HOI, the Loan Obligors, is a guarantor of HOI’s obligations under the Credit Facility.  Loans drawn under the Credit Facility are secured by a perfected first priority security interest in all of the capital stock of HOI and its domestic subsidiaries, and substantially all of each Loan Obligor’s tangible and intangible assets, including intellectual property. We pay a commitment fee of 0.5% on the daily average undrawn portion of revolving commitments under the Credit Facility, which accrues and is payable quarterly in arrears.

The Credit Facility contains certain affirmative covenants including covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral.  The Credit Facility also contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of our business and engage in transactions with our affiliates.  In addition, the Credit Facility contains certain financial covenants in addition to the covenants described above, including a requirement to maintain a fixed charge coverage ratio of at least 1.25 to 1.00. We were in compliance with each of the applicable affirmative, negative and financial covenants of the Credit Facility as of March 31, 2015. As of March 31, 2015, our trailing twelve month consolidated EBITDA was $57.1 million. Our leverage ratio was 1.03 to 1.00 as of March 31, 2015.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	$ Change
	(unaudited)
	(in thousands)
Net cash provided by (used in):
Operating activities	$16,169	$(1,410)	$17,579
Investing activities	(1,983)	1,071	(3,054)
Financing activities	(39,226)	5,022	(44,248)
Change in cash and cash equivalents	(25,040)	4,683	(29,723)
Cash and cash equivalents, end of period	$14,982	$10,951	$4,031

The increase in net cash provided by operating activities was primarily the result of changes in working capital balances during the three months ended March 31, 2015, compared to the prior year.  The consumer class action litigation settlement of $15.0 million was paid in cash during the three months ended March 31, 2014. This payment is a significant component of the overall change in working capital balances and increase in cash provided by operating activities compared to the prior year. Also, our income receivable balance has decreased from the prior year due to an acceleration in the settlement of the revenue proceeds associated with the Campus Solutions business compared to the prior year.

The change in cash provided by (used in) investing activities primarily relates to the receipt of $3.5 million associated with state historic tax credits generated by the construction of our headquarters during the three months ended March 31, 2015. In addition, our purchases of fixed assets decreased by $0.5 million during the three months ended March 31, 2015 compared to the prior year period.

The change in cash provided by (used in) financing activities primarily relates to the cash used in connection with the February 2015 amendment to our credit facility described above which totaled $39.5 million.  In the prior year, we had net borrowings of $5.0 million on our Credit Facility.

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

Supplemental Financial and Operating Information

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)
	(in thousands)
Adjusted EBITDA	$20,256	$22,676
Adjusted net income	$9,850	$12,220

Number of students enrolled at Refund Management client higher education institutions at end of period	5,096	5,083

Number of OneAccounts at end of period	2,179	2,292

We define adjusted EBITDA as net income before interest, income taxes and depreciation and amortization, or EBITDA, further adjusted to remove the effects of stock-based compensation expense. Neither EBITDA nor adjusted EBITDA should be considered an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and adjusted EBITDA in the same manner as we do.  In addition, adjusted EBITDA may not be identical to the corresponding measure used in our various agreements, in particular our Credit Facility.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to EBITDA and adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)
	(in thousands)
Net income	$6,860	$9,710
Interest income	(20)	(19)
Interest expense	1,380	823
Income tax expense	4,668	6,149
Depreciation and amortization	5,170	4,455
EBITDA	18,058	21,118
Stock-based compensation expense	2,198	1,558
Adjusted EBITDA	$20,256	$22,676

The following table presents adjusted EBITDA for each of our three lines of business for each of the periods indicated:
	Three Months Ended
	March 31,
	2015	2014
	(unaudited)
	(in thousands)
Disbursements	$12,376	$17,280
Payments	6,199	4,318
Data Analytics	1,681	1,078
Total Adjusted EBITDA	$20,256	$22,676

We define adjusted net income as net income, adjusted to eliminate (a) stock-based compensation expense related to incentive stock option grants and (b) after giving effect to tax adjustments, (1) stock-based compensation expense related to non-qualified stock option and restricted stock grants, and (2) amortization expenses related to acquired intangible assets and financing costs. Adjusted net income should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our adjusted net income may not be comparable to similarly titled measures of other organizations because other organizations may not calculate adjusted net income in the same manner as we do.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to adjusted net income for each of the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)
	(in thousands)
Net income	$6,860	$9,710

Stock-based compensation expense - incentive stock option grants	296	425
Stock-based compensation expense - non-qualified stock option and restricted stock grants	1,902	1,133
Amortization of acquired intangible assets	1,820	2,135
Amortization of deferred finance costs	659	123
Total pre-tax adjustments	4,677	3,816
Tax rate	38.5%	38.5%
Less: tax adjustment (a)	1,687	1,306
Adjusted net income	$9,850	$12,220

(a)           We have tax effected, utilizing an estimated statutory rate, all of the pre-tax adjustments, except for stock-based compensation expense for incentive stock options which are generally not tax deductible.

Contractual Obligations

Except for the decrease in the amount owed under our Credit Facility, there have been no material changes to our contractual commitments from those disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The significant accounting policies and basis of preparation of our consolidated financial statements are described in “Note 2 – Significant Accounting Policies” of our notes to consolidated financial statements included in each of our Annual Report on Form 10-K for the year ended December 31, 2014 and in this Quarterly Report on Form 10-Q. Under accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in our financial statements. Actual results could differ materially from those estimates.

We believe the judgments, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:
-	Provision for operational losses	- Stock-based compensation
-	Goodwill and intangible assets	- Income taxes
-	Business combinations	- Revenue
-	Loss contingencies

For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies” within “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our annual report on Form 10-K for the year ended December 31, 2014. As of March 31, 2015, there have been no material changes to any of the Critical Accounting Policies described above, except for changes to our accounting policy for goodwill and intangible assets summarized below.

Goodwill and Intangible Assets

As of December 31, 2014, we had one operating segment and reporting unit for purposes of our goodwill testing as a result of the integrated way that the entire business was managed at that point in time. We performed the annual impairment test as of October 31, 2014 and determined that the fair value of our reporting unit at the time exceeded its carrying value by more than 30%. As we only had one operating segment and one reporting unit at that time, we primarily relied on the indicated fair value of the enterprise from the trading price of our common stock. As a result of changes in our operating segments and reporting units in 2015, we now have three operating segments, which are also reporting units. As a result of the change in our operating segments, we have compared the fair value of our reporting units to the carrying value of our reporting units and determined that there was no impairment of goodwill. However, the excess of fair value compared to carrying value does vary by reporting unit and the goodwill related to our Disbursements reporting unit could be susceptible to impairment in the future, particularly depending on the conclusion of those matters described above in Management’s Discussion and Analysis of Financial Condition and Results of Operations “Overview – Department of Education” and “Overview – Regulatory Matters.” Adverse conclusion on either or both of those matters could reduce the fair value of our reporting unit below the carrying value of the reporting unit.

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

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our Credit Facility accrues interest at a rate equal to a base rate plus a margin of 3% or London Interbank Offered Rate plus a margin of 4% . Based upon a sensitivity analysis at April 1, 2015, assuming average outstanding borrowings during the three months ended March 31, 2015 of $75.3 million, a hypothetical 50 basis point increase in interest rates would result in an increase in interest expense of approximately $0.4 million for an annual period.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting during the three months ended March 31, 2015 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2014.

As described in “Note 5 – Credit Facility” and “Note 6 – Commitments and Contingencies” to our condensed consolidated financial statements and the “Regulatory Matters” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”, the Federal Reserve Banks of Chicago and Philadelphia and the San Francisco Regional Office of the FDIC have each notified us of potential violations of the Federal Trade Commission Act relating to marketing and disclosure practices related to the OneAccount during the period it was offered by certain of our current or former bank partners.  Please refer to the aforementioned sections for relevant information concerning this matter.

In addition, see “Note 6 – Commitments and Contingencies” to our condensed consolidated financial statements for other developments related to our legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2014, other than the following:

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

Consistent with the FDIC’s continuing supervision over us, following a recently conducted compliance examination, the San Francisco Regional Office of the FDIC notified us that it is prepared to recommend to the Director of the Division of Depositor and Consumer Protection that administrative enforcement action be taken against us for alleged violations of the Federal Trade Commission Act principally relating to our marketing and enrollment practices related to the OneAccount. Any such enforcement action could result in orders to pay restitution and civil money penalties. We are in the process of responding to the FDIC’s notification and we believe that these allegations are similar and related to the Federal Reserve Board allegations previously disclosed and discussed below.

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

During the year ended December 31, 2014, we recorded a liability of $8.75 million related to these matters, which was shown as a reduction of revenue on our consolidated statement of operations. While we believe that it is probable that we will have a loss related to these regulatory matters, in view of the inherent difficulty of predicting the outcomes of regulatory matters, we cannot predict the eventual outcome of these pending matters, the timing of the ultimate resolution of these matters or an exact amount of loss associated with these matters. The liability reflects the minimum amount we expect to pay related to these matters, although there is a reasonable possibility that the liability will increase in future periods. The ultimate amount of restitution or civil money penalties is subject to many uncertainties and therefore impossible to predict.  As disclosed in “Note 5 – Credit Facility” of our consolidated financial statements, we amended our Credit Facility in February 2015.  The amendment allows, among other things, for the payment of up to $75 million in connection with the resolution of the regulatory matters described above.

Any enforcement action arising out of these matters could include demands for civil money penalties, changes to certain of our business practices, and customer restitution.  An action instituted against us that results in significant changes to our practices, the imposition on us of fines or penalties, or an obligation for us to pay restitution or civil money penalties could have a material adverse effect on our business, financial condition and results of operations.

Please also refer to the “Regulatory Matters” section within, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview” of this quarterly report on Form 10-Q for information related to the notifications that we received from the Staff of the Board of Governors of the Federal Reserve System and the San Francisco Regional Office of the FDIC, each of which asserted violations of the Federal Trade Commission Act.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number		Description
10.1	*	Severance Protection Agreement between Higher One Holdings, Inc. and Christopher Wolf, dated April 20, 2015
31.1	*	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
31.2	*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.1	*(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	*(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	*(2)	XBRL Instance Document
101.SCH	*(2)	XBRL Taxonomy Extension Schema
101.CAL	*(2)	XBRL Taxonomy Calculation Linkbase
101.DEF	*(2)	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*(2)	XBRL Taxonomy Extension Label Linkbase
101.PRE	*(2)	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.
(2)	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2015

Higher One Holdings, Inc.

/s/ Christopher Wolf
Christopher Wolf
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)