Form 10-Q
period 2015-06-30
Higher One Holdings, Inc.
filed 2015-08-07
CIK 1486800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015.

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

As of August 5, 2015, there were 47,980,711 shares of common stock, par value $0.001 per share, outstanding.

HIGHER ONE HOLDINGS, INC.

INDEX TO REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2015

As used herein, the terms “we,” “us,” “our,” “the Company,” or “Higher One,” unless the context otherwise requires, mean Higher One Holdings, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

 Higher One Holdings, Inc.

Condensed Consolidated Balance Sheets

 (In thousands of dollars, except share and per share amounts)

(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$16,760	$40,022
Investments in marketable securities	250	249
Accounts receivable	16,881	8,929
Income receivable	6,409	9,053
Deferred tax assets	3,757	3,719
Prepaid expenses and other current assets	5,311	7,805
Total current assets	49,368	69,777
Deferred costs	6,910	4,187
Fixed assets, net	44,040	46,768
Intangible assets, net	53,272	56,255
Goodwill	67,403	67,403
Loan receivable related to New Markets Tax Credit financing	7,633	7,633
Other assets	3,176	2,523
Restricted cash	2,725	2,725
Total assets	$234,527	$257,271

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,448	$3,339
Accrued expenses	24,962	25,872
Deferred revenue	30,503	25,174
Total current liabilities	57,913	54,385
Deferred revenue and other non-current liabilities	4,238	4,019
Loan payable and deferred contribution related to New Markets Tax Credit financing	8,716	8,871
Debt	59,000	94,000
Deferred tax liabilities	2,839	3,814
Total liabilities	132,706	165,089
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 59,887,737 shares issued and 47,974,711 shares outstanding at June 30, 2015; 59,570,839 shares issued and 47,657,813 shares outstanding at December 31, 2014	60	60
Additional paid-in capital	188,364	185,588
Treasury stock, 11,913,026 shares at June 30, 2015 and December 31, 2014	(137,899)	(137,899)
Retained earnings	51,296	44,433
Total stockholders’ equity	101,821	92,182
Total liabilities and stockholders’ equity	$234,527	$257,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands of dollars, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Account revenue	$24,341	$26,345	$61,869	$68,007
Payment transaction revenue	11,118	9,835	28,442	24,455
Higher education institution revenue	9,979	9,050	20,405	19,029
Other revenue	151	247	391	542
Gross revenue	45,589	45,477	111,107	112,033
Less: allowance for customer restitution	-	(8,750)	-	(8,750)
Revenue	45,589	36,727	111,107	103,283
Cost of revenue	21,472	21,102	49,662	48,696
Gross margin	24,117	15,625	61,445	54,587
Operating expenses:
General and administrative	17,736	16,015	36,319	31,726
Product development	2,309	1,770	4,080	3,962
Sales and marketing	4,279	4,705	8,442	9,179
Restructuring charge	240	-	240	-
Total operating expenses	24,564	22,490	49,081	44,867
Income (loss) from operations	(447)	(6,865)	12,364	9,720
Interest income	20	34	40	53
Interest expense	(1,252)	(792)	(2,632)	(1,615)
Other income	1,203	1,681	1,280	1,759
Net income (loss) before income taxes	(476)	(5,942)	11,052	9,917
Income tax expense (benefit)	(479)	(2,171)	4,189	3,978
Net income (loss)	$3	$(3,771)	$6,863	$5,939
Net income (loss) available to common stockholders:
Basic	$3	$(3,771)	$6,863	$5,939
Diluted	$3	$(3,771)	$6,863	$5,939
Weighted average shares outstanding:
Basic	47,671,734	47,198,922	47,514,662	47,141,355
Diluted	47,951,435	47,198,922	47,887,604	48,189,411

Net income (loss) available to common stockholders per common share:
Basic	$0.00	$(0.08)	$0.14	$0.13
Diluted	$0.00	$(0.08)	$0.14	$0.12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

 (In thousands of dollars, except share amounts)

(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2014	47,657,813	$60	$185,588	$(137,899)	$44,433	$92,182
Stock-based compensation	-	-	3,556	-	-	3,556
Reversal of tax benefit related to options	-	-	(1,117)	-	-	(1,117)
Exercise of stock options	316,898	-	337	-	-	337
Net income	-	-	-	-	6,863	6,863
Balance at June 30, 2015	47,974,711	$60	$188,364	$(137,899)	$51,296	$101,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

 (In thousands of dollars)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$6,863	$5,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,866	8,887
Amortization of deferred finance costs	1,158	245
Stock-based compensation	3,517	2,348
Deferred income taxes	(2,110)	5,259
Income tax benefit related to exercise of stock options	(118)	(17)
Other income	(155)	(155)
Loss on disposal of fixed assets	29	84
Changes in operating assets and liabilities:
Accounts receivable	(7,952)	(5,226)
Income receivable	2,644	(697)
Deferred costs	(277)	(1,807)
Prepaid expenses and other current assets	2,494	(5,111)
Other assets	(653)	(86)
Accounts payable	(891)	(1,132)
Accrued expenses	(930)	(5,375)
Deferred revenue	5,175	5,067
Net cash provided by operating activities	19,660	8,223
Cash flows from investing activities
Purchases of fixed assets	(1,369)	(2,334)
Additions to internal use software	(2,541)	(2,754)
Amounts received from restricted cash	-	25
Proceeds from development related subsidies	-	3,468
Net cash used in investing activities	(3,910)	(1,595)
Cash flows from financing activities
Proceeds from line of credit	-	15,000
Repayments of line of credit	(35,000)	(10,000)
Payment of deferred financing costs	(4,467)	-
Tax benefit related to exercise of stock options	118	17
Proceeds from exercise of stock options	337	146
Net cash (used in) provided by financing activities	(39,012)	5,163
Net change in cash and cash equivalents	(23,262)	11,791
Cash and cash equivalents at beginning of period	40,022	6,268
Cash and cash equivalents at end of period	$16,760	$18,059

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Nature of Business and Organization

Higher One Holdings, Inc., or HOH, is a leading provider of technology, data analytics and payment services to the higher education industry. HOH, through its subsidiaries, provides a comprehensive suite of disbursement, payment and data analytics solutions specifically designed for higher education institutions and their students. We have developed and acquired proprietary software-based solutions to provide these services. HOH is incorporated in Delaware and maintains its headquarters in New Haven, Connecticut. HOH has a wholly-owned subsidiary, Higher One, Inc., or HOI, which has two wholly-owned subsidiaries, Higher One Machines, Inc., or HOMI, and Higher One Real Estate, Inc., or Real Estate Inc.  HOI and HOMI together own 99.99% of Higher One Financial Technology Private Limited, or HOFTPL.  Real Estate Inc. has a 98% ownership interest in Higher One Real Estate SP, LLC, or Real Estate LLC.  HOMI and HOFTPL perform certain of our operational support functions. Real Estate Inc. and Real Estate LLC were each formed to hold and operate certain of our real estate.

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

The unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of our interim period results reported herein.  The December 31, 2014 condensed consolidated balance sheet data included in this Form 10-Q was derived from our audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the three or six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As further described in Note 7 we now have three reportable segments: Disbursements, Payments and Data Analytics, which are organized according to the type of service that each offers to our target markets – higher education institutions and their students. Each of these business units is also an operating segment and a reporting unit for purposes of our goodwill impairment testing. The excess of fair value over carrying value varies by reporting unit. The fair value of the disbursements reporting unit exceeded its carrying value by approximately 40% at the time of our change in reporting units and is the reporting unit most susceptible to impairment in the future.

Income Taxes

On June 30, 2015, the state of Connecticut enacted changes to its corporate tax laws, including a mandatory unitary tax filing requirement for all Connecticut companies effective January 1, 2016. As a result of the tax law changes, it is now more likely than not that we will utilize certain net operating loss carry forwards for which we previously had recorded a valuation allowance. We have recorded an income tax benefit of approximately $0.3 million during the three months ended June 30, 2015 due to the tax law changes.

Basic and Diluted Net Income Available to Common Stockholders per Common Share

Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the reporting period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per common share, the basic weighted-average number of shares is increased by the dilutive effect of restricted stock, warrants and stock options using the treasury-stock method. The treasury-stock method assumes that the options or warrants are exercised at the beginning of the period (or date of issue, if later), and that we use those proceeds to purchase common stock for treasury at the average price for the reporting period.

The effect of stock options and warrants to purchase our common stock totaling 5,039,152 and 6,541,026 were not included in the computation of diluted net income per common share for the three months ended June 30, 2015 and 2014, respectively, as their effect would be anti-dilutive. The effect of stock options and warrants to purchase our common stock totaling 4,135,205 and 4,318,103 were not included in the computation of diluted net income per common share for the six months ended June 30, 2015 and 2014, respectively, as their effect would be anti-dilutive. Anti-dilutive securities are securities that upon conversion or exercise increase earnings per share (or reduce the loss per share).  In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect.

Comprehensive Income

There are no comprehensive income items other than net income. There are no recorded unrealized gains or losses on the investments in marketable securities as of the balance sheet dates. Comprehensive income equals net income for all periods presented.

Other Arrangements

We accept payments on behalf of educational institutions and subsequently remit these payments to the education institutions. The amounts received are maintained in segregated accounts for the benefit of either the institution or the payer. There were approximately $96.3 million and $127.3 million of such funds as of June 30, 2015 and December 31, 2014, respectively. These deposits are not our funds and therefore are not included in the accompanying condensed consolidated balance sheets.

Recent Accounting Pronouncements

There were no accounting standards adopted during 2014 or during the six months ended June 30, 2015 which had a material impact on our consolidated financial position, results of operations or liquidity.

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue From Contracts With Customers, that outlines a single model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This standard will be effective for fiscal periods beginning after December 15, 2017; early adoption will be permitted, but not earlier than fiscal periods beginning after December 15, 2016. We are currently assessing the impact that this standard will have on our consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which updated the accounting standards related to stock compensation. The update clarifies the accounting for share-based payments with a performance target that could be achieved after the requisite service period. Specifically, the update specifies that the performance target should not be reflected in estimating the grant-date fair value of the award. Instead, the probability of achieving the performance target should impact vesting of the award. The standard will be effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. We do not expect the adoption of this standard to have a material effect on our financial condition or results of operations.

In April 2015, the FASB issued Accounting Standard Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This standard will be effective for fiscal periods beginning after December 15, 2015 and early adoption is permitted. We do not believe this standard will have a significant impact on our consolidated financial statements or disclosures.

3.	Investments in Marketable Securities and Fair Value Measurements

The following table reflects the assets carried at fair value measured on a recurring basis (in thousands).  There were no liabilities carried at fair value measured on a recurring basis at either June 30, 2015 or December 31, 2014:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Fair values at June 30, 2015
Assets:
Certificate of deposit	$250	$—	$250	$—

Fair values at December 31, 2014
Assets:
Certificate of deposit	$249	$—	$249	$—

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

We had no unrealized gains or losses from investments as of June 30, 2015 or December 31, 2014, and there is no material difference between the amortized cost and fair value of the securities we held. The carrying amounts of our cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying amount of our debt outstanding under our Credit Facility (defined in footnote 5 below) approximates fair value as a result of our amendment to the credit facility in February 2015. Our loan receivable related to our New Markets Tax Credit financing is a debt instrument that we classify as held to maturity and is recorded at amortized cost.  The carrying value of both our loan receivable and loan payable related to our New Markets Tax Credit financing approximates fair value as of June 30, 2015.  The fair value of our loan payable and loan receivable related to our New Markets Tax Credit financing was estimated using discounted cash flow analysis based on rates for similar types of arrangements and are considered Level 3 measurements.

4.	Real Estate Development Project

At the end of 2011, we completed a real estate development project and moved our headquarters into two commercial buildings located in New Haven, Connecticut.  During the six months ended June 30, 2014, we received a payment of $3.5 million associated with state historic tax credits which were generated by the project.

In connection with the project, we provided separate guarantees to each of two departments of the state of Connecticut. One guaranty relates to our obligation to repay a grant if we fail to meet certain criteria, including a specified minimum average employment level in Connecticut for the years 2015 – 2018. The other guaranty relates to our obligation to repay sales and use tax exemptions if we fail to meet certain criteria, including a minimum employment threshold.  The maximum potential amount of repayments for these guarantees is approximately $7.0 million.  As of June 30, 2015, we have a liability of $1.7 million recorded which represents our best estimate of expected repayments resulting from these guarantees. A portion of the liability ($1.5 million) is recorded within deferred revenue and other non-current liabilities as it would not be due until 2019 and the remaining balance ($0.2 million) is recorded in accrued expenses in our condensed consolidated balance sheets as of both June 30, 2015 and December 31, 2014.

We also provided a guaranty related to tax credits that are expected to be generated by an investment made by an unrelated entity into the real estate development project. In the event that we cause a recapture or disallowance of the tax credits expected to be generated under this program, we will be required to repay the disallowed or recaptured tax credits plus an amount sufficient to pay the taxes on such repayment, to the counterparty of the guaranty agreement. This guaranty will remain in place through 2018. The maximum potential amount of future payments under this guaranty is approximately $6.0 million. We currently believe that the requirement to make a payment under this guaranty is remote and we have thus not recorded any liability on our condensed consolidated balance sheet in connection with this guaranty.

5.	Credit Facility

In October 2012, HOI entered into a five-year, $200.0 million, senior secured revolving credit facility, or the Credit Facility. The Credit Facility contains certain affirmative covenants, including covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral. The Credit Facility also contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of our business and engage in transactions with our affiliates. The maturity of the Credit Facility could be accelerated upon a change of control or if we experience a material adverse change in our operations, condition or prospects.

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

We amended the Credit Facility in February 2015, which modified certain of the financial covenants and other terms of the agreement as follows:

●

the revolving credit facility was reduced to $140.0 million, with $35.0 million of such facility reserved only for the resolution of the certain regulatory matters, as defined. The revolving credit facility subsequently reduces to $130.0 million and $120.0 million as of December 31, 2015 and 2016, respectively;

●

requires us to maintain a debt to consolidated EBITDA ratio, or leverage ratio, of 2.75 to 1.00 or less for the evaluation periods from March 31, 2015 through September 30, 2016, and of 2.50 to 1.00 or less thereafter;

●

requires us to maintain consolidated EBITDA, as defined in the Credit Facility, as amended, on a consolidated basis for the prior four fiscal quarters of at least the following amounts (i) $45.0 million as of March 31, 2015 and June 30, 2015, (ii) $40.0 million as of September 30, 2015 and December 31, 2015, and (iii) $35 million as of March 31, 2016 and all future evaluation periods;

●

allow, at our option, amounts outstanding under the October 2012 Facility to accrue interest at a rate equal to either (i) the London Interbank Offered Rate, or LIBOR, plus a margin of 4% or (ii) a fluctuating base rate tied to the federal funds rate, the administrative agent's prime rate and LIBOR, plus a margin of 3%;

●	allow for the payment of up to $75 million related to the settlement of certain regulatory matters, as defined;

●	allow for the exclusion from the computation of consolidated EBITDA of up to $75 million of income statement charges related to certain regulatory matters, as defined; and

●

automatically and permanently reduce the revolving credit facility, dollar for dollar up to a maximum reduction in the revolving credit facility of $20.0 million, to the extent that the loss related to those certain regulatory matters is less than $70.0 million.

We also amended the Credit Facility in June 2015. Under the Credit Facility, as constituted prior to the effectiveness of the June 2015 amendment, if more than half of the incumbent Board was replaced in any twelve month period through a contested election or threatened contested election, the lenders were entitled to declare a default and cause the principal and any accrued interest on any outstanding loans to become immediately due and payable. This type of provision is sometimes referred to as a Dead Hand Proxy Put. The June 2015 amendment removes the Dead Hand Proxy Put from the Credit Facility by amending the definition of Change of Control.

The Credit Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs.  Loans drawn under the Credit Facility are payable in a single maturity on October 16, 2017. In connection with the February 2015 Amendment, we paid down the outstanding balance of the Credit Facility by $35 million, expensed approximately $0.4 million of previously deferred financing costs and incurred new financing costs of approximately $4.5 million in February 2015, which are included in deferred costs as of June 30, 2015 in the accompanying condensed consolidated balance sheet.

As of June 30, 2015, there were $59.0 million in borrowings outstanding, at a weighted average interest rate of 4.2%, under the Credit Facility. We are in compliance with all of the applicable affirmative, negative and financial covenants of the Credit Facility. As of June 30, 2015, our trailing twelve month consolidated EBITDA (as defined in the Credit Facility) was $57.7 million.

6.	Commitments and Contingencies

From time to time we are subject to litigation relating to matters in the ordinary course of business, as well as regulatory examinations, information gathering requests, inquiries and investigations.

Department of Education

In early 2014, the Department of Education, or ED, formed a negotiated rulemaking committee to discuss and work toward revising existing regulations to potentially address, among other things, consumer safeguards regarding debit and prepaid cards associated with Title IV Cash Management, marketing of financial products by institutions and their preferred banks or contractors, ATM access and availability, revenue sharing arrangements, and the potential for a government-sponsored debit or prepaid card solution. On May 18, 2015, ED published its Notice of Proposed Rulemaking, or NPRM, on program integrity and improvement issues in the Federal Register.  ED may publish these proposed rules in their current form or in a different form that may be more adverse to our business. Any rules substantially similar to those proposed could have a material adverse effect on our business. Should ED publish final rules in the Federal Register by November 1, 2015, we believe new Title IV Cash Management regulations would likely not go into effect until July 1, 2016.

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Approximately 55% of the OneAccounts are held at our bank partner regulated by the FDIC and we may need to provide restitution to those OneAccounts held at that bank partner. As previously disclosed, in the event we do provide restitution to these OneAccounts on the same basis as an order from the Board of Governors, it is reasonably possible that our loss related to this matter will increase accordingly and increase our total exposure by an additional amount of approximately $35 million, or approximately $70 million in total. Related to this matter, following a recently conducted compliance examination, the San Francisco Regional Office of the FDIC notified us that it is prepared to recommend to the Director of the Division of Depositor and Consumer Protection that administrative enforcement action be taken against us for alleged violations of the Federal Trade Commission Act principally relating to our marketing and enrollment practices related to the OneAccount.  Any such enforcement action could result in orders to pay restitution and civil money penalties. We have responded to the FDIC’s notification and we believe that these allegations are similar and related to the Federal Reserve Board allegations previously disclosed and discussed above.

During the year ended December 31, 2014, we recorded a liability of $8.75 million related to these matters, which was shown as an allowance for customer restitution on our consolidated statement of operations.  While we believe that it is probable that we will have a loss related to these regulatory matters, in view of the inherent difficulty of predicting the outcomes of regulatory matters, we cannot predict the eventual outcomes of these pending matters, the timing of the ultimate resolution of these matters or an exact amount of loss associated with these matters.  The liability, which was recorded at June 30, 2014, and continues to be recorded at June 30, 2015, reflects the minimum amount we expect to pay related to these matters, although there is a reasonable possibility that the liability will increase in future periods. The ultimate amount of restitution or civil money penalties is subject to many uncertainties and therefore impossible to predict. As disclosed in “Note 5 – Credit Facility” of our consolidated financial statements, we amended our Credit Facility in February 2015. The amendment allows, among other things, for the payment of up to $75 million in connection with the resolution of the regulatory matters described above.

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

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Consumer Class Action

HOI and HOH were defendants in a series of putative class action lawsuits filed in 2012. The Judicial Panel on Multidistrict Litigation transferred all of these cases to the District of Connecticut for coordinated or consolidated pretrial proceedings. The proceedings are referred to as the “In re Higher One OneAccount Marketing and Sales Practices Litigation” or the MDL. Plaintiffs filed a consolidated amended complaint in the MDL that generally alleged, among other things, violations of state consumer protection statutes (predicated, in part, on alleged violations of rules of the federal Department of Education, or ED, and violations of the federal Electronic Funds Transfer Act) and various common law claims.

In October 2013, we reached an agreement in principle on the key terms of a settlement that would resolve all of the above class action litigation that was filed against us in 2012. In February 2014, we executed a settlement agreement, the terms of which included a payment of $15.0 million to a settlement fund, an agreement to pay the cost of notice to the class, and an agreement to make and/or maintain certain practice changes. We made the payment of $15.0 million to the settlement fund in February 2014. On December 15, 2014, the Court granted final approval of the settlement. No appeals of the judgment were filed, and the settlement has now become final. During the year ended December 31, 2013, we recorded an accrual of $16.3 million to reflect the estimated cost of the resolution, inclusive of additional legal and other administrative costs, based on the agreement in principle. This estimate is not materially different than our current cost estimate based on the final, approved settlement agreement.

Securities Class Action

On May 27, 2014, a putative class action captioned Brian Perez v. Higher One Holdings, Inc., No. 3:14-cv-755-AWT, was filed by HOH shareholder Brian Perez in the United States District Court for the District of Connecticut. On December 17, 2014, Mr. Perez was appointed lead plaintiff. On January 20, 2015, Mr. Perez filed an amended complaint. HOH former shareholder Robert Lee was added as a named plaintiff in the amended complaint. HOH and certain employees and board members have been named as defendants. Mr. Perez and Mr. Lee generally allege that HOH and the other named defendants made certain misrepresentations in public filings and other public statements in violation of the federal securities laws and seek an unspecified amount of damages. Mr. Perez and Mr. Lee seek to represent a class of any person who purchased HOH securities between August 7, 2012 and August 6, 2014. All defendants have moved to dismiss the Complaint. In response, Plaintiffs have filed an opposition brief opposing dismissal. HOH intends to vigorously defend itself against these allegations. HOH is currently unable to predict the outcome of this lawsuit and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On May 5, 2015, HOH shareholder Bobby Clay filed a derivative action in the United States District Court for the District of Connecticut captioned Bobby Clay, derivatively on behalf of Higher One Holdings, Inc. v. Sheinbaum, et al., No. 3:15-cv-00666, against certain of HOH’s directors and executive officers and HOH as a nominal defendant. Mr. Clay’s allegations are substantively the same as those in the Sabel case. On July 29, 2015, the cases were consolidated and the motion to stay was granted. HOH is currently unable to predict the outcome of the Sabel and Clay lawsuits.

Cybersecurity subpoena

The SEC previously informed us that it opened an investigation on January 20, 2015 into the adequacy of our disclosures of cybersecurity risks.  In connection with this investigation into the adequacy of our disclosures, the SEC issued us a subpoena, on January 22, 2015, seeking documents related to our cybersecurity, including, among other things, documents related to cybersecurity policies, procedures, practices and training materials; risk assessments, audits, tests or reviews; monetary and other resources allocated to cybersecurity; any cybersecurity incidents and any costs or damages associated with cybersecurity incidents; and insurance policies that cover or mitigate our cybersecurity risk.  We are complying with the subpoena and have produced responsive documents to the SEC.  We are not aware of any issue or event that caused the SEC to open the investigation, but responding to an investigation of this type can be both costly and time-consuming and at this time we are unable to estimate either the likelihood of a favorable or unfavorable outcome of this matter or our potential cost or exposure.

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

On June 29, 2015, we entered into an agreement with TouchNet, and its successor company Heartland Payment Systems, which resolved our complaints against TouchNet and their counterclaim against us. Pursuant to the terms of the agreement: (i) we were paid $1.1 million, (ii) we provided TouchNet and Heartland Payment Systems a license to use the patents described above, and (iii) both we and TouchNet agreed to dismiss each of our complaints against one another. We recorded the $1.1 million due from TouchNet as other income during the three months ended June 30, 2015.

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

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

A summary of our segments for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Disbursements	$25,525	$18,736	$64,736	$61,881
Payments	15,835	14,504	38,132	34,566
Data Analytics	4,229	3,487	8,239	6,836
Total revenues	$45,589	$36,727	$111,107	$103,283

Depreciation and amortization
Disbursements	$2,614	$1,712	$4,748	$3,349
Payments	2,310	2,141	4,590	4,380
Data Analytics	772	579	1,528	1,158
Total depreciation and amortization	$5,696	$4,432	$10,866	$8,887

Income (loss) from operations
Disbursements	$(1,449)	$(7,099)	$7,456	$7,532
Payments	449	(248)	3,696	1,302
Data Analytics	553	482	1,212	886
Total income (loss) from operations	(447)	(6,865)	12,364	9,720
Interest income	20	34	40	53
Interest expense	(1,252)	(792)	(2,632)	(1,615)
Other income	1,203	1,681	1,280	1,759
Net income (loss) before income taxes	$(476)	$(5,942)	$11,052	$9,917

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

8.	Restructuring Charge

In April 2015, we entered into an agreement with a third-party service provider to operate our customer care center, in order to provide live-agent, chat and interactive voice response services for our disbursements line of business, including the OneAccount product. In connection with this agreement, we plan to reduce our employee workforce across our customer care department. We began the transition to the third-party service provider in July 2015 and expect to substantially complete the employee reduction by November 2015. However, the timing of this transition and of certain employee reductions may vary.  We estimate we will recognize costs of approximately $1.0 million during fiscal year 2015, consisting of severance and other employee-related benefits. Such costs are expected to be substantially accrued and paid through the end of the first quarter of 2016.

For the three months ended June 30, 2015 we recognized restructuring charges of $0.2 million related to the plan described above, which is included in restructuring charges for the three and six months ended June 30, 2015 in the accompanying condensed consolidated statements of operations.

There were no restructuring activities prior to the three months ended June 30, 2015. The restructuring liability is included in accrued expenses as of June 30, 2015. The following table summarizes the activities associated with restructuring liabilities for the three months ended June 30, 2015.

Severance and employee-related benefits
April 1, 2015 restructuring liability	$-
Charges	240
June 30, 2015 restructuring liability	$240

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our products and services for our higher education institution clients consist of our Disbursement solutions suite, including our Refund Management® disbursement service, our CASHNet® payment processing suite and our Campus Labs® analytics solutions suite. Through our bank partners, we offer the OneAccount, which includes an FDIC-insured checking account, a debit MasterCard® ATM card and other retail banking services, to the students of our higher education institution clients that use our Refund Management disbursement service.

As of June 30, 2015, more than 800 campuses servicing approximately 5.0 million students purchased our Refund Management disbursement service.  In total, there are more than 1,900 campuses servicing approximately 13 million students contracted to use at least one of our services.  As of June 30, 2015, we also serviced approximately 2.0 million OneAccounts.

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

On May 18, 2015, ED published its Notice of Proposed Rulemaking, or NPRM, on program integrity and improvement issues in the Federal Register. When ED published its NPRM the public comment period opened and remained opened until July 2, 2015 and we afforded ourselves of that opportunity to comment. Our comments focused on the provisions of the NPRM relating to cash management and campus debit cards including but not limited to the requirement of a 30-day across-the-board fee moratorium following each disbursement, imposed on top of other proposed fee restrictions, which could make providing accounts offered by third party servicers unviable and the confirmation of ED having the authorization to pay Title IV credit balances directly to students and parents which creates the risk of federalization of the disbursement process, thus discouraging private sector investment and innovation.

ED may publish these proposed rules in their current form or in a different form that may be more adverse to our business. Any rules substantially similar to those proposed could have a material adverse effect on our business. Should ED publish final rules in the Federal Register by November 1, 2015, we believe new Title IV Cash Management regulations would likely not go into effect until July 1, 2016.

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

Approximately 55% of the OneAccounts are held at our bank partner regulated by the FDIC and we may need to provide restitution to those OneAccounts held at that bank partner. As previously disclosed, in the event we do provide restitution to these OneAccounts on the same basis as an order from the Board of Governors, it is reasonably possible that our loss related to this matter will increase accordingly and increase our total exposure by an additional amount of approximately $35 million, or approximately $70 million in total. Related to this matter, following a recently conducted compliance examination, the San Francisco Regional Office of the FDIC notified us that it is prepared to recommend to the Director of the Division of Depositor and Consumer Protection that administrative enforcement action be taken against us for alleged violations of the Federal Trade Commission Act principally relating to our marketing and enrollment practices related to the OneAccount.  Any such enforcement action could result in orders to pay restitution and civil money penalties. We have responded to the FDIC’s notification and we believe that these allegations are similar and related to the Federal Reserve Board allegations previously disclosed and discussed above.

During the year ended December 31, 2014, we recorded a liability of $8.75 million related to these matters, which was shown as an allowance for customer restitution on our consolidated statement of operations.  While we believe that it is probable that we will have a loss related to these regulatory matters, in view of the inherent difficulty of predicting the outcomes of regulatory matters, we cannot predict the eventual outcome of these pending matters, the timing of the ultimate resolution of these matters or an exact amount of loss associated with these matters.  The liability, which was recorded at June 30, 2014, and continues to be recorded at June 30, 2015, reflects the minimum amount we expect to pay related to these matters, although there is a reasonable possibility that the liability will increase in future periods. The ultimate amount of restitution or civil money penalties is subject to many uncertainties and therefore impossible to predict. As disclosed in “Note 5 – Credit Facility” of our consolidated financial statements, we amended our Credit Facility in February 2015. The amendment allows, among other things, for the payment of up to $75 million in connection with the resolution of the regulatory matters described above.

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

Operating Segments and Reporting Units

As a result of changes in our operating segments and reporting units in 2015, we now have three operating segments, which are also reporting units. We compared the fair value of our reporting units to the carrying value of our reporting units at the time of the change in our operating segments and determined that there was no impairment of goodwill. However, the excess of fair value over carrying value does vary by reporting unit and the goodwill related to our Disbursements reporting unit could be susceptible to impairment in the future, particularly depending on the conclusion of those matters described above in “Overview – Department of Education” and “Overview – Regulatory Matters.” An adverse conclusion to either or both of those matters could reduce the fair value of our reporting unit below the carrying value of the reporting unit and lead to an impairment charge in a future period. Also refer to “Critical Accounting Policies – Goodwill and Intangible Assets” below for additional information related to certain circumstances that could lead to an impairment of goodwill for the Disbursements reporting unit.

Results of Operations for the Three Months Ended June 30, 2015 and 2014

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Three Months Ended June 30,
	(unaudited)
	2015	2014	$ Change	% Change	2015% of Gross Revenue	2014% of Gross Revenue
	(in thousands)
Revenue:
Account revenue	$24,341	$26,345	$(2,004)	(7.6%)	53.4%	57.9%
Payment transaction revenue	11,118	9,835	1,283	13.0%	24.4%	21.6%
Higher education institution revenue	9,979	9,050	929	10.3%	21.9%	19.9%
Other revenue	151	247	(96)	(38.9%)	0.3%	0.5%
Gross revenue	45,589	45,477	112	0.2%	100.0%	100.0%
Less: allowance for customer restitution	-	(8,750)	8,750	(100.0%)	0.0%	(19.2%)
Revenue	45,589	36,727	8,862	24.1%	100.0%	80.8%
Cost of revenue	21,472	21,102	370	1.8%	47.1%	46.4%
Gross profit	24,117	15,625	8,492	54.3%	52.9%	34.4%
Operating expenses:
General and administrative	17,736	16,015	1,721	10.7%	38.9%	35.2%
Product development	2,309	1,770	539	30.5%	5.1%	3.9%
Sales and marketing	4,279	4,705	(426)	(9.1%)	9.4%	10.3%
Restructuring charge	240	-	240	100.0%	0.5%	0.0%
Total operating expenses	24,564	22,490	2,074	9.2%	53.9%	49.5%
Income (loss) from operations	(447)	(6,865)	6,418	(93.5%)	(1.0%)	(15.1%)
Interest income	20	34	(14)	(41.2%)	0.0%	0.1%
Interest expense	(1,252)	(792)	(460)	58.1%	(2.7%)	(1.7%)
Other income	1,203	1,681	(478)	(28.4%)	2.6%	3.7%
Net income (loss) before income taxes	(476)	(5,942)	5,466	(92.0%)	(1.0%)	(13.1%)
Income tax expense (benefit)	(479)	(2,171)	1,692	(77.9%)	(1.1%)	(4.8%)
Net income (loss)	$3	$(3,771)	$3,774	(100.1%)	0.0%	(8.3%)

The following table summarizes our revenue by our different lines of business:

	Three Months Ended June 30,
	(unaudited)
	2015	2014	$ Change	% Change	2015% of Gross Revenue	2014% of Gross Revenue
	(in thousands)
Gross Revenue:
Disbursements	$25,525	$27,486	$(1,961)	-7.1%	56.0%	60.4%
Payments	15,835	14,504	1,331	9.2%	34.7%	31.9%
Data Analytics	4,229	3,487	742	21.3%	9.3%	7.7%
Gross Revenue	$45,589	$45,477	$112	0.2%	100.0%	100.0%

Revenue

Disbursements Revenue

The decrease in disbursements revenue during the three months ended June 30, 2015, was primarily due to a decrease in account revenue. The decrease in account revenue is a result of fewer dollars spent by OneAccounts, which had the effect of reducing both interchange revenue and service fee revenue when compared to the same period in the prior year. There was an approximate 7% decrease in the total dollars deposited into OneAccounts compared to the same period in the prior year, which led to a similar decrease in amounts spent from OneAccounts. The amounts deposited and spent from OneAccounts typically move by similar amounts though may vary by several percentage points from one reporting period to the next depending on specific deposit and spending behavior. The decrease in dollars deposited into OneAccounts was the result of fewer financial aid refunds being deposited to OneAccounts and fewer OneAccounts, partially offset by an increase in the amount of non-financial aid deposits made into OneAccounts. We experienced an approximate 7% increase in amounts deposited to OneAccounts from non-financial aid refund sources. Deposits from non-financial aid refund sources constituted approximately 26% of all deposits made to OneAccounts during the three months ended June 30, 2015, an increase from 23% during the comparable prior year period.

The higher education institution revenue earned from our Refund Management services was $1.0 million during the three months ended June 30, 2015, compared to $0.9 million during the three months ended June 30 2014.

As further described in “Note 6 – Commitments and Contingencies” to our condensed consolidated financial statements and the “Regulatory Matters” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” we recorded a liability of $8.75 million during the three months ended June 30, 2014, related to the potential requirement to provide restitution to certain OneAccount customers.

Payments Revenue

The increase in payments revenue was due to higher payment transaction revenue, primarily due to an increase in the dollar volume of transactions processed through the SmartPay payment module during the three months ended June 30, 2015. The increase in payment transaction volume was primarily due to increases in volume at higher education institution clients that were processing payments during each of the three months ended June 30, 2015 and 2014.

Higher education institution revenue in the payments line of business was $4.7 million during the three months ended June 30, 2015, an increase of approximately $0.1 million from the same period in the prior year.  The increase is primarily the result of new services provided to higher education institution clients over the last twelve months offset by a decrease due to our decision to no longer provide disbursement services to those clients of the Campus Solutions business which did not sign contracts to use Higher One’s Refund Management disbursement services. We ceased providing disbursement services to those clients on the Campus Solutions refund disbursement platform in the fourth quarter of 2014 and therefore earned no revenue related to these services during the three months ended June 30, 2015, compared to approximately $0.2 million during the three months ended June 30, 2014.

Data Analytics Revenue

The increase in data analytics revenue was due primarily to sales of Campus Labs modules to new higher education institution clients over the past twelve months.

Cost of Revenue

During the three months ended June 30, 2015, our gross margin percentage increased, largely as a result of the allowance for customer restitution recorded in the three months ended June 30, 2014, described above. Excluding the impact of the allowance for customer restitution, our non-GAAP gross margin percentage would have been 53.6% during the three months ended June 30, 2014, compared to 52.9% in the three months ended June 30, 2015. The decrease in our non-GAAP gross margin percentage was primarily due to higher costs to support the disbursements line of business, including the OneAccount.

While gross revenue associated with our disbursements line of business decreased $2.0 million as described above, our cost of revenue to support that line of business decreased to $13.4 million during the three months ended June 30, 2015, from $13.5 million in the comparable prior year period. The decrease in transaction volumes in OneAccounts led to a decrease in certain costs of revenue; however, those decreases were offset in other areas, primarily due to higher customer service related costs.

Our cost of revenue to support the payments line of business increased to approximately $7.6 million during the three months ended June 30, 2015, from $7.2 million in the comparable prior year period.  The increase in costs was primarily related to the growth of SmartPay transaction volume described above in “Revenue – Payments Revenue.” This increase was partially offset by a net decrease in costs associated with the Campus Solutions contracts that were assigned to us and with the Campus Solutions refund disbursement platform of approximately $0.3 million compared to the three months ended June 30, 2014.

Our cost of revenue to support the data analytics line of business increased to $0.5 million during the three months ended June 30, 2015, compared to $0.4 million during the three months ended June 30, 2014.  The majority of the data analytics cost of revenue are related to amortization of acquisition-related intangible assets.

General and Administrative Expense

The increase in general and administrative expenses was primarily attributable to the following two factors: (i) increases in depreciation and amortization totaling approximately $0.8 million, including amortization related to internal use software, and (ii) our total personnel costs increased by approximately $0.7 million, including a $0.4 million increase in stock-based compensation expenses.

Product Development Expense

The increase in product development expense was primarily due to an increase of amortization expense, of approximately $0.5 million, related to the acceleration of amortization of a software platform no longer being utilized. In addition, higher personnel costs were offset by a decrease in transition-related product development expenses associated with the Campus Solutions acquisition which we incurred in the prior year period, but not in the current year period.

Sales and Marketing Expense

The decrease in sales and marketing expense was due primarily to decreases in tradeshow costs external marketing costs, including a decrease in costs related to branding efforts that took place during the three months ended June 30, 2014.

Restructuring Charge

In April 2015, we entered into an agreement with a third-party service provider to operate our customer care center, in order to provide live-agent, chat and interactive voice response services for our disbursements line of business, including the OneAccount product. In connection with this agreement, we plan to reduce our employee workforce across our customer care department. We began the transition to the third-party service provider in July 2015 and expect to substantially complete the employee reduction by November 2015. However, the timing of this transition and of certain employee reductions may vary.  We estimate we will recognize costs of approximately $1.0 million during fiscal year 2015, consisting of severance and other employee-related benefits. Such costs are expected to be substantially accrued and paid through the end of the first quarter of 2016. For the three months ended June 30, 2015 we recognized restructuring charges of $0.2 million related to the plan described above. We expect to realize cost savings of approximately $4.0 million in 2016 through this arrangement.

Interest Expense

Our interest expense increased compared to the prior period due primarily to additional amortization of deferred financing costs.  As a result of the February 2015 amendment to our credit facility, the interest expense associated with our deferred financing costs increased by $0.4 million to $0.5 million during the three months ended June 30, 2015. The average interest rate during the three months ended June 30, 2015 was 4.2%, an increase from 2.3% for the three months ended June 30, 2014.  However, the average amount outstanding on our Credit Facility was $59.0 million during the three months ended June 30, 2015, compared to an average of $94.0 million during the three months ended June 30, 2014.

Other Income

Our other income during the three months ended June 30, 2015 includes a payment of $1.1 million which was due to us as of June 30, 2015, and collected by us in July 2015, related to a settlement and licensing agreement with TouchNet, and its successor company Heartland Payment Systems, which resolved our complaints against TouchNet and their counterclaim against us. During the three months ended June 30, 2014 we recorded other income of $1.6 million as a result of an agreement related to the resolution of certain escrow balances that were part of the acquisition of the Campus Solutions business.

Income Tax Expense

The change in income tax expense was primarily due to the decrease in the net loss before taxes. The effective tax rates for the three months ended June 30, 2015 and 2014, were 100.7% and 36.5%, respectively. The increase in the effective tax rate is primarily the result of a $0.3 million discrete benefit recognized during the three months ended June 30, 2015, associated with the reduction of a portion of the valuation allowance that had previously been recorded against certain state net operating losses.  As a result of recent tax law changes enacted in the State of Connecticut, it is now more likely than not that an income tax benefit will be derived from the utilization of these net operating losses.  Our effective tax rate is expected to be between 38% and 40% for the 2015 fiscal year.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Six Months Ended June 30,
	(unaudited)
	2015	2014	$ Change	% Change	2015% of Gross Revenue	2014% of Gross Revenue
	(in thousands)
Revenue:
Account revenue	$61,869	$68,007	$(6,138)	-9.0%	55.7%	60.7%
Payment transaction revenue	28,442	24,455	3,987	16.3%	25.6%	21.8%
Higher education institution revenue	20,405	19,029	1,376	7.2%	18.4%	17.0%
Other revenue	391	542	(151)	(27.9%)	0.4%	0.5%
Gross revenue	111,107	112,033	(926)	(0.8%)	100.0%	100.0%
Less: allowance for customer restitution	-	(8,750)	8,750	(100.0%)	0.0%	-7.8%
Revenue	111,107	103,283	7,824	7.6%	100.0%	92.2%
Cost of revenue	49,662	48,696	966	2.0%	44.7%	43.5%
Gross profit	61,445	54,587	6,858	12.6%	55.3%	48.7%
Operating expenses:
General and administrative	36,319	31,726	4,593	14.5%	32.7%	28.3%
Product development	4,080	3,962	118	3.0%	3.7%	3.5%
Sales and marketing	8,442	9,179	(737)	-8.0%)	7.6%	8.2%
Restructuring charge	240	-	240	100.0%	0.2%	0.0%
Total operating expenses	49,081	44,867	4,214	9.4%	44.2%	40.0%
Income (loss) from operations	12,364	9,720	2,644	27.2%	11.1%	8.7%
Interest income	40	53	(13)	-24.5%	0.0%	0.0%
Interest expense	(2,632)	(1,615)	(1,017)	63.0%	-2.4%	-1.4%
Other income	1,280	1,759	(479)	-27.2%	1.2%	1.6%
Net income (loss) before income taxes	11,052	9,917	1,135	11.4%	9.9%	8.9%
Income tax expense (benefit)	4,189	3,978	211	5.3%	3.8%	3.6%
Net income (loss)	$6,863	$5,939	$924	15.6%	6.2%	5.3%

The following table summarizes our revenue by our different lines of business:

	Six Months Ended June 30,
	(unaudited)
	2015	2014	$ Change	% Change	2015% of Gross Revenue	2014% of Gross Revenue
	(in thousands)
Gross Revenue:
Disbursements	$64,736	$70,631	$(5,895)	(8.3%)	58.3%	63.0%
Payments	38,132	34,566	3,566	10.3%	34.3%	30.9%
Data Analytics	8,239	6,836	1,403	20.5%	7.4%	6.1%
Gross Revenue	$111,107	$112,033	$(926)	(0.8%)	100.0%	100.0%

Revenue

Disbursements Revenue

The decrease in disbursements revenue during the six months ended June 30, 2015, was primarily due to a decrease in account revenue. The decrease in account revenue is a result of fewer dollars spent by OneAccounts, which had the effect of reducing both interchange revenue and service fee revenue when compared to the same period in the prior year. There was an approximate 7% decrease in the total dollars deposited into OneAccounts compared to the same period in the prior year, which led to a similar decrease in amounts spent from OneAccounts. The amounts deposited and spent from OneAccounts typically move by similar amounts though may vary by several percentage points from one reporting period to the next depending on specific deposit and spending behavior. The decrease in dollars deposited into OneAccounts was the result of fewer financial aid refunds being deposited to OneAccounts and fewer OneAccounts, partially offset by an increase in the amount of non-financial aid deposits made into OneAccounts. We experienced an approximate 7% increase in amounts deposited to OneAccounts from non-financial aid refund sources. Deposits from non-financial aid refund sources constituted approximately 18% of all deposits made to OneAccounts during the six months ended June 30, 2015, an increase from 15% during the comparable prior year period.

The higher education institution revenue earned from our Refund Management services was $2.5 million during the six months ended June 30, 2015, compared to $2.4 million during the six months ended June 30 2014.

As further described in “Note 6 – Commitments and Contingencies” to our condensed consolidated financial statements and the “Regulatory Matters” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” we recorded a liability of $8.75 million during the six months ended June 30, 2014, related to the potential requirement to provide restitution to certain OneAccount customers.

Payments Revenue

The increase in payments revenue was due to higher payment transaction revenue, primarily due to an increase in the dollar volume of transactions processed through the SmartPay payment module during the six months ended June 30, 2015. The increase in payment transaction volume was primarily due to increases in volume at higher education institution clients that were processing payments during each of the six months ended June 30, 2015 and2014.

Higher education institution revenue in the payments line of business was $9.6 million during the six months ended June 30, 2015, a decrease of approximately $0.1 million from the same period in the prior year.  The decrease is the result of our decision to no longer provide disbursement services to those clients of the Campus Solutions business which did not sign contracts to use Higher One’s Refund Management disbursement services. We ceased providing disbursement services to those clients on the Campus Solutions refund disbursement platform in the fourth quarter of 2014 and therefore earned no revenue related to these services during the six months ended June 30, 2015, compared to approximately $0.5 million during the six months ended June 30, 2014. Offsetting that decrease is revenue associated with new services provided to higher education institution clients over the last twelve months

Data Analytics Revenue

The increase in data analytics revenue was due primarily to sales of Campus Labs modules to new and previously existing higher education institution clients over the past twelve months. Slightly more than half of the revenue increase is due to revenue earned at higher education institutions which were not Data Analytics clients during the same period in the prior year.

Cost of Revenue

During the six months ended June 30, 2015, our gross margin percentage increased, largely as a result of the allowance for customer restitution recorded in the six months ended June 30, 2014, described above. Excluding the impact of the allowance for customer restitution, our non-GAAP gross margin percentage would have been 56.5% during the six months ended June 30, 2014, compared to 55.3% in the six months ended June 30, 2015. The decrease in our non-GAAP gross margin percentage was primarily due to higher costs to support the disbursements line of business, including the OneAccount.

While gross revenue associated with our disbursements line of business decreased $5.9 million as described above, our cost of revenue to support that line of business was $30.1 million during each of the six months ended June 30, 2015 and 2014. While the decrease in transaction volumes in OneAccounts led to a decrease in certain costs of revenue, those decreases were offset in other areas, primarily due to higher customer service related costs.

Our cost of revenue to support the payments line of business increased to approximately $18.6 million during the six months ended June 30, 2015, from $17.8 million in the comparable prior year period.  The increase in costs was primarily related to the growth of SmartPay transaction volume described above in “Revenue – Payments Revenue.” This increase in costs was partially offset by a decrease in costs associated with supporting the Campus Solutions refund disbursement platform, which were $1.2 million during the six months ended June 30, 2014.

Our cost of revenue to support the data analytics line of business increased to $0.9 million during the six months ended June 30, 2015, compared to $0.8 million during the six months ended June 30, 2014.  The majority of the data analytics costs are related to amortization of acquisition-related intangible assets.

General and Administrative Expense

The increase in general and administrative expenses was primarily attributable to the following two factors: (i) our total personnel costs increased by approximately $2.4 million, including a $1.0 million increase in stock-based compensation expenses, and (ii) increases in depreciation and amortization totaling approximately $1.7 million, including amortization related to internal use software.

Product Development Expense

The increase in product development expense was primarily due to an increase of amortization expense, of approximately $0.5 million, related to the acceleration of amortization of a software platform no longer being utilized. In addition, higher personnel costs were offset by a decrease in transition-related product development expenses associated with the Campus Solutions acquisition which we incurred in the prior year period, but not in the current year period.

Sales and Marketing Expense

The decrease in sales and marketing expense was due primarily to decreases in tradeshow costs and external advertising and marketing costs, including a decrease in costs related to branding efforts that took place during the six months ended June 30, 2014.

Restructuring Charge

In April 2015, we entered into an agreement with a third-party service provider to operate our customer care center, in order to provide live-agent, chat and interactive voice response services for our disbursements line of business, including the OneAccount product. In connection with this agreement, we plan to reduce our employee workforce across our customer care department. We began the transition to the third-party service provider in July 2015 and expect to substantially complete the employee reduction by November 2015. However, the timing of this transition and of certain employee reductions may vary.  We estimate we will recognize costs of approximately $1.0 million during fiscal year 2015, consisting of severance and other employee-related benefits. Such costs are expected to be substantially accrued and paid through the end of the first quarter of 2016. For the six months ended June 30, 2015 we recognized restructuring charges of $0.2 million related to the plan described above. We expect to realize cost savings of approximately $4.0 million in 2016 through this arrangement.

Interest Expense

Our interest expense increased compared to the prior period due primarily to additional amortization of deferred financing costs.  As a result of the February 2015 amendment to our credit facility, the interest expense associated with our deferred financing costs increased by $0.9 million to $1.2 million during the six months ended June 30, 2015. The average interest rate during the six months ended June 30, 2015 was 3.6%, an increase from 2.3% for the six months ended June 30, 2014.  However, the average amount outstanding on our Credit Facility was $67.1 million during the six months ended June 30, 2015, compared to an average of $94.8 million during the six months ended June 30, 2014.

Other Income

Our other income during the six months ended June 30, 2015 includes a payment of $1.1 million which was due to us as of June 30, 2015, and collected by us in July 2015, related to a settlement and licensing agreement with TouchNet, and its successor company Heartland Payment Systems, which resolved our complaints against TouchNet and their counterclaim against us. During the six months ended June 30, 2014, we recorded other income of $1.6 million as a result of an agreement related to the resolution of certain escrow balances that were part of the acquisition of the Campus Solutions business.

Income Tax Expense

The change in income tax expense was primarily due to the increase in net income before taxes. The effective tax rates for the six months ended June 30, 2015 and 2014, were 37.9% and 40.1%, respectively. The decrease in the effective tax rate is primarily the result of a $0.3 million discrete benefit recognized in the six months ended June 30, 2015, associated with the reduction of a portion of the valuation allowance that had previously been recorded against certain state net operating losses. As a result of recent tax law changes enacted in the State of Connecticut, it is now more likely than not that an income tax benefit will be derived from the utilization of these net operating losses. Our effective tax rate is expected to be between 38% and 40% for the 2015 fiscal year.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows from operations and borrowings under our Credit Facility, as defined below.  As of June 30, 2015, we had $16.8 million in cash and cash equivalents, $0.3 million in available-for-sale investments and approximately $81.0 million in borrowing capacity available under our Credit Facility, $35.0 million of which is restricted as described below. Our primary liquidity requirements are for working capital, capital expenditures, product development expenses and general corporate needs. As of June 30, 2015, we had a working capital deficit of $8.5 million.

Senior Secured Revolving Credit Facility

In October 2012, we entered into a five-year senior secured revolving credit facility in an amount of $200.0 million, or the Credit Facility.  We amended the Credit Facility in February and June 2015, which modified certain of the financial covenants and other terms of the agreement, including the amount available for borrowing, as described in “Note 5 – Credit Facility” of our notes to consolidated financial statements.  In connection with the February 2015 Amendment, we paid down the outstanding balance of the Credit Facility by $35 million, expensed approximately $0.4 million of previously deferred financing costs and incurred new financing costs of approximately $4.5 million in February 2015, which are included in deferred costs as of June 30, 2015 in the accompanying condensed consolidated balance sheet. As of June 30, 2015, we had $59.0 million in borrowings outstanding, at a weighted average interest rate of 2.4%, under the Credit Facility.  The Credit Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs.  Loans drawn under the Credit Facility are payable in a single maturity on October 16, 2017.

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

The Credit Facility contains certain affirmative covenants including covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral.  The Credit Facility also contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of our business and engage in transactions with our affiliates.  The maturity of the Credit Facility Acceleration could be accelerated upon a change of control or if we experience a material adverse change in our operations, condition or prospects. In addition, the Credit Facility contains certain financial covenants in addition to the covenants described above, including a requirement to maintain a fixed charge coverage ratio of at least 1.25 to 1.00. We were in compliance with each of the applicable affirmative, negative and financial covenants of the Credit Facility as of June 30, 2015. As of June 30, 2015, our trailing twelve month consolidated EBITDA was $57.7 million. Our leverage ratio was 1.02 to 1.00 as of June 30, 2015.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014	$ Change
	(unaudited)
	(in thousands)
Net cash provided by (used in):
Operating activities	$19,660	$8,223	$11,437
Investing activities	(3,910)	(1,595)	(2,315)
Financing activities	(39,012)	5,163	(44,175)
Change in cash and cash equivalents	$(23,262)	$11,791	$(35,053)
Cash and cash equivalents, end of period	$16,760	$18,059	$(1,299)

The increase in net cash provided by operating activities was primarily the result of changes in working capital balances during the six months ended June 30, 2015, compared to the prior year.  The consumer class action litigation settlement of $15.0 million was paid in cash during the six months ended June 30, 2014. This payment is a significant component of the overall change in working capital balances and increase in cash provided by operating activities compared to the prior year. Also, our income receivable balance has decreased from the prior year due to an acceleration in the settlement of the revenue proceeds associated with the Campus Solutions business compared to the prior year.

The change in cash used in investing activities primarily relates to the receipt of $3.5 million associated with state historic tax credits generated by the construction of our headquarters during the six months ended June 30, 2014. In addition, our purchases of fixed assets decreased by $1.0 million during the six months ended June 30, 2015, compared to the prior year period.

The change in cash provided by (used in) financing activities primarily relates to the cash used to repay debt in connection with the February 2015 amendment to our credit facility described above which totaled $39.5 million.  In the prior year, we had net borrowings of $5.0 million on our Credit Facility.

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

Non-GAAP Supplemental Financial and Operating Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)
	(in thousands)

Adjusted EBITDA	$8,011	$7,184	$28,267	$29,860
Adjusted net income	$2,178	$2,485	$12,029	$14,705

Number of students enrolled at Refund Management disbursement service clients at end of period	5,026	5,119	5,026	5,119

Number of OneAccounts at end of period	2,007	2,088	2,007	2,088

We define adjusted EBITDA as net income before interest, income taxes and depreciation and amortization, or EBITDA, further adjusted to remove the effects of stock-based compensation expense, the receipt of a settlement amount from Sallie Mae, Inc. related to our Campus Solutions acquisition, the allowance for customer restitution recorded and a restructuring charge. Neither EBITDA nor adjusted EBITDA should be considered an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and adjusted EBITDA in the same manner as we do.  In addition, adjusted EBITDA may not be identical to the corresponding measure used in our various agreements, in particular our Credit Facility.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to EBITDA and adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)

Net income (loss)	$3	$(3,771)	$6,863	$5,939
Interest income	(20)	(34)	(40)	(53)
Interest expense	1,252	792	2,632	1,615
Income tax expense	(479)	(2,171)	4,189	3,978
Depreciation and amortization	5,696	4,432	10,866	8,887
EBITDA	6,452	(752)	24,510	20,366
Restructuring charge	240	-	240	-
Stock-based compensation expense	1,319	790	3,517	2,348
Allowance for customer restitution	-	8,750	-	8,750
Campus Solutions settlement received	-	(1,604)	-	(1,604)
Adjusted EBITDA	$8,011	$7,184	$28,267	$29,860

The following table presents adjusted EBITDA for each of our three lines of business for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)
	(in thousands)
Disbursements	$3,299	$3,894	$15,675	$21,174
Payments	3,189	2,183	9,388	6,501
Data Analytics	1,523	1,107	3,204	2,185
Total Adjusted EBITDA	$8,011	$7,184	$28,267	$29,860

We define adjusted net income as net income, adjusted to eliminate (a) stock-based compensation expense related to incentive stock option grants and the release of a state tax valuation allowance and (b) after giving effect to tax adjustments, (1) stock-based compensation expense related to non-qualified stock option and restricted stock grants, (2) amortization expenses related to acquired intangible assets and financing costs, (3) the receipt of a settlement amount from Sallie Mae, Inc. related to our Campus Solutions acquisition, (4) the allowance for customer restitution recorded and (5) a restructuring charge. Adjusted net income should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our adjusted net income may not be comparable to similarly titled measures of other organizations because other organizations may not calculate adjusted net income in the same manner as we do.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to adjusted net income for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)
Net income (loss)	$3	$(3,771)	$6,863	$5,939

Restructuring charge	240	-	240	-
Release of state tax valuation allowance	(285)	-	(285)	-
Allowance for customer restitution	-	8,750	-	8,750
Campus Solutions settlement received	-	(1,604)	-	(1,604)
Stock-based compensation expense - incentive stock option grants	196	292	493	717
Stock-based compensation expense - non-qualified stock option grants	1,123	498	3,024	1,631
Amortization of acquisition related intangible assets	1,820	1,931	3,639	4,066
Amortization of deferred finance costs	499	122	1,158	245
Total pre-tax adjustments	3,593	9,989	8,269	13,805
Tax rate	38.5%	38.5%	38.5%	38.5%
Less: tax adjustment (a)	1,418	3,733	3,103	5,039
Adjusted net income	$2,178	$2,485	$12,029	$14,705

(a)           We have tax effected, utilizing an estimated statutory rate, all of the pre-tax adjustments, except for stock-based compensation expense for incentive stock options which are generally not tax deductible and the release of state tax valuation allowance.

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

For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies” within “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our annual report on Form 10-K for the year ended December 31, 2014. As of June 30, 2015, there have been no material changes to any of the Critical Accounting Policies described above, except for changes to our accounting policy for goodwill and intangible assets summarized below.

Goodwill and Intangible Assets

As of December 31, 2014, we had one operating segment and reporting unit for purposes of our goodwill testing as a result of the integrated way that the entire business was managed at that point in time. We performed the annual impairment test as of October 31, 2014 and determined that the fair value of our reporting unit at the time exceeded its carrying value by more than 30%. As we only had one operating segment and one reporting unit at that time, we primarily relied on the indicated fair value of the enterprise from the trading price of our common stock. As a result of changes in our operating segments and reporting units in 2015, we now have three operating segments, which are also reporting units. As a result of the change in our operating segments, we have compared the fair value of our reporting units to the carrying value of our reporting units and determined that there was no impairment of goodwill. However, the excess of fair value compared to carrying value does vary by reporting unit. The fair value of the disbursements reporting unit exceeded its carrying value by approximately 40% at the time of our change in reporting units and is the reporting unit most susceptible to impairment in the future. The fair value of the disbursements reporting unit could fall below the carrying value of the reporting unit in the future, leading to a potential material impairment charge in a future period. The amount of goodwill in the disbursements reporting unit subject to a potential future impairment is between $10 and $15 million. The key assumptions that drive the fair value of the reporting unit include the number of higher education institution utilizing our Refund Management disbursement services, the number of OneAccounts and the related amount of deposit and spending volume in the OneAccounts. Those key assumptions could change in the future, particularly depending on the conclusion of those matters described above in Management’s Discussion and Analysis of Financial Condition and Results of Operations “Overview – Department of Education” and “Overview – Regulatory Matters.”

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
•

an adverse conclusion of either of the matters described above in Management’s Discussion and Analysis of Financial Condition and Results of Operations “Overview – Department of Education” and “Overview – Regulatory Matters”; and

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

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our Credit Facility accrues interest at a rate equal to a base rate plus a margin of 3% or London Interbank Offered Rate plus a margin of 4% . Based upon a sensitivity analysis at July 1, 2015, assuming average outstanding borrowings during the three months ended June 30, 2015 of $59.0 million, a hypothetical 50 basis point increase in interest rates would result in an increase in interest expense of approximately $0.3 million for an annual period.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting during the three months ended June 30, 2015 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

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

On May 18, 2015, ED published its Notice of Proposed Rulemaking, or NPRM on program integrity and improvement issues in the Federal Register. See 80 FED REG 28484-28536. When ED published its NPRM the public comment period opened and remained opened until July 2, 2015 and we afforded ourselves of that opportunity. Our comments focused on the provisions of the NPRM relating to cash management and campus debit cards with emphasis on five proposed sections that we strongly believe must be addressed to avoid doing substantial harm to students and institutions participating in the Title IV programs in addition to potentially having a material adverse affect on our business. Our five significant concerns related to the following: (i) the limited student information that the NPRM would allow institutions to provide to third party disbursement servicers would be insufficient to allow such servicers to carry out the disbursement process accurately and securely; (ii) the requirement of a 30-day across-the-board fee moratorium following each disbursement, imposed on top of other proposed fee restrictions could make providing accounts offered by third party servicers unviable; (iii) the proposal to have deposits to an existing account presented “prominently as the first and default option” would steer students to accounts that may very well be inferior to accounts offered by third party servicers, in terms of cost, features, and security; (iv) requiring a paper check option to be affirmatively offered to students would inevitably result in an increase in the number of credit balance disbursements made via check, which is less secure, more expensive and a less financially responsible means for students to receive their funds; and (v) authorizing ED to step in and pay Title IV credit balances directly to students and parents creates the risk of federalization of the disbursement process, thus discouraging private sector investment and innovation. Additionally, the NPRM also would prohibit the sending of certain access devices, including debit cards in the same manner that we currently provide debit cards to our students. ED may publish these proposed rules in their current form or in a different form that may be more adverse to our business. Should ED publish final rules in the Federal Register by November 1, 2015, we believe new Title IV Cash Management regulations would likely not go into effect until July 1, 2016.

In the event that the proposed rules are published in their current form or in a form which would further alter, restrict or prohibit our ability to offer and provide our services to higher education institutions and students in the manner that we currently provide them than the proposed rules would, our business, financial condition and results of operations could be materially and adversely affected.

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

Additionally, individual state legislatures may propose and enact new laws that restrict or otherwise affect our ability to offer our products and services as we currently do, which could have a material adverse effect on our business, financial condition and results of operations. For example, legislation has been passed in the State of Oregon which further regulates the disbursement of financial aid refunds and associated financial products and services.

Regulation of OneAccounts

Anti-Money Laundering; USA PATRIOT ACT; Office of Foreign Assets Control. Our Bank Partners, are insured depository institutions and funds held by them are insured by the FDIC up to applicable limits. As insured depository institutions, our Bank Partners are subject to comprehensive government regulation and supervision and, in the course of making their services available to our customers, we are required to assist our bank partners in complying with certain of their regulatory obligations. In particular, the anti-money laundering provisions of the USA PATRIOT Act require that customer identifying information be obtained and verified whenever a checking account is established. For example, because we facilitate the opening of checking accounts at our Bank Partners on behalf of our customers, we assist our bank partners in collecting the customer identification information that is necessary to open an account. In addition, both we and our Bank Partners are subject to the laws and regulations enforced by the Office of Foreign Assets Control, or OFAC, which prohibit U.S. persons from engaging in transactions with certain prohibited persons. Our failure to comply with any of these laws or regulations could materially and adversely affect our business, financial condition and results of operations.

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

Consistent with the FDIC’s continuing supervision over us, following a recently conducted compliance examination, the San Francisco Regional Office of the FDIC notified us that it is prepared to recommend to the Director of the Division of Depositor and Consumer Protection that administrative enforcement action be taken against us for alleged violations of the Federal Trade Commission Act principally relating to our marketing and enrollment practices related to the OneAccount. Any such enforcement action could result in orders to pay restitution and civil money penalties. We have responded to the FDIC’s notification and we believe that these allegations are similar and related to the Federal Reserve Board allegations previously disclosed and discussed below.

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

On August 6, 2015, the Compensation Committee of the Board of Directors of the Company adopted the Higher One Holdings, Inc. Executive Severance Policy, effective August 6, 2015 (the “Policy”), to provide certain severance payments to designated officers and other key executives and employees of the Company in the event of a qualifying termination of employment.   In the event a participant’s employment at the Company is terminated (i) by the Company without cause (other than as a result of death or disability) or (ii) by the participant for good reason (in each case a “qualifying termination”), the participant will continue to receive his or her base salary, payable in equal monthly installments over the next 12 months, a prorated annual bonus and reimbursement of COBRA payments (if applicable) for 12 months following termination (the “severance payments”).  The severance payments are conditioned upon the participant’s execution of a general release of the Company and compliance with certain restrictive covenants for up to 12 months following termination (the “release and covenant conditions”).  In the event of a participant’s qualifying termination within 75 days prior to or 12 months following a change in control of the Company, the participant’s unvested equity awards will immediately vest and be settled as set forth in their grant agreements and stock options will remain outstanding until the earlier of (i) the 12 month anniversary of the termination of the participant’s employment with the Company and (ii) the tenth anniversary date of the option grant and the participant will receive the severance payments, in each case, subject to satisfaction of the release and covenant conditions.  In the event of a sale of assets of the Company in connection with which the participant ceases to be employed by the Company, depending upon the participant’s employment with the acquirer of the assets upon and for 12 months following the sale (or lack of employment at such time or during such period), the participant may receive accelerated vesting of Company equity awards and/or severance payments as described in the Policy and the stock options may remain outstanding until the earlier of (i) the 12 month anniversary of the termination of the participant’s employment with the Company and (ii) the tenth anniversary date of the option grant.  The Policy provides for offsets in the event of conflict with other severance plans or agreements of the Company and for potential cutback of benefits in the event any excise taxes would become due under Section 4999 of the Internal Revenue Code.  On August 6, the Compensation Committee also designated each of Marc Sheinbaum, President and Chief Executive Officer Christopher Wolf, Executive Vice President and Chief Financial Officer, Casey McGuane, Chief Operating Officer, and Robert Reach, Chief Sales Officer, as participants under the Policy.

The foregoing summary does not constitute a complete summary of the terms of the Policy, and reference is made to the complete text of the Policy attached hereto as Exhibit 10.2. The Policy is incorporated herein by reference.

Item 6.	Exhibits

Exhibit
Number		Description
10.1	*	Master Reaffirmation and Amendment No. 4 to Loan Documents dated as of June 17, 2015 among Higher One, Inc., its subsidiaries, Bank of America, N.A. and other lenders party
10.2	*	Higher One Holdings, Inc. Executive Severance Policy
31.1	*	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
31.2	*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.1	*(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	*(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	*(2)	XBRL Instance Document
101.SCH	*(2)	XBRL Taxonomy Extension Schema
101.CAL	*(2)	XBRL Taxonomy Calculation Linkbase
101.DEF	*(2)	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*(2)	XBRL Taxonomy Extension Label Linkbase
101.PRE	*(2)	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
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

Date: August 7, 2015

Higher One Holdings, Inc.

/s/ Christopher Wolf
Christopher Wolf
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)