Form 10-Q
period 2015-09-30
Higher One Holdings, Inc.
filed 2015-10-27
CIK 1486800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015.

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

As of October 23, 2015, there were 47,980,711 shares of common stock, par value $0.001 per share, outstanding.

HIGHER ONE HOLDINGS, INC.

INDEX TO REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

As used herein, the terms “we,” “us,” “our,” “the Company,” or “Higher One,” unless the context otherwise requires, mean Higher One Holdings, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

 Higher One Holdings, Inc.

Condensed Consolidated Balance Sheets

 (In thousands of dollars, except share and per share amounts)

(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$27,785	$40,022
Investments in marketable securities	251	249
Accounts receivable	12,581	8,929
Income receivable	8,624	9,053
Deferred tax assets	11,338	3,719
Prepaid expenses and other current assets	5,408	7,805
Total current assets	65,987	69,777
Deferred costs	6,133	4,187
Fixed assets, net	43,374	46,768
Intangible assets, net	51,637	56,255
Goodwill	67,403	67,403
Loan receivable related to New Markets Tax Credit financing	7,633	7,633
Other assets	3,092	2,523
Restricted cash	2,728	2,725
Total assets	$247,987	$257,271

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,044	$3,339
Accrued expenses	50,423	25,872
Deferred revenue	31,930	25,174
Total current liabilities	84,397	54,385
Deferred revenue and other non-current liabilities	4,443	4,019
Loan payable and deferred contribution related to New Markets Tax Credit financing	8,638	8,871
Debt	59,000	94,000
Deferred tax liabilities	961	3,814
Total liabilities	157,439	165,089
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 59,893,737 shares issued and 47,980,711 shares outstanding at September 30, 2015; 59,570,839 shares issued and 47,657,813 shares outstanding at December 31, 2014	60	60
Additional paid-in capital	189,746	185,588
Treasury stock, 11,913,026 shares at September 30, 2015 and December 31, 2014	(137,899)	(137,899)
Retained earnings	38,641	44,433
Total stockholders’ equity	90,548	92,182
Total liabilities and stockholders’ equity	$247,987	$257,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands of dollars, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Account revenue	$26,654	$31,468	$88,523	$99,475
Payment transaction revenue	19,055	18,197	47,497	42,652
Higher education institution revenue	10,486	9,929	30,891	28,958
Other revenue	167	181	558	723
Gross revenue	56,362	59,775	167,469	171,808
Less: allowance for customer restitution	(21,880)	-	(21,880)	(8,750)
Revenue	34,482	59,775	145,589	163,058
Cost of revenue	27,817	28,182	77,479	76,878
Gross margin	6,665	31,593	68,110	86,180
Operating expenses:
General and administrative	18,098	16,617	54,417	48,343
Product development	2,040	1,555	6,120	5,517
Sales and marketing	4,196	4,577	12,638	13,756
Restructuring charge	334	-	574	-
Total operating expenses	24,668	22,749	73,749	67,616
Income (loss) from operations	(18,003)	8,844	(5,639)	18,564
Interest income	23	20	63	73
Interest expense	(1,262)	(828)	(3,894)	(2,443)
Other income (loss)	77	(198)	1,357	1,561
Net income (loss) before income taxes	(19,165)	7,838	(8,113)	17,755
Income tax expense (benefit)	(6,510)	2,922	(2,321)	6,900
Net income (loss)	$(12,655)	$4,916	$(5,792)	$10,855
Net income (loss) available to common stockholders:
Basic	$(12,655)	$4,916	$(5,792)	$10,855
Diluted	$(12,655)	$4,916	$(5,792)	$10,855
Weighted average shares outstanding:
Basic	47,783,217	47,258,495	47,605,164	47,180,830
Diluted	47,783,217	47,710,262	47,605,164	48,104,873

Net income (loss) available to common stockholders per common share:
Basic	$(0.26)	$0.10	$(0.12)	$0.23
Diluted	$(0.26)	$0.10	$(0.12)	$0.23

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

 (In thousands of dollars, except share amounts)

(unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance at December 31, 2014	47,657,813	$60	$185,588	$(137,899)	$44,433	$92,182
Stock-based compensation	-	-	4,928	-	-	4,928
Reversal of tax benefit related to options	-	-	(1,115)	-	-	(1,115)
Exercise of stock options	322,898	-	345	-	-	345
Net income	-	-	-	-	(5,792)	(5,792)
Balance at September 30, 2015	47,980,711	$60	$189,746	$(137,899)	$38,641	$90,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

 (In thousands of dollars)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(5,792)	$10,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,429	14,124
Amortization of deferred finance costs	1,657	368
Stock-based compensation	4,877	3,426
Deferred income taxes	(11,569)	810
Income tax benefit related to exercise of stock options	(120)	(47)
Other (income) loss	(236)	42
Loss on disposal of fixed assets	118	90
Changes in operating assets and liabilities:
Accounts receivable	(3,652)	(3,235)
Income receivable	429	(5,087)
Deferred costs	(396)	(2,103)
Prepaid expenses and other current assets	2,397	(2,051)
Other assets	(569)	(91)
Accounts payable	(1,295)	(1,636)
Accrued expenses	24,245	(1,713)
Deferred revenue	6,412	7,151
Net cash provided by operating activities	32,935	20,903
Cash flows from investing activities
Purchases of fixed assets	(2,471)	(2,858)
Additions to internal use software	(3,699)	(4,173)
Amounts received from restricted cash	-	25
Proceeds from disposition of equity method investment	-	3,581
Proceeds from development related subsidies	-	3,468
Net cash provided by (used in) investing activities	(6,170)	43
Cash flows from financing activities
Proceeds from line of credit	-	15,000
Repayments of line of credit	(35,000)	(10,000)
Payment of deferred financing costs	(4,467)	-
Tax benefit related to exercise of stock options	120	47
Proceeds from exercise of stock options	345	184
Net cash provided by (used in) financing activities	(39,002)	5,231
Net change in cash and cash equivalents	(12,237)	26,177
Cash and cash equivalents at beginning of period	40,022	6,268
Cash and cash equivalents at end of period	$27,785	$32,445

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

The unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014, and in the opinion of management, include all normal recurring adjustments that are necessary for the statement of our interim period results reported herein.  The December 31, 2014 condensed consolidated balance sheet data included in this Form 10-Q was derived from our audited financial statements but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the three or nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As further described in Note 7, we have three reportable segments: Disbursements, Payments and Data Analytics, which are organized according to the type of service that each offers to our target markets – higher education institutions and their students. Each of these business units is also an operating segment and a reporting unit for purposes of our goodwill impairment testing. The excess of fair value over carrying value varies by reporting unit. The fair value of the disbursements reporting unit exceeded its carrying value by approximately 40% as of March 31, 2015 and is the reporting unit most susceptible to impairment in the future. As further described in Note 9, on October 14, 2015, we entered into an asset purchase agreement for the sale of substantially all of the assets of our data analytics business.

Income Taxes

On June 30, 2015, the state of Connecticut enacted changes to its corporate tax laws, including a mandatory unitary tax filing requirement for all Connecticut companies effective January 1, 2016. As a result of the tax law changes, it is now more likely than not that we will utilize certain net operating loss carry forwards for which we previously had recorded a valuation allowance. We have recorded an income tax benefit of approximately $0.3 million during the nine months ended September 30, 2015 due to the tax law changes.

The effective tax rates for the nine months ended September 30, 2015 and 2014 were 28.6% and 38.9%, respectively. Our effective tax rate decreased from the prior year primarily as a result of the allowance for customer restitution described in Note 6, which results in a pretax loss, the tax benefit on which is diminished by permanent differences between book and tax income.

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

The effect of stock options and warrants to purchase our common stock totaling 6,211,240 and 6,223,862 were not included in the computation of diluted net income (loss) per common share for the three months ended September 30, 2015 and 2014, respectively, as their effect would be anti-dilutive. The effect of stock options and warrants to purchase our common stock totaling 6,211,240 and 4,214,539 were not included in the computation of diluted net income (loss) per common share for the nine months ended September 30, 2015 and 2014, respectively, as their effect would be anti-dilutive. Anti-dilutive securities are securities that upon conversion or exercise increase earnings per share (or reduce the loss per share).  In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect.

Comprehensive Income (Loss)

There are no comprehensive income (loss) items other than net income (loss). There are no recorded unrealized gains or losses on the investments in marketable securities as of the balance sheet dates. Comprehensive income equals net income for all periods presented.

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Other Arrangements

We accept payments on behalf of educational institutions and subsequently remit these payments to the education institutions. The amounts received are maintained in segregated accounts for the benefit of either the institution or the payer. There were approximately $256.2 million and $127.3 million of such funds as of September 30, 2015 and December 31, 2014, respectively. These deposits are not our funds and therefore are not included in the accompanying condensed consolidated balance sheets.

Recent Accounting Pronouncements

There were no accounting standards adopted during the nine months ended September 30, 2015 which had a material impact on our consolidated financial position, results of operations or liquidity.

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which updated the accounting standards related to stock compensation. The update clarifies the accounting for share-based payments with a performance target that could be achieved after the requisite service period. Specifically, the update specifies that the performance target should not be reflected in estimating the grant-date fair value of the award. Instead, the probability of achieving the performance target should impact vesting of the award. The standard will be effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements or disclosures.

In April 2015, the FASB issued Accounting Standard Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which provides additional guidance to ASU No. 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This standard will be effective for fiscal periods beginning after December 15, 2015 and early adoption is permitted. We do not believe this standard will have a significant impact on our consolidated financial statements or disclosures.

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

3.	Investments in Marketable Securities and Fair Value Measurements

The following table reflects the assets carried at fair value measured on a recurring basis (in thousands).  There were no liabilities carried at fair value measured on a recurring basis at either September 30, 2015 or December 31, 2014:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Fair values at September 30, 2015
Assets:
Certificate of deposit	$251	$-	$251	$-

Fair values at December 31, 2014
Assets:
Certificate of deposit	$249	$-	$249	$-

We had no unrealized gains or losses from investments as of September 30, 2015 or December 31, 2014, and there is no material difference between the amortized cost and fair value of the securities we held. The carrying amounts of our cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying amount of our debt outstanding under our Credit Facility (defined in Note 5 below) approximates fair value as a result of our amendment to the credit facility in February 2015. Our loan receivable related to our New Markets Tax Credit financing is a debt instrument that we classify as held to maturity and is recorded at amortized cost.  The carrying value of both our loan receivable and loan payable related to our New Markets Tax Credit financing approximates fair value as of September 30, 2015.  The fair value of our loan payable and loan receivable related to our New Markets Tax Credit financing was estimated using discounted cash flow analysis based on rates for similar types of arrangements and are considered Level 3 measurements.

4.	Real Estate Development Project

At the end of 2011, we completed a real estate development project and moved our headquarters into two commercial buildings located in New Haven, Connecticut.  During the nine months ended September 30, 2014, we received a payment of $3.5 million associated with state historic tax credits which were generated by the project.

In connection with the project, we provided separate guarantees to each of two departments of the state of Connecticut. One guaranty relates to our obligation to repay a grant if we fail to meet certain criteria, including a specified minimum average employment level in Connecticut for the years 2015 – 2018. The other guaranty relates to our obligation to repay sales and use tax exemptions if we fail to meet certain criteria, including a minimum employment threshold.  The maximum potential amount of repayments for these guarantees is approximately $7.0 million.  As of September 30, 2015, we have a liability of $2.0 million recorded which represents our best estimate of expected repayments resulting from these guarantees. A portion of the liability ($1.8 million) is recorded within deferred revenue and other non-current liabilities as it would not be due until 2019 and the remaining balance ($0.2 million) is recorded in accrued expenses in our condensed consolidated balance sheets as of both September 30, 2015 and December 31, 2014.

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

●

requires us to maintain consolidated EBITDA, as defined in the Credit Facility, as amended, on a consolidated basis for the prior four fiscal quarters of at least the following amounts (i) $45.0 million as of March 31, 2015 and June 30, 2015, (ii) $40.0 million as of September 30, 2015 and December 31, 2015, and (iii) $35.0 million as of March 31, 2016 and all future evaluation periods;

●

allow, at our option, amounts outstanding under the October 2012 Facility to accrue interest at a rate equal to either (i) the London Interbank Offered Rate, or LIBOR, plus a margin of 4% or (ii) a fluctuating base rate tied to the federal funds rate, the administrative agent's prime rate and LIBOR, plus a margin of 3%;

●	allow for the payment of up to $75 million related to the settlement of certain regulatory matters, as defined;

●	allow for the exclusion from the computation of consolidated EBITDA of up to $75.0 million of income statement charges related to certain regulatory matters, as defined; and

●

automatically and permanently reduce the revolving credit facility, dollar for dollar up to a maximum reduction in the revolving credit facility of $20.0 million, to the extent that the loss related to those certain regulatory matters is less than $70.0 million.

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

We also amended the Credit Facility in June 2015. Under the Credit Facility, as constituted prior to the effectiveness of the June 2015 amendment, if more than half of the incumbent board of directors was replaced in any twelve month period through a contested election or threatened contested election, the lenders were entitled to declare a default and cause the principal and any accrued interest on any outstanding loans to become immediately due and payable. This type of provision is sometimes referred to as a Dead Hand Proxy Put. The June 2015 amendment removes the Dead Hand Proxy Put from the Credit Facility by amending the definition of Change of Control.

We further amended the Credit Facility in October 2015, which modified certain of the financial covenants and other terms of the agreement as follows:

●

allows for the sale of substantially all of the assets of the Campus Labs business, as further described in Note 9 and requires us to pay down outstanding loans under the Credit Facility by an amount equal to $30.0 million upon the sale of the Campus Labs business;

●

the revolving credit facility was reduced to $75.0 million, with $35.0 million of such facility reserved only for the resolution of the certain regulatory matters, as defined. The revolving credit facility subsequently reduces to $65.0 million and $55.0 million as of June 30, 2016 and December 31, 2016, respectively;

●	requires us to maintain a debt to consolidated EBITDA ratio, or leverage ratio, of 2.00 to 1.00 or less as of December 31, 2015 and all future evaluation periods;

●

requires us to maintain consolidated EBITDA, as defined in the Credit Facility, as amended, on a consolidated basis for the prior four fiscal quarters of at least $25.0 million as of December 31, 2015 and all future evaluation periods; and

●

automatically and permanently reduce the revolving credit facility, dollar for dollar up to a maximum reduction in the revolving credit facility of $20.0 million, to the extent that the loss related to those certain regulatory matters is less than $70.0 million.

The Credit Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs.  Loans drawn under the Credit Facility are payable in a single maturity on October 16, 2017. In connection with the February 2015 amendment, we paid down the outstanding balance of the Credit Facility by $35 million, expensed approximately $0.4 million of previously deferred financing costs and incurred new financing costs of approximately $4.5 million in February 2015, which are included in deferred costs as of September 30, 2015 in the accompanying condensed consolidated balance sheet.

As of September 30, 2015, there were $59.0 million in borrowings outstanding, at a weighted average interest rate of 4.2%, under the Credit Facility. We are in compliance with all of the applicable affirmative, negative and financial covenants of the Credit Facility. As of September 30, 2015, our trailing twelve month consolidated EBITDA (as defined in the Credit Facility) was $53.7 million.

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

6.	Commitments and Contingencies

From time to time we are subject to litigation relating to matters in the ordinary course of business, as well as regulatory examinations, information gathering requests, inquiries and investigations. In accordance with applicable accounting guidance, we establish a liability for a matter of the type described below if and when it presents loss contingencies that are both probable and reasonably estimable.

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

Regulatory Examinations and Other Matters

On May 9, 2014, the Federal Reserve Banks of Chicago (the responsible Reserve Bank for a former bank partner) and Philadelphia (the responsible Reserve Bank for a current bank partner) notified us that the Staff of the Board of Governors of the Federal Reserve System intended to recommend that the Board of Governors of the Federal Reserve System, or the Board of Governors, seek an administrative order against us with respect to asserted violations of the Federal Trade Commission Act. The cited violations relate to our activities with both a former and current bank partner and our marketing and disclosure practices related to the process by which students may select the OneAccount option for financial aid refund. On September 24, 2015, the Staff of the Board of Governors of the Federal Reserve System provided a revised notification to us with respect to those asserted violations of the Federal Trade Commission Act. We are in discussions with the Staff of the Board of Governors and the Reserve Banks on this matter. The Staff of the Board of Governors has asserted that any administrative order may seek damages, including customer restitution and civil money penalties and changes to certain of our business practices.

In April 2015, the San Francisco Regional Office of the FDIC (the responsible Regional Office for a current bank partner) notified us it was prepared to recommend to the Director of the Division of Depositor and Consumer Protection that administrative enforcement action be taken against us for alleged violations of the Federal Trade Commission Act principally relating to our marketing and enrollment practices related to the OneAccount.  We have responded to the FDIC’s notification and we believe that these allegations are similar and related to the Federal Reserve Board allegations previously disclosed and discussed above. On September 24, 2015, the San Francisco Regional Office of the FDIC provided a revised notification to us regarding those alleged violations of the Federal Trade Commission Act.  Any such enforcement action could result in orders to pay restitution and civil money penalties and changes to certain of our business practices.

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the year ended December 31, 2014, we recorded a liability of $8.75 million related to these matters. The liability, which continued to be recorded at $8.75 million through June 30, 2015, reflected the minimum amount we expected to pay related to these matters. During the three months ended September 30, 2015, we recorded an additional charge of $21.9 million related to these matters, bringing the total liability to $30.6 million, as a result of an updated assessment of the minimum amount we expect to pay related to these matters. Each of these amounts is shown as an allowance for customer restitution on our condensed consolidated statement of operations in the period in which the charge was incurred and is related to our disbursements segment. The total liability of $30.6 million is recorded within accrued expenses on our condensed consolidated balance sheets. While we believe that it is probable that we will have a loss related to these regulatory matters, in view of the inherent difficulty of predicting the outcomes of regulatory matters, we cannot predict the eventual outcomes of these pending matters, the timing of the ultimate resolution of these matters or an exact amount of loss associated with these matters.  The liability recorded at September 30, 2015, reflects the minimum amount we expect to pay related to these matters, although there is a reasonable possibility that the liability will increase in future periods. The ultimate amount of restitution or civil money penalties is subject to many uncertainties and therefore impossible to predict, however we believe our exposure related to these matters is approximately $70.0 million in total. As disclosed in “Note 5 – Credit Facility” of our condensed consolidated financial statements, we amended our Credit Facility in February 2015. The amendment allows, among other things, for the payment of up to $75.0 million in connection with the resolution of the regulatory matters described above.

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

On May 5, 2015, HOH shareholder Bobby Clay filed a derivative action in the United States District Court for the District of Connecticut captioned Bobby Clay, derivatively on behalf of Higher One Holdings, Inc. v. Sheinbaum, et al., No. 3:15-cv-00666, against certain of HOH’s directors and executive officers and HOH as a nominal defendant. Mr. Clay’s allegations are substantively the same as those in the Sabel case. On July 29, 2015, the cases were consolidated and a motion to stay was granted. HOH is currently unable to predict the outcome of the Sabel and Clay lawsuits.

Cybersecurity Subpoena

The SEC previously informed us that it opened an investigation on January 20, 2015 into the adequacy of our disclosures of cybersecurity risks.  In connection with this investigation into the adequacy of our disclosures, the SEC issued us a subpoena on January 22, 2015 seeking documents related to our cybersecurity, including, among other things, documents related to cybersecurity policies, procedures, practices and training materials; risk assessments, audits, tests or reviews; monetary and other resources allocated to cybersecurity; any cybersecurity incidents and any costs or damages associated with cybersecurity incidents; and insurance policies that cover or mitigate our cybersecurity risk.  We are complying with the subpoena and have produced responsive documents to the SEC.  We are not aware of any issue or event that caused the SEC to open the investigation, but responding to an investigation of this type can be both costly and time-consuming and at this time we are unable to estimate either the likelihood of a favorable or unfavorable outcome of this matter or our potential cost or exposure.

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

On June 29, 2015, we entered into an agreement with TouchNet, and its successor company Heartland Payment Systems, which resolved our complaints against TouchNet and their counterclaim against us. Pursuant to the terms of the agreement: (i) we were paid $1.1 million, (ii) we provided TouchNet and Heartland Payment Systems a license to use the patents described above, and (iii) both we and TouchNet agreed to dismiss each of our complaints against one another. We recorded the $1.1 million due from TouchNet as other income during the nine months ended September 30, 2015.

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

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

A summary of our segments for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Disbursements (1)	$6,314	$33,202	$71,050	$95,083
Payments	23,789	22,889	61,921	57,455
Data Analytics	4,379	3,684	12,618	10,520
Total revenues	$34,482	$59,775	$145,589	$163,058

Depreciation and amortization
Disbursements	$2,442	$2,224	$7,190	$5,573
Payments	2,311	2,413	6,901	6,793
Data Analytics	810	599	2,338	1,757
Total depreciation and amortization	$5,563	$5,236	$16,429	$14,123

Income (loss) from operations
Disbursements	$(22,324)	$4,434	$(14,868)	$11,966
Payments	3,795	3,566	7,491	4,868
Data Analytics	526	844	1,738	1,730
Total income (loss) from operations	(18,003)	8,844	(5,639)	18,564
Interest income	23	20	63	73
Interest expense	(1,262)	(828)	(3,894)	(2,443)
Other income	77	(198)	1,357	1,561
Net income (loss) before income taxes	$(19,165)	$7,838	$(8,113)	$17,755

(1) Disbursements revenue has been reduced by $21.9 million for the allowance for potential customer restitution for the three months and nine months ended September 30, 2015, respectively, and by $8.75 million for the nine months ended September 30, 2014.

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

8.	Restructuring Charge

In April 2015, we entered into an agreement with a third-party service provider to operate our customer care center in order to provide live-agent, chat and interactive voice response services for our disbursements line of business, including the OneAccount product. In connection with this agreement, we plan to reduce our employee workforce across our customer care department. We began the transition to the third-party service provider in July 2015 and expect to substantially complete the employee reduction by November 2015. However, the timing of this transition and of certain employee reductions may vary.  We estimate we will recognize costs of up to $1.0 million during fiscal year 2015, consisting of severance and other employee-related benefits. Such costs are expected to be substantially accrued and paid through the end of the first quarter of 2016.

For the three and nine months ended September 30, 2015 we recognized restructuring charges of $0.3 and $0.6 million, respectively, which is included in restructuring charges in the accompanying condensed consolidated statements of operations.

The restructuring liability is included in accrued expenses as of September 30, 2015. The following table summarizes the activities associated with restructuring liabilities for the nine months ended September 30, 2015.

Severance and employee-related benefits
January 1, 2015 restructuring liability	$-
Restructuring charges incurred	574
Amounts paid	(63)
September 30, 2015 restructuring liability	$511

9.	Subsequent Event - Agreement to Sell Campus Labs Assets

On October 14, 2015, we entered into an Asset Purchase Agreement with CL NewCo, Inc., or NewCo, an affiliate of Leeds Equity Partners, for the sale of substantially all of the assets of our data analytics business, or Campus Labs.

Pursuant to the terms of the Asset Purchase Agreement, NewCo agreed to acquire Campus Labs for a total cash purchase price of approximately $91 million. This purchase price is subject to certain closing adjustments including adjustments for working capital. The working capital adjustments will be determined at the time of closing, but may reduce the purchase price by $5 million to $7 million. The transaction is subject to necessary regulatory approvals and is expected to close by the end of November 2015.

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

As of September 30, 2015, more than 800 campuses servicing approximately 4.9 million students purchased our Refund Management disbursement service.  In total, there are more than 1,900 campuses servicing approximately 13 million students contracted to use at least one of our services.  As of September 30, 2015, we also serviced approximately 2.0 million OneAccounts.

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

ED may publish these proposed rules in their current form or in a different form that may be more adverse to our business. Any rules substantially similar to those proposed could have a material adverse effect on our business. Should ED publish final rules in the Federal Register by November 2, 2015, we believe new Title IV Cash Management regulations would likely not go into effect until July 1, 2016.

Regulatory Matters

On May 9, 2014, the Federal Reserve Banks of Chicago (the responsible Reserve Bank for a former bank partner) and Philadelphia (the responsible Reserve Bank for a current bank partner) notified us that the Staff of the Board of Governors of the Federal Reserve System intended to recommend that the Board of Governors of the Federal Reserve System, or the Board of Governors, seek an administrative order against us with respect to asserted violations of the Federal Trade Commission Act. The cited violations relate to our activities with both a former and current bank partner and our marketing and disclosure practices related to the process by which students may select the OneAccount option for financial aid refund. On September 24, 2015, the Staff of the Board of Governors of the Federal Reserve System provided a revised notification to us with respect to those asserted violations of the Federal Trade Commission Act. We are in discussions with the Staff of the Board of Governors and the Reserve Banks on this matter. The Staff of the Board of Governors has asserted that any administrative order may seek damages, including customer restitution and civil money penalties and changes to certain of our business practices.

In April 2015, the San Francisco Regional Office of the FDIC (the responsible Regional Office for a current bank partner) notified us it was prepared to recommend to the Director of the Division of Depositor and Consumer Protection that administrative enforcement action be taken against us for alleged violations of the Federal Trade Commission Act principally relating to our marketing and enrollment practices related to the OneAccount.  We have responded to the FDIC’s notification and we believe that these allegations are similar and related to the Federal Reserve Board allegations previously disclosed and discussed above. On September 24, 2015, the San Francisco Regional Office of the FDIC provided a revised notification to us regarding those alleged violations of the Federal Trade Commission Act.

During the year ended December 31, 2014, we recorded a liability of $8.75 million related to these matters. The liability, which continued to be recorded at $8.75 million through June 30, 2015, reflected the minimum amount we expected to pay related to these matters. During the three months ended September 30, 2015, we recorded an additional charge of $21.9 million related to these matters, bringing the total liability to $30.6 million, as a result of an updated assessment of the minimum amount we expect to pay related to these matters. Each of these amounts is shown as an allowance for customer restitution on our condensed consolidated statement of operations in the period in which the charge was incurred and is related to our disbursements segment. The total liability of $30.6 million is recorded within accrued expenses on our condensed consolidated balance sheets. While we believe that it is probable that we will have a loss related to these regulatory matters, in view of the inherent difficulty of predicting the outcomes of regulatory matters, we cannot predict the eventual outcomes of these pending matters, the timing of the ultimate resolution of these matters or an exact amount of loss associated with these matters.  The liability recorded at September 30, 2015, reflects the minimum amount we expect to pay related to these matters, although there is a reasonable possibility that the liability will increase in future periods. The ultimate amount of restitution or civil money penalties is subject to many uncertainties and therefore impossible to predict, however we believe our exposure related to these matters is approximately $70.0 million in total. As disclosed in “Note 5 – Credit Facility” of our condensed consolidated financial statements, we amended our Credit Facility in February 2015. The amendment allows, among other things, for the payment of up to $75.0 million in connection with the resolution of the regulatory matters described above.

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

Agreement to Sell Campus Labs Assets

On October 14, 2015, we entered into an Asset Purchase Agreement with CL NewCo, Inc., or NewCo, an affiliate of Leeds Equity Partners, for the sale of substantially all of the assets of our data analytics business, or Campus Labs.

Pursuant to the terms of the Asset Purchase Agreement, NewCo agreed to acquire Campus Labs for a total cash purchase price of approximately $91 million. This purchase price is subject to certain closing adjustments including adjustments for working capital. The working capital adjustments will be determined at the time of closing, but may reduce the purchase price by $5 million to $7 million. The transaction is subject to necessary regulatory approvals and is expected to close by the end of November 2015.

We expect to receive proceeds, net of expenses and taxes, of between $55 million and $60 million from the transaction. As a condition of an amendment to our Credit Facility to allow for the sale of the Campus Labs assets, we will be required to repay $30 million of the outstanding amount on the Credit Facility when the sale of Campus Labs is complete. Refer to "Note 5 - Credit Facility" for additional information on the terms of the October amendment to our Credit Facility.

Results of Operations for the Three Months Ended September 30, 2015 and 2014

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Three Months Ended September 30,
	(unaudited)
	2015	2014	$ Change	% Change	2015% of Gross Revenue	2014% of Gross Revenue
	(in thousands)
Revenue:
Account revenue	$26,654	$31,468	$(4,814)	(15.3%)	47.3%	52.6%
Payment transaction revenue	19,055	18,197	858	4.7%	33.8%	30.4%
Higher education institution revenue	10,486	9,929	557	5.6%	18.6%	16.6%
Other revenue	167	181	(14)	(7.7%)	0.3%	0.3%
Gross revenue	56,362	59,775	(3,413)	(5.7%)	100.0%	100.0%
Less: allowance for customer restitution	(21,880)	-	(21,880)	100.0%	(38.8%)	-
Revenue	34,482	59,775	(25,293)	(42.3%)	61.2%	100.0%
Cost of revenue	27,817	28,182	(365)	(1.3%)	49.4%	47.1%
Gross profit	6,665	31,593	(24,928)	(78.9%)	11.8%	52.9%
Operating expenses:
General and administrative	18,098	16,617	1,481	8.9%	32.1%	27.8%
Product development	2,040	1,555	485	31.2%	3.6%	2.6%
Sales and marketing	4,196	4,577	(381)	(8.3%)	7.4%	7.7%
Restructuring charge	334	-	334	100.0%	0.6%	-
Total operating expenses	24,668	22,749	1,919	8.4%	43.8%	38.1%
Income (loss) from operations	(18,003)	8,844	(26,847)	(303.6%)	(31.9%)	14.8%
Interest income	23	20	3	15.0%	0.0%	-
Interest expense	(1,262)	(828)	(434)	52.4%	(2.2%)	(1.4%)
Other income	77	(198)	275	(138.9%)	0.1%	(0.3%)
Net income (loss) before income taxes	(19,165)	7,838	(27,003)	(344.5%)	(34.0%)	13.1%
Income tax expense (benefit)	(6,510)	2,922	(9,432)	(322.8%)	(11.6%)	4.9%
Net income (loss)	$(12,655)	$4,916	$(17,571)	(357.4%)	(22.5%)	8.2%

The following table summarizes our gross revenue by our different lines of business:

	Three Months Ended September 30,
	(unaudited)
	2015	2014	$ Change	% Change	2015% of Gross Revenue	2014% of Gross Revenue
	(in thousands)

Disbursements	$28,194	$33,202	$(5,008)	(15.1%)	50.0%	55.5%
Payments	23,789	22,889	900	3.9%	42.2%	38.3%
Data Analytics	4,379	3,684	695	18.9%	7.8%	6.2%
Gross Revenue	$56,362	$59,775	$(3,413)	(-5.7%)	100.0%	100.0%

Revenue

Disbursements Revenue

The decrease in disbursements gross revenue during the three months ended September 30, 2015 was primarily due to a decrease in account revenue. The decrease in account revenue is a result of fewer OneAccounts and also fewer dollars spent by OneAccounts compared to the prior year, both of which had the effect of reducing interchange revenue and service fee revenue. There was an approximate 17% decrease in the total dollars deposited into OneAccounts compared to the same period in the prior year, which led to a similar decrease in amounts spent from OneAccounts. The amounts deposited and spent from OneAccounts typically move by similar amounts, but may vary by several percentage points from one reporting period to the next depending on specific deposit and spending behavior. The decrease in dollars deposited into OneAccounts was the result of fewer financial aid refunds being deposited to OneAccounts and fewer OneAccounts, partially offset by an increase in the amount of non-financial aid deposits made into OneAccounts. We experienced an approximate 5% increase in amounts deposited to OneAccounts from non-financial aid refund sources. Deposits from non-financial aid refund sources constituted approximately 14% of all deposits made to OneAccounts during the three months ended September 30, 2015, an increase from 11% during the comparable prior year period.

The higher education institution revenue earned from our Refund Management services was $1.4 million during the three months ended September 30, 2015, compared to $1.6 million during the three months ended September 30 2014.

As further described in “Note 6 – Commitments and Contingencies” to our condensed consolidated financial statements and the “Regulatory Matters” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” we recorded a liability of $21.9 million during the three months ended September 30, 2015, related to the potential requirement to provide restitution to certain OneAccount customers, which has been recorded as a reduction of our revenue.

Payments Revenue

The increase in payments revenue was due to higher payment transaction revenue, primarily due to an increase in the dollar volume of transactions processed through the SmartPay payment module during the three months ended September 30, 2015. The increase in payment transaction volume was primarily due to increases in volume at higher education institution clients that were processing payments during each of the three months ended September 30, 2015 and 2014.  A portion of the higher revenue from the SmartPay payment module was offset by lower revenue associated with our tuition payment plan services.

Higher education institution revenue in the payments line of business was $4.7 million during each of the three months ended September 30, 2015 and 2014.

Data Analytics Revenue

The increase in data analytics revenue was due primarily to sales of Campus Labs modules to new higher education institution clients over the past twelve months.

Cost of Revenue

During the three months ended September 30, 2015, our gross margin percentage decreased, largely as a result of the allowance for customer restitution recorded in the three months ended September 30, 2015, described above. Excluding the impact of the allowance for customer restitution, our non-GAAP gross margin percentage would have been 50.6% during the three months ended September 30, 2015, compared to 52.9% in the three months ended September 30, 2014. The decrease in our non-GAAP gross margin percentage was primarily due to lower gross margin percentage in the disbursements line of business, including the OneAccount.

While gross revenue associated with our disbursements line of business decreased $5.0 million as described above, our cost of revenue to support that line of business decreased by $0.9 million to $15.2 million during the three months ended September 30, 2015, from $16.1 million in the comparable prior year period. The gross margin percentage for the disbursements line of business, excluding the impact of the allowance for customer restitution, was 46.1% during the three months ended September 30, 2015, compared to 51.6% in the comparable prior year period. The decrease in transaction volumes in OneAccounts led to a decrease in certain costs of revenue; however, those decreases were partially offset in other areas, primarily higher customer service related costs.

Our cost of revenue to support the payments line of business increased to approximately $12.1 million during the three months ended September 30, 2015, from $11.7 million in the comparable prior year period.  The gross margin percentage for the payments line of business was 49.1% during the three months ended September 30, 2015, compared to 48.8% in the comparable prior year period. The increase in costs was primarily related to the growth of SmartPay transaction volume described above in “Revenue – Payments Revenue.”

Our cost of revenue to support the data analytics line of business increased to $0.5 million during the three months ended September 30, 2015, compared to $0.4 million during the three months ended September 30, 2014.  The majority of the data analytics cost of revenue are related to amortization of acquisition-related intangible assets.

General and Administrative Expense

The increase in general and administrative expenses was primarily attributable to the following two factors: (i) increases in depreciation and amortization totaling approximately $0.7 million, including amortization related to internal use software, and (ii) our total personnel costs increased by approximately $0.3 million, including a $0.2 million increase in stock-based compensation expenses.

Product Development Expense

The increase in product development expense was primarily due to higher personnel costs, most of which related to product development for the data analytics line of business.

Sales and Marketing Expense

The decrease in sales and marketing expense was due primarily to amortization expense of approximately $0.3 million recorded during the three months ended September 30, 2014, which related to a marketing software platform which was no longer being utilized at that time.

Restructuring Charge

In April 2015, we entered into an agreement with a third-party service provider to operate our customer care center in order to provide live-agent, chat and interactive voice response services for our disbursements line of business, including the OneAccount. In connection with this agreement, we plan to reduce our employee workforce across our customer care department. We began the transition to the third-party service provider in July 2015 and expect to substantially complete the employee reduction by November 2015. However, the timing of this transition and of certain employee reductions may vary.  We estimate we will recognize costs of up to $1.0 million during fiscal year 2015, consisting of severance and other employee-related benefits. Such costs are expected to be substantially accrued and paid through the end of the first quarter of 2016. For the three months ended September 30, 2015 we recognized restructuring charges of $0.3 million related to the plan described above. We expect to realize cost savings of approximately $4.0 million in 2016 through this arrangement.

Interest Expense

Our interest expense increased compared to the prior period due primarily to additional amortization of deferred financing costs.  As a result of the February 2015 amendment to our credit facility, the interest expense associated with our deferred financing costs increased by $0.4 million to $0.5 million during the three months ended September 30, 2015. The average interest rate during the three months ended September 30, 2015 was 4.2%, an increase from 2.4% for the three months ended September 30, 2014. These increases were partially offset by lower amounts outstanding on our Credit Facility; the average amount outstanding on our Credit Facility was $59.0 million during the three months ended September 30, 2015, compared to an average of $94.0 million during the three months ended September 30, 2014.

Other Income (Loss)

Our other income (loss) during the three months ended September 30, 2014 included a loss of $0.3 million related to the disposition of our interest in FC Winchester Lofts Master Tenant, LLC.

Income Tax Expense

We recorded an income tax benefit during the three months ended September 30, 2015 as a result of our net loss before income taxes. The change in income tax expense (benefit) was primarily due to the decrease in net income before taxes. The effective tax rates for the three months ended September 30, 2015 and 2014 were 34.0% and 37.3%, respectively. Our effective tax rate is expected to be between 28% and 32% for the 2015 fiscal year. The decrease in our expected effective tax rate from the rate disclosed in our most recent Form 10-Q and the decrease in rate compared to the prior year period are due primarily to the allowance for customer restitution described above, which results in a pretax loss, the tax benefit on which is diminished by permanent differences between book and tax income.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Nine Months Ended September 30,
	(unaudited)
	2015	2014	$ Change	% Change	2015% of Gross Revenue	2014% of Gross Revenue
	(in thousands)
Revenue:
Account revenue	$88,523	$99,475	$(10,952)	(11.0%)	52.9%	57.9%
Payment transaction revenue	47,497	42,652	4,845	11.4%	28.4%	24.8%
Higher education institution revenue	30,891	28,958	1,933	6.7%	18.4%	16.9%
Other revenue	558	723	(165)	(22.8%)	0.3%	0.4%
Gross revenue	167,469	171,808	(4,339)	(2.5%)	100.0%	100.0%
Less: allowance for customer restitution	(21,880)	(8,750)	(13,130)	150.1%	(13.1%)	(5.1%)
Revenue	145,589	163,058	(17,469)	(10.7%)	86.9%	94.9%
Cost of revenue	77,479	76,878	601	0.8%	46.3%	44.7%
Gross profit	68,110	86,180	(18,070)	(21.0%)	40.7%	50.2%
Operating expenses:
General and administrative	54,417	48,343	6,074	12.6%	32.5%	28.1%
Product development	6,120	5,517	603	10.9%	3.7%	3.2%
Sales and marketing	12,638	13,756	(1,118)	(8.1%)	7.5%	8.0%
Restructuring charge	574	-	574	100.0%	0.3%	-
Total operating expenses	73,749	67,616	6,133	9.1%	44.0%	39.4%
Income (loss) from operations	(5,639)	18,564	(24,203)	(130.4%)	(3.4%)	10.8%
Interest income	63	73	(10)	(13.7%)	0.0%	0.0%
Interest expense	(3,894)	(2,443)	(1,451)	59.4%	(2.3%)	(1.4%)
Other income	1,357	1,561	(204)	(13.1%)	0.8%	0.9%
Net income (loss) before income taxes	(8,113)	17,755	(25,868)	(145.7%)	(4.8%)	10.3%
Income tax expense (benefit)	(2,321)	6,900	(9,221)	(133.6%)	(1.4%)	4.0%
Net income (loss)	$(5,792)	$10,855	$(16,647)	(153.4%)	(3.5%)	6.3%

The following table summarizes our gross revenue by our different lines of business:

	Nine Months Ended September 30,
	(unaudited)
	2015	2014	$ Change	% Change	2015% of Gross Revenue	2014% of Gross Revenue
	(in thousands)

Disbursements	$92,930	$103,833	$(10,903)	(10.5%)	55.5%	60.4%
Payments	61,921	57,455	4,466	7.8%	37.0%	33.4%
Data Analytics	12,618	10,520	2,098	19.9%	7.5%	6.1%
Gross Revenue	$167,469	$171,808	$(4,339)	(-2.5%)	100.0%	100.0%

Revenue

Disbursements Revenue

The decrease in disbursements revenue during the nine months ended September 30, 2015 was primarily due to a decrease in account revenue. The decrease in account revenue is a result of fewer OneAccounts and fewer dollars spent by OneAccounts, which had the effect of reducing both interchange revenue and service fee revenue when compared to the same period in the prior year. There was an approximate 11% decrease in total dollars deposited into OneAccounts compared to the same period in the prior year, which led to a similar decrease in amounts spent from OneAccounts. The amounts deposited and spent from OneAccounts typically move by similar amounts, but may vary by several percentage points from one reporting period to the next depending on specific deposit and spending behavior. The decrease in dollars deposited into OneAccounts was the result of fewer financial aid refunds being deposited to OneAccounts and fewer OneAccounts, partially offset by an increase in the amount of non-financial aid deposits made into OneAccounts. We experienced an approximate 7% increase in amounts deposited to OneAccounts from non-financial aid refund sources. Deposits from non-financial aid refund sources constituted approximately 17% of all deposits made to OneAccounts during the nine months ended September 30, 2015, an increase from 14% during the comparable prior year period.

The higher education institution revenue earned from our Refund Management services was $4.0 million during the nine months ended September 30, 2015, compared to $3.9 million during the nine months ended September 30 2014.

As further described in “Note 6 – Commitments and Contingencies” to our condensed consolidated financial statements and the “Regulatory Matters” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” we recorded a liability of $21.9 million and $8.75 million during the nine months ended September 30, 2015 and 2014, respectively, related to the potential requirement to provide restitution to certain OneAccount customers.

Payments Revenue

The increase in payments revenue was due to higher payment transaction revenue, primarily due to an increase in the dollar volume of transactions processed through the SmartPay payment module during the nine months ended September 30, 2015. The increase in payment transaction volume was primarily due to increases in volume at higher education institution clients that were processing payments during each of the nine months ended September 30, 2015 and 2014.

Higher education institution revenue in the payments line of business was $14.4 million during each of the nine months ended September 30, 2015 and 2014.  We ceased providing disbursement services to those clients on the Campus Solutions refund disbursement platform in the fourth quarter of 2014 and therefore earned no revenue related to these services during the nine months ended September 30, 2015, compared to approximately $0.6 million during the nine months ended September 30, 2014. Offsetting that decrease is revenue associated with new services provided to higher education institution clients over the last twelve months.

Data Analytics Revenue

The increase in data analytics revenue was due primarily to sales of Campus Labs modules to new and previously existing higher education institution clients over the past twelve months.

Cost of Revenue

During the nine months ended September 30, 2015, our gross margin percentage decreased, largely as a result of the allowance for customer restitution recorded in the nine months ended September 30, 2015, described above. Excluding the impact of the allowance for customer restitution, our non-GAAP gross margin percentage would have been 53.7% during the nine months ended September 30, 2015, compared to 55.3% in the nine months ended September 30, 2014. The decrease in our non-GAAP gross margin percentage was primarily due to a decrease in gross margin percentage in the disbursements line of business, including the OneAccount.

While gross revenue associated with our disbursements line of business decreased $10.9 million as described above, our cost of revenue to support that line of business decreased only $0.8 million during the nine months ended September 30, 2015. The gross margin percentage for the disbursements line of business, excluding the impact of the allowance for customer restitution, was 51.3% during the nine months ended September 30, 2015, compared to 55.6% in the comparable prior year period. While the decrease in transaction volumes in OneAccounts led to a decrease in certain costs of revenue, those decreases were partially offset in other areas, primarily higher customer service related costs.

Our cost of revenue to support the payments line of business increased to approximately $30.7 million during the nine months ended September 30, 2015, from $29.5 million in the comparable prior year period.  The gross margin percentage for the payments line of business was 50.3% during the nine months ended September 30, 2015, compared to 48.6% in the comparable prior year period. The increase in costs was primarily related to the growth of SmartPay transaction volume described above in “Revenue – Payments Revenue.” This increase in costs was partially offset by a decrease in costs associated with supporting the Campus Solutions refund disbursement platform, which were $1.2 million during the nine months ended September 30, 2014.

Our cost of revenue to support the data analytics line of business increased to $1.4 million during the nine months ended September 30, 2015, compared to $1.2 million during the nine months ended September 30, 2014.  The majority of the data analytics costs are related to amortization of acquisition-related intangible assets.

General and Administrative Expense

The increase in general and administrative expenses was primarily attributable to the following two factors: (i) our total personnel costs increased by approximately $2.7 million, including a $1.2 million increase in stock-based compensation expenses, and (ii) increases in depreciation and amortization totaling approximately $2.5 million, including amortization related to internal use software.

Product Development Expense

The increase in product development expense was primarily due to an increase of amortization expense of approximately $0.5 million related to the acceleration of amortization of a software platform no longer being utilized. In addition, higher personnel costs were offset by a decrease in transition-related product development expenses associated with the Campus Solutions acquisition which we incurred only in the prior year period.

Sales and Marketing Expense

The decrease in sales and marketing expense was due primarily to decreases in tradeshow costs and external advertising and marketing costs, including a decrease in costs related to branding efforts that took place during the nine months ended September 30, 2014.

Restructuring Charge

In April 2015, we entered into an agreement with a third-party service provider to operate our customer care center in order to provide live-agent, chat and interactive voice response services for our disbursements line of business, including the OneAccount product. In connection with this agreement, we plan to reduce our employee workforce across our customer care department. We began the transition to the third-party service provider in July 2015 and expect to substantially complete the employee reduction by November 2015. However, the timing of this transition and of certain employee reductions may vary.  We estimate we will recognize costs of up to $1.0 million during fiscal year 2015, consisting of severance and other employee-related benefits. Such costs are expected to be substantially accrued and paid through the end of the first quarter of 2016. For the nine months ended September 30, 2015, we recognized restructuring charges of $0.6 million related to the plan described above. We expect to realize cost savings of approximately $4.0 million in 2016 through this arrangement.

Interest Expense

Our interest expense increased compared to the prior period due primarily to additional amortization of deferred financing costs.  As a result of the February 2015 amendment to our credit facility, the interest expense associated with our deferred financing costs increased by $1.3 million to $1.7 million during the nine months ended September 30, 2015. The average interest rate during the nine months ended September 30, 2015 was 3.8%, an increase from 2.4% for the nine months ended September 30, 2014. These increases were partially offset by lower amounts outstanding on our Credit Facility; the average amount outstanding on our Credit Facility was $64.4 million during the nine months ended September 30, 2015, compared to an average of $94.5 million during the nine months ended September 30, 2014.

Other Income

Our other income during the nine months ended September 30, 2015 includes a payment of $1.1 million related to a settlement and licensing agreement with TouchNet, and its successor company Heartland Payment Systems, which resolved our complaints against TouchNet and their counterclaim against us. During the nine months ended September 30, 2014, we recorded other income of $1.6 million as a result of an agreement related to the resolution of certain escrow balances that were part of the acquisition of the Campus Solutions business. We also recorded other loss of $0.3 million during the nine months ended September 30, 2014 as a result of the disposition of our interest in FC Winchester Lofts Master Tenant, LLC.

Income Tax Expense

The change in income tax expense (benefit) was primarily due to the decrease in net income before taxes. The effective tax rates for the nine months ended September 30, 2015 and 2014, were 28.6% and 38.9%, respectively. Our effective tax rate is expected to be between 28% and 32% for the 2015 fiscal year. The decrease in our expected effective tax rate from the rate disclosed in our most recent Form 10-Q and the decrease in rate compared to the prior year period are due primarily to the result of the allowance for customer restitution described above, which results in a pretax loss, the tax benefit on which is diminished by permanent differences between book and tax income.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows from operations and borrowings under our Credit Facility, as defined below.  As of September 30, 2015, we had $27.8 million in cash and cash equivalents, $0.3 million in available-for-sale investments and approximately $81.0 million in borrowing capacity available under our Credit Facility, $35.0 million of which is restricted as described below. Our primary liquidity requirements are for working capital, capital expenditures, product development expenses and general corporate needs. As of September 30, 2015, we had a working capital deficit of $18.4 million.

Senior Secured Revolving Credit Facility

In October 2012, we entered into a five-year senior secured revolving credit facility, or the Credit Facility.  We amended the Credit Facility in February, June and October 2015, which modified certain of the financial covenants and other terms of the agreement, including the amount available for borrowing, as described in “Note 5 – Credit Facility” of our notes to consolidated financial statements.  In connection with the February 2015 amendment, we paid down the outstanding balance of the Credit Facility by $35 million, expensed approximately $0.4 million of previously deferred financing costs and incurred new financing costs of approximately $4.5 million in February 2015, which are included in deferred costs as of September 30, 2015 in the accompanying condensed consolidated balance sheet. The Credit Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs.  Loans drawn under the Credit Facility are payable in a single maturity on October 16, 2017. As of September 30, 2015, we had $59.0 million in borrowings outstanding, at a weighted average interest rate of 4.2%, under the Credit Facility. In connection with the October 2015 amendment, we are required to pay down the outstanding balance of the Credit Facility by $30.0 million upon the sale of the Campus Labs business. We expect to record an expense of approximately $1.9 million during the three months ended December 31, 2015 to write-off deferred financing costs in connection with the October 2015 amendment.

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

The Credit Facility contains certain affirmative covenants including covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral.  The Credit Facility also contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of our business and engage in transactions with our affiliates.  The maturity of the Credit Facility could be accelerated upon a change of control or if we experience a material adverse change in our operations, condition or prospects. In addition, the Credit Facility contains certain financial covenants in addition to the covenants described above, including a requirement to maintain a fixed charge coverage ratio of at least 1.25 to 1.00. We were in compliance with each of the applicable affirmative, negative and financial covenants of the Credit Facility as of September 30, 2015. As of September 30, 2015, our trailing twelve month consolidated EBITDA was $53.7 million. Our leverage ratio was 1.10 to 1.00 as of September 30, 2015.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014	$ Change
	(unaudited)
	(in thousands)
Net cash provided by (used in):
Operating activities	$32,935	$20,903	$12,032
Investing activities	(6,170)	43	(6,213)
Financing activities	(39,002)	5,231	(44,233)
Change in cash and cash equivalents	$(12,237)	$26,177	$(38,414)
Cash and cash equivalents, end of period	$27,785	$32,445	$(4,660)

The increase in net cash provided by operating activities was primarily the result of changes in working capital balances during the nine months ended September 30, 2015, compared to the prior year.  The consumer class action litigation settlement of $15.0 million was paid in cash during the nine months ended September 30, 2014. This payment is a significant component of the overall change in working capital balances and increase in cash provided by operating activities compared to the prior year. Also, our income receivable balance has decreased from the prior year due to an acceleration in the settlement of the revenue proceeds associated with the Campus Solutions business compared to the prior year.

The change in cash provided by (used in) investing activities primarily relates to cash provided by investing activities during the nine months ended September 30, 2014, as a result of (1) $3.6 million related to the disposition of an equity method investment and (2) $3.5 million associated with state historic tax credits generated by the construction of our headquarters. In addition, our purchases of fixed assets and internal use software development costs decreased by a total of $0.9 million during the nine months ended September 30, 2015, compared to the prior year period.

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

Non-GAAP Supplemental Financial and Operating Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)
	(in thousands)

Adjusted EBITDA	$11,211	$14,959	$39,478	$44,820
Adjusted net income	$4,191	$6,969	$16,220	$21,674

Number of students enrolled at OneDisburse client higher education institutions at end of period	4,918	5,018	4,918	5,018

Number of OneAccounts at end of period	2,038	2,190	2,038	2,190

We define adjusted EBITDA as net income before interest, income taxes and depreciation and amortization, or EBITDA, further adjusted to remove the effects of stock-based compensation expense, the receipt of a settlement amount from Sallie Mae, Inc. related to our Campus Solutions acquisition, the allowance for customer restitution and a restructuring charge. Neither EBITDA nor adjusted EBITDA should be considered an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate EBITDA and adjusted EBITDA in the same manner as we do.  In addition, adjusted EBITDA may not be identical to the corresponding measure used in our various agreements, in particular our Credit Facility.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to EBITDA and adjusted EBITDA for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)

Net income (loss)	$(12,655)	$4,916	$(5,792)	$10,855
Interest income	(23)	(20)	(63)	(73)
Interest expense	1,262	828	3,894	2,443
Income tax expense	(6,510)	2,922	(2,321)	6,900
Depreciation and amortization	5,563	5,235	16,429	14,123
EBITDA	(12,363)	13,881	12,147	34,248
Restructuring charge	334	-	574	-
Stock-based compensation expense	1,360	1,078	4,877	3,426
Allowance for customer restitution	21,880	-	21,880	8,750
Campus Solutions settlement received	-	-	-	(1,604)
Adjusted EBITDA	$11,211	$14,959	$39,478	$44,820

The following table presents adjusted EBITDA for each of our three lines of business for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)
	(in thousands)
Disbursements	$3,084	$7,142	$18,759	$28,317
Payments	6,561	6,317	15,949	12,818
Data Analytics	1,566	1,500	4,770	3,685
Total Adjusted EBITDA	$11,211	$14,959	$39,478	$44,820

We define adjusted net income as net income, adjusted to eliminate (a) stock-based compensation expense related to incentive stock option grants and the release of a state tax valuation allowance and (b) after giving effect to tax adjustments, (1) stock-based compensation expense related to non-qualified stock option and restricted stock grants, (2) amortization expenses related to acquired intangible assets and financing costs, (3) the receipt of a settlement amount from Sallie Mae, Inc. related to our Campus Solutions acquisition, (4) the allowance for customer restitution and (5) a restructuring charge. Adjusted net income should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our adjusted net income may not be comparable to similarly titled measures of other organizations because other organizations may not calculate adjusted net income in the same manner as we do.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to adjusted net income for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)
Net income (loss)	$(12,655)	$4,916	$(5,792)	$10,855

Restructuring charge	334	-	574	-
Release of state tax valuation allowance	-	-	(285)	-
Allowance for customer restitution	21,880	-	21,880	8,750
Campus Solutions settlement received	-	-	-	(1,604)
Stock-based compensation expense - incentive stock option grants	205	328	698	1,045
Stock-based compensation expense - non-qualified stock option grants	1,155	750	4,179	2,381
Amortization of acquisition related intangible assets	1,820	1,931	5,459	5,997
Amortization of deferred finance costs	499	123	1,657	368
Total pre-tax adjustments	25,893	3,132	34,162	16,937
Tax rate	35.2%	38.5%	36.0%	38.5%
Less: tax adjustment (a)	9,047	1,079	12,150	6,118
Adjusted net income	$4,191	$6,969	$16,220	$21,674

(a)           We have tax effected, utilizing an estimated statutory rate, all of the pre-tax adjustments, except for stock-based compensation expense for incentive stock options, which are generally not tax deductible, and the release of state tax valuation allowance.

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

For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies” within “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our annual report on Form 10-K for the year ended December 31, 2014. As of September 30, 2015, there have been no material changes to any of the Critical Accounting Policies described above, except for changes to our accounting policy for goodwill and intangible assets summarized below.

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

As a result of changes in our operating segments and reporting units in 2015, we now have three operating segments, which are also reporting units. As a result of the change in our operating segments, we have compared the fair value of our reporting units to the carrying value of our reporting units and determined that there was no impairment of goodwill. However, the excess of fair value compared to carrying value does vary by reporting unit. The fair value of the disbursements reporting unit exceeded its carrying value by approximately 40% at the time of our change in reporting units and is the reporting unit most susceptible to impairment in the future. The fair value of the disbursements reporting unit could fall below the carrying value of the reporting unit in the future, leading to a potential material impairment charge in a future period. The amount of goodwill in the disbursements reporting unit subject to a potential future impairment is approximately $11 million. The key assumptions that drive the fair value of the reporting unit include the number of higher education institutions utilizing our Refund Management disbursement services, the number of OneAccounts and the related amount of deposit and spending volume in the OneAccounts. Those key assumptions could change in the future, particularly depending on the conclusion of those matters described above in Management’s Discussion and Analysis of Financial Condition and Results of Operations “Overview – Department of Education” and “Overview – Regulatory Matters.”

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

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our Credit Facility accrues interest at a rate equal to a base rate plus a margin of 3% or London Interbank Offered Rate plus a margin of 4%. Based upon a sensitivity analysis at October 1, 2015, assuming average outstanding borrowings during the three months ended September 30, 2015 of $59.0 million, a hypothetical 50 basis point increase in interest rates would result in an increase in interest expense of approximately $0.3 million for an annual period.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting during the three months ended September 30, 2015 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

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

On May 9, 2014, the Federal Reserve Banks of Chicago (the responsible Reserve Bank for a former bank partner) and Philadelphia (the responsible Reserve Bank for a current bank partner) notified us that the Staff of the Board of Governors of the Federal Reserve System intended to recommend that the Board of Governors of the Federal Reserve System, or the Board of Governors, seek an administrative order against us with respect to asserted violations of the Federal Trade Commission Act. The cited violations relate to our activities with both a former and current bank partner and our marketing and disclosure practices related to the process by which students may select the OneAccount option for financial aid refund. On September 24, 2015, the Staff of the Board of Governors of the Federal Reserve System provided a revised notification to us with respect to those asserted violations of the Federal Trade Commission Act. We are in discussions with the Staff of the Board of Governors and the Reserve Banks on this matter. The Staff of the Board of Governors has asserted that any administrative order may seek damages, including customer restitution and civil money penalties and changes to certain of our business practices.

In April 2015, the San Francisco Regional Office of the FDIC (the responsible Regional Office for a current bank partner) notified us it was prepared to recommend to the Director of the Division of Depositor and Consumer Protection that administrative enforcement action be taken against us for alleged violations of the Federal Trade Commission Act principally relating to our marketing and enrollment practices related to the OneAccount.  We have responded to the FDIC’s notification and we believe that these allegations are similar and related to the Federal Reserve Board allegations previously disclosed and discussed above. On September 24, 2015, the San Francisco Regional Office of the FDIC provided a revised notification to us relating to those alleged violations of the Federal Trade Commission Act principally.  Any such enforcement action could result in orders to pay restitution and civil money penalties and changes to certain of our business practices.

During the year ended December 31, 2014, we recorded a liability of $8.75 million related to these matters. The liability, which continued to be recorded at $8.75 million through June 30, 2015, reflected the minimum amount we expected to pay related to these matters. During the three months ended September 30, 2015, we recorded an additional charge of $21.9 million related to these matters, bringing the total liability to $30.6 million, as a result of an updated assessment of the minimum amount we expect to pay related to these matters. Each of these amounts is shown as an allowance for customer restitution on our condensed consolidated statement of operations in the period in which the charge was incurred and is related to our disbursements segment. The total liability of $30.6 million is recorded within accrued expenses on our condensed consolidated balance sheets. While we believe that it is probable that we will have a loss related to these regulatory matters, in view of the inherent difficulty of predicting the outcomes of regulatory matters, we cannot predict the eventual outcomes of these pending matters, the timing of the ultimate resolution of these matters or an exact amount of loss associated with these matters.  The liability recorded at September 30, 2015, reflects the minimum amount we expect to pay related to these matters, although there is a reasonable possibility that the liability will increase in future periods. The ultimate amount of restitution or civil money penalties is subject to many uncertainties and therefore impossible to predict, however we believe our exposure related to these matters is approximately $70.0 million in total. As disclosed in “Note 5 – Credit Facility” of our condensed consolidated financial statements, we amended our Credit Facility in February 2015. The amendment allows, among other things, for the payment of up to $75.0 million in connection with the resolution of the regulatory matters described above.

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

Divestiture activities may disrupt our ongoing business and may involve increased expenses, and we may not realize the financial and strategic goals contemplated at the time of a transaction, all of which could adversely affect our business and growth prospects.

We have entered into an agreement to sell substantially all of the assets of our data analytics business. In addition, in the future we may sell businesses, technologies, services, product lines and other assets.  Divestitures involve significant risks and uncertainties, including by not limited to:

•	disruption of our ongoing business;
•	reductions of our revenues or earnings per share;
•	unanticipated liabilities, legal risks and costs;
•	the potential loss of key personnel;
•	distraction of management from our ongoing business; and
•	impairment of relationships with employees and clients as a result of a divestiture.

Because divestitures are inherently risky, transactions we undertake may not be successful and may have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On October 23, 2015, Higher One, Inc. entered into a Master Reaffirmation and Amendment No. 5 to Loan Documents (the “Fifth Amendment”), of its five-year senior secured revolving credit facility, as amended, with Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer and other lenders party thereto. Refer to “Note 5 – Credit Facility” of our condensed consolidated financial statements for a summary of the October amendment.

Item 6.	Exhibits

Exhibit Number		Description
31.1	*	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
31.2	*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.1	*(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	*(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	*(2)	XBRL Instance Document
101.SCH	*(2)	XBRL Taxonomy Extension Schema
101.CAL	*(2)	XBRL Taxonomy Calculation Linkbase
101.DEF	*(2)	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*(2)	XBRL Taxonomy Extension Label Linkbase
101.PRE	*(2)	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
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

Date: October 26, 2015

Higher One Holdings, Inc.

/s/ Christopher Wolf
Christopher Wolf
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)