Form 10-K
period 2015-12-31
Higher One Holdings, Inc.
filed 2016-03-15
CIK 1486800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common equity held by non-affiliates based upon the last sale price of the common equity reported on the New York Stock Exchange on June 30, 2015, was approximately $131.1 million.

There were 48,280,322 shares of the registrant’s common stock outstanding as of March 7, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2015. Portions of the proxy statement are incorporated herein by reference to the following parts of this Annual Report on Form 10-K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance

Part III, Item 11, Executive Compensation

Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence

Part III, Item 14, Principal Accountant Fees and Services

HIGHER ONE HOLDINGS, INC.

2015 FORM 10-K ANNUAL REPORT

PART IV		70

Item 15.	Exhibits and Financial Statement Schedules	70

Consolidated Financial Statements		F-1

Exhibit Index

EX-10.47
EX-10.48	EX-10.49
EX-10.51	EX-10.52
EX-21.1	EX-23.1
EX-31.1	EX-31.2
EX-32.1	EX-32.2
EX-101.INS	EX-101.SCH
EX-101.CAL	EX-101.DEF
EX-101.LAB	EX-101.PRE

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

Overview

We are a leading provider of technology-based payment processing and refund disbursement services to higher education institutions and their students. We also provide campus communities with convenient and student-oriented banking services, which include extensive user-friendly features, through our bank partners.

Our payment transaction services are offered through our CASHNet® Payment Solutions suite of payment products, which are primarily software-as-a-service solutions. These services facilitate electronic payment transactions, allowing higher education institutions to easily and cost effectively receive electronic payments from students, parents and others for essential education-related financial transactions. Features of our payment services include online bill presentment and online payment capabilities for tuition and other fees.

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

Students at institutions that use the Refund Management® disbursement service may choose to have their refunds delivered via ACH transfer to any bank account, via paper check or via direct deposit to a OneAccount. The OneAccount is an optional Federal Deposit Insurance Corporation (FDIC)-insured deposit account serviced by Higher One and provided by our bank partners.  Students who choose to open a OneAccount may use their Higher One Debit MasterCard® to make purchases and withdraw money from ATMs. The OneAccount is cost competitive and tailored to students, providing them with convenient and fast access to disbursement funds as well as a full range of transaction services.

On May 7, 2013, we purchased substantially all of the assets of the Campus Solutions division of Sallie Mae, Inc., or Sallie Mae, which provides refund disbursement and payment solutions, including tuition payment plans, to higher education institutions.

Higher One, Inc. (“HOI”) was founded in 2000. HOI is our principal operating subsidiary and directly or indirectly runs all of our business lines. In July 2008, HOI formed Higher One Holdings, Inc., a Delaware corporation, or HOH, which is now the holding company for all of our operations. In November 2009, we acquired Informed Decisions Corporation, or IDC, (doing business as CASHNet), which we renamed Higher One Payments, Inc. and subsequently merged into HOI. HOI owns Higher One Machines, Inc., a Delaware corporation, or HOMI, which performs certain operational functions. HOI also owns Higher One Real Estate, Inc., a Delaware corporation, or Real Estate Inc., and its subsidiary, Higher One Real Estate SP, LLC, a Delaware limited liability company, or Real Estate LLC, both of which were formed to hold certain of our real estate. In 2012, we formed Higher One Financial Technology Private Limited, an Indian entity of which HOI and HOMI collectively own 99%, to perform certain operational support functions.

Disposition of Data Analytics Business (Campus Labs)

On October 14, 2015, HOI entered into an Asset Purchase Agreement with CL NewCo, Inc. (“NewCo”), an affiliate of Leeds Equity Partners, for the sale of substantially all of the assets of HOI’s data analytics business, commonly referred to as Campus Labs (“Campus Labs”). Campus Labs offered data analytics solutions for assessment in higher education, which combined data collection, reporting, organization and campus-wide integration.

Pursuant to the terms of the Asset Purchase Agreement, NewCo agreed to acquire Campus Labs for a total cash purchase price of approximately $91.0 million, which amount was subject to a working capital adjustment. On November 25, 2015, HOI and NewCo completed the transaction and at the time of closing, (1) HOI received total cash consideration of approximately $55.2 million, (2) NewCo paid $30 million on HOI’s behalf to reduce the amount outstanding under HOI’s credit facility, and (3) NewCo placed $1.9 million into an escrow account for potential indemnification claims and a future working capital adjustment. The total amount paid by NewCo at closing reflects an initial working capital adjustment of approximately $4 million. We have classified the data analytics business as a discontinued operation within our financial statements.

Planned Disposition of Disbursement Business

On December 15, 2015, the Company and HOI entered into an Asset Purchase Agreement with Customers Bank (“Bank”) and Customers Bancorp, Inc. (“Bancorp”, and together with Bank, “Customers”) (the "Disbursements Asset Purchase Agreement"), under which Customers agreed to purchase substantially all of the assets and assume certain of the liabilities of HOI’s Refund Management® disbursement service including the OneAccount (the "Disbursements Business") (collectively, the "Asset Sale"). Customers is a current bank partner of HOI.

Under the terms of the Disbursements Asset Purchase Agreement, Customers agreed to an aggregate purchase price of $37.0 million, payable as follows (x) $17.0 million on the closing date and (y) $10.0 million on each of the first two anniversaries of such date. The Disbursements Asset Purchase Agreement also includes possible incentive payments during each of the three (3) years beginning in 2017; in the event the annual gross revenue generated by the disbursement business exceeds $75.0 million, HOI will receive thirty-five percent of any such excess. We will retain all of our assets used in any of our businesses not related to the Asset Sale (the “Other Businesses”). We will also retain all of our other debts and liabilities, including expenses related to the Other Businesses and corporate functions, our remaining senior executives and professional advisors.

The Disbursements Asset Purchase Agreement includes customary representations, warranties, indemnities and covenants of the parties. The covenants include, among other things, a requirement that HOI will conduct its disbursement service and OneAccount business in the ordinary course before the closing, and a requirement that Company will prepare and file a proxy statement with the Securities and Exchange Commission and seek stockholder approval of the transactions contemplated by the Disbursements Asset Purchase Agreement. The proxy statement was filed on March 8, 2016 in connection with a special meeting of the stockholders to be held on April 4, 2016. HOI is also obligated to provide certain consulting services to Customers with respect to the disbursement service and OneAccount business for a period of two years following the closing. In addition, HOI has agreed not to compete with Customers in the full-service refund disbursement business, or to solicit HOI employees offered employment by Customers, for a period of four years following the closing.

Under the terms of the Disbursements Asset Purchase Agreement, HOI is prohibited from soliciting or encouraging proposals with respect to alternative business combinations that relate only to the disbursement service and OneAccount business, but it may engage in discussions or negotiations relating to unsolicited proposals that may result in a superior proposal for such business. If the Disbursements Asset Purchase Agreement is terminated in connection with HOI entering into an alternative agreement, HOI would be required to pay a termination fee of $1.5 million.

The Disbursements Asset Purchase Agreement is subject to stockholder and creditor approval, the receipt of certain required third party consents, and other customary closing conditions. The parties intend to close the transaction during the second quarter of 2016, but the Disbursements Asset Purchase Agreement may be terminated under certain specified circumstances, including if the transactions contemplated by the Disbursements Asset Purchase Agreement are not consummated by July 1, 2016.

In addition, concurrently with the closing, the parties will enter into a Transition Services Agreement pursuant to which HOI will provide certain transition services to Customers for a period of up to 12 months after the closing. As consideration for these services, Customers will pay HOI an additional $5 million in cash, payable in equal monthly installments.

Our Strategy

We believe that there is opportunity for future growth. Our goal is to strengthen our position as a leading provider of technology services to the higher education industry. Key elements of our strategy include:

●	Expanding the number of contracted higher education institutions;
●	Cross-selling our products to existing clients to increase the number of products used by each institution;
●	Maintaining the number of OneAccounts and usage, including increasing primary checking account usage rates;
●	Increasing the usage of tuition payment plans and other CASHNet payment processing modules;
●	Enhancing our products and services to create new sources of revenue; and
●	Pursuing strategic partnerships and opportunistic acquisitions.

Products and Services

We provide products and services to two distinct, but related markets: higher education institutions and students.

Products and Services for Higher Education Institutions

We provide our higher education institution clients with an integrated suite of products and services. These include our CASHNet® Payment solutions suite, our Refund Management disbursement solutions, and the product suites that were previously offered under the Campus Solutions brand.

CASHNet® Payment Solutions Suite

Our CASHNet® Payment Solutions suite includes the following software-as-a-service products and services, which our higher education institution clients may purchase separately or together as a bundle.

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

Cashiering. Our Cashiering product enables higher education institutions to operate and manage their cashiering functions, back office payments and campus-wide departmental deposits. In particular, Cashiering allows institutions to process walk-in and mail payments at any cashier’s office on campus, departments to allocate deposits to specific general ledger accounts in a paperless environment, and multiple locations to receive any information that is downloaded into the Payment Processing database

Refund Management® Disbursement Solutions

Our Refund Management disbursement service is a turnkey solution that provides higher education institution clients with a comprehensive technology service for streamlining the student refund disbursement process. Following the payment of their tuition and other school-related expenses, many students receive residual financial aid disbursements to cover other expenses, such as living expenses and books. Students also receive other disbursements, such as a refund following withdrawal from a course or miscellaneous fee reimbursements. Higher education institutions have typically processed these refund disbursements by preparing and distributing paper checks, which is both time consuming and costly for institutions and slow and inconvenient for students. With the Refund Management disbursement service, the institution sends the full amount of each student’s disbursement to us and we then forward the funds to the student in accordance with the student’s instructions. For students with OneAccounts, disbursements are generally made by electronic transfers to their OneAccounts. By partnering with us to provide refund disbursements and related processes, including the student/customer service function, our clients reduce their time and cost spent on handling disbursements, improve the related business processes and increase convenience for students. In addition to saving time and costs for our clients, the Refund Management disbursement service is designed to ensure that the refund disbursement process is compliant with all applicable federal regulations, thereby providing our clients with compliance monitoring services, which eases their administrative and regulatory burden. The Refund Management disbursement service also has a number of features that benefit students receiving refunds, including convenient and fast processing of refunds and notifications via email or text message of incoming refund disbursements. As of December 31, 2015, more than 800 campuses serving approximately 4.9 million students were contracted to use the Refund Management disbursement service.

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

Campus Solutions Suite

In 2013, as a result of our acquisition of the Campus Solutions division from Sallie Mae, we began providing the following products and services, which we continue to integrate into our existing products and services, to higher education institutions:

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

The OneAccount includes features designed to provide students with user-friendly tools to manage their finances, such as balance updates, mobile low balance alerts, a cash-back rewards program, a mobile banking app, a mobile deposit feature and a scan deposit feature. The OneAccount also features “Campus Auto-Load,” which allows students to set up automatic funds transfers to campus declining balance accounts, and the “Request Money”, which allow students to request money from parents and “Send Money,” which provides parents with a mechanism to make person-to-person payments into students’ OneAccounts.

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

As of December 31, 2015, there were approximately 2.0 million OneAccounts, inclusive of OneAccount Premier and OneAccount Edge.

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

An important part of our sales effort is educating our potential clients about the benefits of our products and services for both the higher education institution and its students. Our sales team emphasizes the operating efficiencies and compliance monitoring available to institutions and the potential benefits to students, such as receiving financial aid disbursements and paying bills more quickly and conveniently.

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

Higher Education Institutions

We provide higher education institution clients with a variety of service touch points, which may include a dedicated project manager and relationship manager and OneSupport (our client support for managers and administrative staff at our higher education institutions). Our dedicated relationship managers are responsible for ensuring that we maintain a relationship with each of our higher education institution clients and for assisting, supporting and providing updates on the quality and use of our services. OneSupport is designed to address a range of client issues from client-specific technical questions to client service matters that require management’s attention.

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

We systematically evaluate our performance through analysis of our internal service levels established for customer service inquiries and response and issue resolution times. We also record and analyze refund delivery cycles and seasonal variances to help identify and adapt to particularly high volume periods by, among other things, increasing ATM cash holdings for peak refund periods and increasing outsourced customer service staff during seasonally busy periods, which is typically the beginning of each semester.

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

Our Bank Partners collectively perform various banking functions, including providing and maintaining demand deposit or negotiable order of withdrawal accounts, processing wire transfers, supplying cash for our ATMs, issuing cards and performing various corresponding bank services. We provide processing and other administrative services, including customer services, and maintain responsibility for the technology-related aspects of the OneAccounts. Our Bank Partners’ primary compensation is to retain the investment returns earned on OneAccount deposits. We may earn from each institution a monthly processing fee based on the number of OneAccounts. We are required to keep certain minimum deposit balances. Each of the respective agreements with our Bank Partners has an initial term of five years, after which each agreement automatically renews for additional three-year terms unless either party cancels subject to customary notice periods.

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

Global Payments Inc. and BMO Harris Bank, N.A.

Global Payments Inc. and BMO Harris Bank, N.A., or Global Payments and BMO Harris, provide transaction processing and banking services for payment processing related to the SmartPay feature of our ePayment service. The primary function of Global Payments is to route credit card authorization requests and to settle credit card transactions. BMO Harris provides acquiring sponsorship in the card payment networks related to our SmartPay service.

Ubiquity Global Services, Inc.

On April 30, 2015, HOI entered into an agreement with Ubiquity Global Services, Inc. to operate its customer care center, providing live-agent, chat and IVR services for the disbursements business, including the OneAccount product. HOI began the transition to this third-party service provider in July 2015 and substantially completed the transition by the end of 2015.

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

HigherOneAccount.com

Our software engineering team has developed and maintains this web application, which allows students and parents to manage their OneAccount. It offers robust, self-service online banking for our OneAccount accountholders with features that include viewing statements, paying bills, making electronic deposits, making electronic transfers and filing service requests. It also integrates institution-specific features, including management of payroll, financial aid refunds and automatic replenishment of campus accounts through Campus Auto-Load. This website also provides opportunities for co-branding with our higher education institution clients.

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

Technology Audits

Our development team, consisting of both in-house and third party contractor team members, develops and tests our proprietary software applications, including our regular software releases. Since 2006, we have conducted technology audits that are designed to identify weaknesses in our information technology infrastructure and to provide recommendations for how to improve it. We incorporate the audit findings into our strategic planning process. Additionally, our CASHNet® Payment Solutions suite was most recently certified as PCI-compliant in December 2015. Most of our critical systems have internal redundancy functions and often include secondary sites. On an annual basis, a review of the Refund Management disbursement service and Payment Processing systems is performed.  Type II AT 801 Reporting on Controls at a Service Organization Control (SOC 1) reports are issued, in accordance with AICPA Statement on Standards of Attestation Engagements (SSAE) No. 16.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other agreements and technical measures to protect our technology and intellectual property rights, including our proprietary software.

We have four registered patents and several patent applications in the United States relating to our products and services. In addition, we use a variety of unregistered trademarks and have several registered trademarks in the United States, including Higher One®, Refund Management® and CASHNet®. Our domain names include “HigherOne.com,” “HigherOneSupport.com,” “HigherOneAccount.com,” “CASHNet.com,” “Tuitionpay.higherone.com” and our proprietary software includes both internal and customer facing applications. See “Part I, Item 1. Business—Technology” of this annual report on Form 10-K for more information. We also license certain intellectual property from third parties.

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

Competition

The market for refund and payment services in the higher education industry is competitive but we do not believe there is a competitor that provides a suite of products and services to the higher education industry that is as comprehensive, integrated and tailored as ours. Other companies, including Nelnet, Inc. and Heartland Payment Systems, Inc., provide refund or payment software, products and services that are competitive to those that we offer. For student banking and debit card services, we compete with national and regional banks and credit unions.

Many of our competitors have substantially greater financial and other resources than we have, may in the future offer a wider range of products and services and may use advertising and marketing strategies that achieve broader brand recognition. At present, however, our products and services remain competitive in their respective markets. In particular, we believe that the functionality and service provided by our Refund Management disbursement service and CASHNet® Payment Solutions provide us with a competitive advantage, while the pricing of, and services provided for, our retail banking products are competitive with those of other providers. We continue to enhance our offerings and augment our services through increased customization and creating more personalized options for school administrators.

Government Regulation

As a payments processor to higher education institutions we take payment instructions from institutions and their constituents, including students and employees, and gives them to our Bank Partners. Accordingly, we are directly or indirectly subject to a variety of federal and state laws and regulations. The following discussion does not purport to be a complete description of all of the laws and regulations that may affect us or all aspects of those laws and regulations. To the extent statutory or regulatory provisions are described in this discussion, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions.

Our contracts with most of our higher education institution clients and our Bank Partners require us to comply with applicable laws and regulations, including the following: regulations promulgated by the United States Department of Education, or ED, regarding the handling of student financial aid funds received by institutions on behalf of their students under Title IV of the Higher Education Act of 1965, or Title IV; the Family Educational Rights and Privacy Act of 1975, or FERPA; the Electronic Fund Transfer Act and Regulation E promulgated thereunder, or Regulation E; the USA PATRIOT Act and related anti-money laundering requirements; and certain federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of the Gramm-Leach-Bliley Act of 1999, or GLBA.

Higher Education Regulations

Because of the services we provide to some institutions with regard to the handling of Title IV funds, we are considered a “third-party servicer” under the Title IV regulations. Those regulations require a third-party servicer annually to submit a compliance audit conducted by outside independent auditors that covers the servicer’s Title IV activities. Each year we submit a “Compliance Attestation Examination of the Title IV Student Financial Assistance Programs” audit to ED, which includes a report by an independent audit firm. This yearly compliance audit submission to ED provides comfort to our higher education institution clients that we are in compliance with the third-party servicer regulations that may apply to us. We also provide this compliance audit report to clients upon request to help them fulfill their compliance audit obligations as Title IV participating institutions.

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

In 2012, ED published in the Federal Register a notice of intent to establish a negotiated rulemaking committee to draft proposed regulations designed to prevent fraud through the use of electronic fund transfers to students’ bank accounts, ensure proper use of federal financial aid funds, address the use of debit cards and other banking products for disbursing federal financial aid funds, and improve and streamline campus’ financial aid programs. In 2013, ED announced additional topics for consideration, and in early 2014, formed a negotiated rulemaking committee. The negotiated rulemaking committee concluded its efforts in May 2014 and a consensus was not reached on any proposed regulations. On May 18, 2015, ED published its Notice of Proposed Rulemaking, or NPRM on program integrity and improvement issues. Final rules relating to Title IV Cash Management were published in the Federal Register on October 30, 2015. The Final Rules included, among others, provisions related to (i) restrictions on the ability of higher education institutions and third party servicers like the Company to market financial products to students including sending unsolicited debit cards to students, (ii) prohibitions on the assessment of certain types of account fees on student accountholders and (iii) requirements related to ATM access for student accountholders that would become effective as of July 1, 2016. Although the complete impact of the Final Rules are unknown, there could be a significant negative impact on the disbursement business, including related to OneAccounts.

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

Banking Regulations

Our Bank Partners are depository institutions that perform banking-related functions, including providing and maintaining checking accounts for OneAccounts. Funds held in accounts at our Bank Partners are insured by the FDIC up to applicable limits. As FDIC-insured depository institutions, our Bank Partners are subject to comprehensive government regulation and supervision and, in the course of making their services available to our customers, we are required to assist our Bank Partners in complying with certain of their regulatory obligations. Among other laws and regulations, the anti-money laundering provisions of the USA PATRIOT Act require that customer identifying information be obtained and verified whenever a bank account is established. For example, because we facilitate the opening of checking accounts at our Bank Partners on behalf of our customers, we assist our Bank Partners in collecting the customer identification information that is necessary to open an account. In addition, both we and our Bank Partners are subject to the laws and regulations enforced by the Office of Foreign Assets Control, or OFAC, which prohibit U.S. persons from engaging in transactions with certain prohibited persons. As a service provider to insured depository institutions, we are required under federal law to submit to examination by our Bank Partners’ primary federal regulators, which are the FDIC in the case of WEX, the Office of the Comptroller of the Currency, or the OCC, in the case of Axiom and the Federal Reserve in the case of Customers Bank.. We also are subject to audit by our Bank Partners to ensure that we appropriately comply with our obligations to them. Failure to comply with our responsibilities could negatively affect our operations. Our Bank Partners are required under our respective agreements to comply with state and federal banking regulations. Additionally, we are required to comply with applicable state and federal banking regulations.

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

The Dodd-Frank Act also required changes to the manner in which merchants accept and process certain debit- and credit-card transactions. Specifically, the Dodd-Frank Act, subject to certain exemptions, requires the Federal Reserve to impose limits on debit card interchange fees tied principally to the cost of processing the transaction, which may have the result of decreasing revenue to debit card issuers and processors. In 2011, the Federal Reserve’s final rule implementing these limits on debit card interchange fees became effective. Issuers such as our Bank Partners that, together with their affiliates, have less than $10 billion in assets are exempt from the debit card interchange fee standards, although they are subject to the prohibitions on network exclusivity and routing restrictions. Nevertheless, it is anticipated that smaller issuers, such as our Bank Partners, may also be impacted. Some federal, state, and local government-administered payment programs that use debit cards are exempt from this interchange fee restriction.

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

Compliance

We monitor our compliance through (i) an internal audit program, led by our vice president of internal audit, (ii) our compliance management system, led by our chief compliance officer and (iii) a risk management program, led by our chief risk officer. Our internal audit team works with a third-party internal audit firm to conduct annual reviews to assess compliance with the regulatory requirements described above. The costs of these audits and the costs of complying with the applicable regulatory requirements are significant. Increased regulatory requirements on our products and services, such as in connection with the matters described above, could materially increase our costs or reduce revenue.

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

Our operations and the operations of our Bank Partners are subject to the jurisdiction and examination of federal, state and local regulatory authorities, including the FDIC with respect to WEX, the OCC with respect to Axiom and the Federal Reserve with respect to Customers Bank.

In February 2011, the New York Regional Office of the FDIC notified us that it was prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. We responded to the FDIC’s notification and voluntarily initiated a plan in December 2011, which provided credits to certain current and former customers that were previously assessed certain insufficient fund fees. As a result of this plan, we recorded a reduction in our revenue of approximately $4.7 million in 2011. On August 8, 2012, we received a Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty, or the 2012 Consent Order, dated August 7, 2012, issued by the FDIC to settle such alleged violations.  Pursuant to the terms of the 2012 Consent Order, we neither admitted nor denied any charges when agreeing to its terms. Under the terms of the 2012 Consent Order, we were required to, among other things, review and revise our compliance management system and, to date, we have substantially revised our compliance management system. Additionally, the 2012 Consent Order provided for restrictions on the charging of certain fees. The 2012 Consent Order further provided that we shall make restitution to less than 2% of our customers since 2008 for fees previously assessed, which restitution has been completed through the voluntary customer credit plan described above, and we paid a civil money penalty of $0.1 million.

In 2013, the Federal Reserve Bank of Chicago notified us and a former bank partner of potential violations of the Federal Trade Commission Act relating to marketing and disclosure practices concerning OneAccounts during the period it was offered by such former bank partner. On May 9, 2014, the Federal Reserve Banks of Chicago (the responsible Reserve Bank for a former bank partner) and Philadelphia (the responsible Reserve Bank for a current bank partner) notified us that the Staff of the Board of Governors of the Federal Reserve System intended to recommend that the Board of Governors of the Federal Reserve System, or the Board of Governors, seek an administrative order against us with respect to asserted violations of the Federal Trade Commission Act. The cited violations relate to our activities with both a former and current bank partner and our marketing and disclosure practices related to the process by which students may select the OneAccount option for financial aid refund.

In April 2015, the San Francisco Regional Office of the FDIC (the responsible Regional Office for a current bank partner) notified us it was prepared to recommend to the Director of the Division of Depositor and Consumer Protection that administrative enforcement action be taken against us for alleged violations of the Federal Trade Commission Act principally relating to our marketing and enrollment practices concerning OneAccounts.  We have responded to the FDIC’s notification and we believe that these allegations are similar and related to the Federal Reserve Board allegations previously disclosed and discussed above. On September 24, 2015, the San Francisco Regional Office of the FDIC provided a revised notification to us regarding those alleged violations of the Federal Trade Commission Act.

On December 23, 2015, the Board of Governors issued to HOI an Order to Cease and Desist and Order of Assessment of Civil Money Penalty Issued Upon Consent Pursuant to the Federal Deposit Insurance Act, as Amended (“Fed Order”), related to the Board of Governors matter discussed above. Pursuant to the terms of the Fed Order, HOI is required to, among other things: (1) continue to take all action necessary to correct all violations previously cited by the Board of Governors and prevent the recurrence of similar violations; (2) submit to the Philadelphia Reserve Bank an acceptable written plan to enhance the consumer compliance risk management program to ensure that the marketing, processing, and servicing of student financial aid-related deposit or loan products or services by Higher One comply with all consumer protection laws and regulations; (3) deposit $24.0 million into a qualified settlement fund for purposes of providing restitution of certain OneAccount fees to consumers, as provided by the Fed Order, and submit to the Philadelphia Reserve Bank an acceptable written plan to provide for the restitution; and (4) pay a civil money penalty of $2.2 million.

Also on December 23, 2015, the FDIC issued to HOI a Consent Order, Order for Restitution and Order to Pay Civil Money Penalty (“FDIC Order”) related to the FDIC matter discussed above. Pursuant to the terms of the FDIC Order, HOI is required to, among other things: (1) continue to correct and eliminate all violations of law previously cited by the FDIC and prevent the recurrence of similar violations; (2) review its Compliance Management System as it relates to its student financial aid-related deposit or loan products and revise, develop and/or implement changes as necessary to ensure such products and services comply with all applicable consumer protection laws; (3) deposit $31.0 million into a segregated deposit account for the purpose of providing restitution of certain OneAccount fees to consumers, as provided by the FDIC Order; and submit to the Regional Director of the FDIC for non-objection a plan to provide restitution; and (4) pay a civil money penalty of $2.2 million.  Concurrent to HOI entering this FDIC Order, the FDIC lifted the August 7, 2012 Consent Order discussed above.

As a result of the FDIC Order and Fed Order, we recorded an allowance for customer restitution of approximately $46.3 million during the year ended December 31, 2015, representing the difference between the total amount of restitution of $55.0 million and the amount accrued as of December 31, 2014 of $8.75 million. In addition, we recorded expenses of approximately $6.0 million during the year ended December 31, 2015, representing the civil money penalty and our estimate of costs to administer the distribution of restitution funds. The total amount of restitution was deposited in a qualified settlement trust and the total civil money penalties was paid during the year ended December 31, 2015.

We remain subject to the jurisdiction and examination of the Board of Governors and the FDIC and further action could be taken to the extent we do not comply with the terms of the consent orders or if the Board of Governors or FDIC were to identify additional violations of applicable laws and regulations. Any further action could have a material adverse affect on the Company.

Employees

As of December 31, 2015, we had approximately 500 employees. None of our employees is a member of any labor union or subject to any collective bargaining agreement and we have never experienced any business interruption as a result of a labor dispute.

Executive Officers of the Registrant

The following table sets forth information about individuals who currently serve as our executive officers.

Name	Age	Title
Marc Sheinbaum	58	Chief Executive Officer, President and Director
Christopher Wolf	54	Chief Financial Officer
Casey McGuane	41	Chief Operating Officer
Robert Reach	59	Chief Sales Officer
Thomas Kavanaugh	38	VP, General Counsel and Secretary

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

Christopher Wolf has served as our Chief Financial Officer since March 2013. From 2007 to 2011, Mr. Wolf served as executive vice president and chief financial officer of publicly-traded Acxiom Corporation, where he had responsibility for leadership of the corporate finance organization of that multinational marketing services and information management company. From 2011 to 2012, he served as executive vice president and chief financial officer of First Advantage Background Services, a privately held talent acquisition enterprise. Over the last two decades, he has held executive and senior advisory positions with Catalina Marketing Corporation and Boulder Brands Inc., among other companies. Mr. Wolf holds a BS in Accounting from Florida State University and a Master of Accounting degree from the University of North Carolina.

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

Thomas Kavanaugh has been our Vice President, General Counsel and Secretary at Higher One since 2009. Prior to joining Higher One, Mr. Kavanaugh was a corporate associate at the law firm of Reed Smith LLP, Mr. Kavanaugh received a BS from Cornell University and a JD from the University of Pittsburgh School of Law.

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

We also make available free of charge through our website (http://ir.higherone.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Exchange Act in each case as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not incorporated into this report or any of our SEC filings and is not a part of them.

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

Our operations and the operations of our Bank Partners are subject to the jurisdiction and examination of federal, state and local regulatory authorities, including the FDIC, which is WEX Bank’s primary federal regulator, the OCC, which is Axiom’s primary federal regulator, and the Federal Reserve Bank, which is Customers Bank primary federal regulator. Our business practices, including the terms of our products, are reviewed and approved by our Bank Partners and subject to both periodic and special reviews by such regulatory authorities, which can range from investigations into specific consumer complaints or concerns to broader inquiries into our practices generally. If, as part of any ongoing or future examination or review, the regulatory authorities conclude that we are not complying with applicable laws or regulations, they could request or impose a wide range of remedies, including, but not limited to, requiring changes to the terms of our products (such as decreases in fees or changes to the manner in which OneAccounts are marketed to students), the imposition of fines or penalties or the institution of enforcement proceedings or other similar actions against us alleging that our current or past practices constitute unfair or deceptive acts or practices. As part of an enforcement action, the regulators can seek restitution for affected customers and impose civil money penalties. In addition, negative publicity relating to any specific inquiry or investigation or any related fine could adversely affect our stock price, our relationships with various industry participants, including our Bank Partners, or our ability to attract new clients and retain existing clients, any of which could have a material adverse effect on our business, financial condition and results of operations.

In February 2011, the New York Regional Office of the FDIC notified us that it was prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. We responded to the FDIC’s notification and voluntarily initiated a plan in December 2011, which provided credits to certain current and former customers that were previously assessed certain insufficient fund fees. As a result of this plan, we recorded a reduction in our revenue of approximately $4.7 million in 2011. On August 8, 2012, we received a Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty, or the 2012 Consent Order, dated August 7, 2012, issued by the FDIC to settle such alleged violations.  Pursuant to the terms of the 2012 Consent Order, we neither admitted nor denied any charges when agreeing to its terms. Under the terms of the 2012 Consent Order, we were required to, among other things, review and revise our compliance management system and, to date, we have substantially revised our compliance management system. Additionally, the 2012 Consent Order provided for restrictions on the charging of certain fees. The 2012 Consent Order further provided that we shall make restitution to less than 2% of our customers since 2008 for fees previously assessed, which restitution has been completed through the voluntary customer credit plan described above, and we paid a civil money penalty of $0.1 million.

In 2013, the Federal Reserve Bank of Chicago notified us and a former bank partner of potential violations of the Federal Trade Commission Act relating to marketing and disclosure practices concerning OneAccounts during the period it was offered by such former bank partner. On May 9, 2014, the Federal Reserve Banks of Chicago (the responsible Reserve Bank for a former bank partner) and Philadelphia (the responsible Reserve Bank for a current bank partner) notified us that the Staff of the Board of Governors of the Federal Reserve System intended to recommend that the Board of Governors of the Federal Reserve System, or the Board of Governors, seek an administrative order against us with respect to asserted violations of the Federal Trade Commission Act. The cited violations relate to our activities with both a former and current bank partner and our marketing and disclosure practices related to the process by which students may select the OneAccount option for financial aid refund.

In April 2015, the San Francisco Regional Office of the FDIC (the responsible Regional Office for a current bank partner) notified us it was prepared to recommend to the Director of the Division of Depositor and Consumer Protection that administrative enforcement action be taken against us for alleged violations of the Federal Trade Commission Act principally relating to our marketing and enrollment practices concerning OneAccounts.  We have responded to the FDIC’s notification and we believe that these allegations are similar and related to the Federal Reserve Board allegations previously disclosed and discussed above. On September 24, 2015, the San Francisco Regional Office of the FDIC provided a revised notification to us regarding those alleged violations of the Federal Trade Commission Act.

On December 23, 2015, the Board of Governors issued to HOI an Order to Cease and Desist and Order of Assessment of Civil Money Penalty Issued Upon Consent Pursuant to the Federal Deposit Insurance Act, as Amended (“Fed Order”), related to the Board of Governors matter discussed above. Pursuant to the terms of the Fed Order, HOI is required to, among other things: (1) continue to take all action necessary to correct all violations previously cited by the Board of Governors and prevent the recurrence of similar violations; (2) submit to the Philadelphia Reserve Bank an acceptable written plan to enhance the consumer compliance risk management program to ensure that the marketing, processing, and servicing of student financial aid-related deposit or loan products or services by Higher One comply with all consumer protection laws and regulations; (3) deposit $24.0 million into a qualified settlement fund for purposes of providing restitution of certain OneAccount fees to consumers, as provided by the Fed Order, and submit to the Philadelphia Reserve Bank an acceptable written plan to provide for the restitution; and (4) pay a civil money penalty of $2.2 million.

Also on December 23, 2015, the FDIC issued to HOI a Consent Order, Order for Restitution and Order to Pay Civil Money Penalty (“FDIC Order”) related to the FDIC matter discussed above.. Pursuant to the terms of the FDIC Order, HOI is required to, among other things: (1) continue to correct and eliminate all violations of law previously cited by the FDIC and prevent the recurrence of similar violations; (2) review its Compliance Management System as it relates to its student financial aid-related deposit or loan products and revise, develop and/or implement changes as necessary to ensure such products and services comply with all applicable consumer protection laws; (3) deposit $31.0 million into a segregated deposit account for the purpose of providing restitution of certain OneAccount fees to consumers, as provided by the FDIC Order; and submit to the Regional Director of the FDIC for non-objection a plan to provide restitution; and (4) pay a civil money penalty of $2.2 million.  Concurrent to HOI entering this FDIC Order, the FDIC lifted the August 7, 2012 Consent Order discussed above.

As a result of the FDIC Order and Fed Order, we recorded an allowance for customer restitution of approximately $46.3 million during the year ended December 31, 2015, representing the difference between the total amount of restitution of $55.0 million and the amount accrued as of December 31, 2014 of $8.75 million. In addition, we recorded expenses of approximately $6.0 million during the year ended December 31, 2015, representing the civil money penalty and our estimate of costs to administer the distribution of restitution funds. The total amount of restitution was deposited in a qualified settlement trust and the total civil money penalties was paid during the year ended December 31, 2015.

We remain subject to the jurisdiction and examination of the Board of Governors and the FDIC and further action could be taken to the extent we do not comply with the terms of the consent orders or if the Board of Governors or FDIC were to identify additional violations of applicable laws and regulations. Any further action could have a material adverse affect on the Company.

Please also refer to the “Regulatory Matters” section within, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview” of this annual report on Form 10-K for information related to the consent orders we received from the Board of Governors and the FDIC.

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

As a payments processor to higher education institutions we take payment instructions from institutions and their constituents, including students and employees, and gives them to our Bank Partners. Accordingly, we are directly or indirectly subject to a variety of federal and state laws and regulations. Our contracts with most of our higher education institution clients and our Bank Partners require us to comply with applicable laws and regulations, including:

●	Title IV of the Higher Education Act of 1965, or Title IV;
●	the Family Educational Rights and Privacy Act of 1975, or FERPA;
●	the Electronic Fund Transfer Act and Regulation E;
●	the USA PATRIOT Act and related anti-money laundering requirements; and
●	certain federal rules regarding safeguarding personal information, including rules implementing the privacy provisions of Gramm-Leach-Bliley Act of 1999, or GLBA.

Higher Education Regulations

Third-Party Servicer. Because of the services we provide to some institutions with regard to the handling of Title IV funds, we are considered a “third-party servicer” under the Title IV regulations. Those regulations require a third-party servicer annually to submit a compliance audit conducted by outside independent auditors that cover the servicer’s Title IV activities. Each year we submit a “Compliance Attestation Examination of the Title IV Student Financial Assistance Programs” audit to ED, which includes a report by an independent audit firm. This yearly compliance audit submission to ED provides comfort to our higher education institution clients that we are in compliance with the third-party servicer regulations that may apply to us. We also provide this compliance audit report to clients upon request to help them fulfill their compliance audit obligations as Title IV participating institutions.

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

In 2012, ED published in the Federal Register a notice of intent to establish a negotiated rulemaking committee to draft proposed regulations designed to prevent fraud through the use of electronic fund transfers to students’ bank accounts, ensure proper use of federal financial aid funds, address the use of debit cards and other banking products for disbursing federal financial aid funds, and improve and streamline campus’ financial aid programs. In 2013, ED announced additional topics for consideration, and in early 2014, formed a negotiated rulemaking committee. The negotiated rulemaking committee concluded its efforts in May 2014 and a consensus was not reached on any proposed regulations. On May 18, 2015, ED published its Notice of Proposed Rulemaking, or NPRM on program integrity and improvement issues. Final rules relating to Title IV Cash Management were published in the Federal Register on October 30, 2015. The Final Rules included, among others, provisions related to (i) restrictions on the ability of higher education institutions and third party servicers like the Company to market financial products to students including sending unsolicited debit cards to students, (ii) prohibitions on the assessment of certain types of account fees on student accountholders and (iii) requirements related to ATM access for student accountholders that would become effective as of July 1, 2016. Although the complete impact of the Final Rules are unknown, there could be a significant negative impact on the disbursement business, including related to OneAccounts.

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

Additionally, as we are indirectly subject to FERPA, we may not permit the transfer of any personally identifiable information to another party other than in a manner in which a higher education institution may disclose it. In the event that we re-disclose student information in violation of this requirement, FERPA requires our clients to suspend our access to any such information for a period of five years. Any such suspension could have a material adverse effect on our business, financial condition and results of operations

State Laws. We may also be subject to similar state laws and regulations, including those that restrict higher education institutions from disclosing certain personally identifiable information of students. State attorneys general and other enforcement agencies may monitor our compliance with state and federal laws and regulations that affect our business, including those pertaining to higher education and banking, and conduct investigations of our business that are time consuming and expensive and could result in fines and penalties that have a material adverse effect on our business, financial condition and results of operations. In July 2014, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts pursuant to the Commonwealth's Consumer Protection Act. The Massachusetts Attorney General has informed us that its investigation relates to our debt collection practices. We provided the information requested by the civil investigative demand, which included information and records about our company and certain of our business practices, particularly as they relate to Massachusetts residents, institutions of higher education located in Massachusetts, and students who attended those institutions. We cannot predict whether we will become subject to any action by the Massachusetts Attorney General or any other state agencies.

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

Regulation of OneAccounts

Anti-Money Laundering; USA PATRIOT ACT; Office of Foreign Assets Control. Our Bank Partners are insured depository institutions and funds held by them are insured by the FDIC up to applicable limits. As insured depository institutions, our Bank Partners are subject to comprehensive government regulation and supervision and, in the course of making their services available to our customers, we are required to assist our bank partners in complying with certain of their regulatory obligations. In particular, the anti-money laundering provisions of the USA PATRIOT Act require that customer identifying information be obtained and verified whenever a checking account is established. For example, because we facilitate the opening of checking accounts at our Bank Partners on behalf of our customers, we assist our bank partners in collecting the customer identification information that is necessary to open an account. In addition, both we and our Bank Partners are subject to the laws and regulations enforced by the Office of Foreign Assets Control, or OFAC, which prohibit U.S. persons from engaging in transactions with certain prohibited persons. Our failure to comply with any of these laws or regulators could materially and adversely affect our business, financial position and results of operations.

Compliance; Audit. As a service provider to insured depository institutions, we are required under applicable federal and state laws to submit to examination by our Bank Partners’ regulators. We also are subject to audit by our Bank Partners to ensure that we comply with our obligations to them appropriately. Failure to comply with our responsibilities properly could negatively affect our operations. Our Bank Partners are required under our respective agreements to comply with state and federal banking regulations. The failure of our bank partners to maintain regulatory compliance could result in significant disruptions to our business and have a material adverse effect on our business, financial condition and results of operations.

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

New legislation and regulations in this area have been proposed, both at the federal and state level. Such measures, including pending Federal legislation, would potentially impose additional obligations on us, including requiring that we provide notifications to consumers and government authorities in the event of a data breach or unauthorized access or disclosure, beyond what state law already requires. These laws and regulations could cause us to incur substantial costs or require us to change our business practices any of which could materially and adversely affect our business, financial condition and results of our operations

Compliance

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

It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become law. The imposition of any new laws or regulations could make compliance more difficult and expensive and affect the manner in which we conduct business. In addition, many of these laws and regulations are evolving, unclear and inconsistent across various jurisdictions. If we were deemed to be in violation of any laws or regulations that are currently in place or that may be promulgated in the future, including those described above, we could be exposed to financial liability and negative publicity or forced to change our business practices or stop offering some of our products and services. We also could face significant legal fees, delays in extending our product and services offerings and damage to our reputation that could harm our business and reduce demand for our products and services. Even if we are not required to change our business practices, we could be required to obtain licenses or regulatory approvals that could cause us to incur substantial legal fees, costs and delays.

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

In July 2012, a memorandum of understanding was filed between a number of class action plaintiffs and Visa and MasterCard. The memorandum of understanding provides among other things, that all defendants in the case will pay a total of $6.05 billion to class plaintiffs and that each network will make certain changes to network rules regarding merchant point of sale practices. The December 13, 2013 decision of the court which granted approval to the settlement is currently being appealed. If MasterCard makes changes to their network rules regarding merchant point of sale practices, our business, results of operations and prospects for future growth could be materially and adversely affected.

Fees for financial services are subject to increasingly intense legislative and regulatory scrutiny, which could have a material adverse effect on our business, financial condition, results of operations and prospects for future growth.

A substantial portion of our revenue is generated from interchange fees, ATM fees, non-sufficient funds fees, other banking services fees and convenience fees. These fees, as well as the financial services industry in general, have undergone substantial changes in recent years and may continue to do so in the near future. For example, in 2013 we made certain changes to our fee schedule, including removal of a fee that was assessed to abandoned accounts, removal of a fee that was assessed to customers that have not repaid an overdraft balance within an allotted time period, institution of a maximum daily amount of non-withdrawal ATM fees and a decrease in the types of transactions that can produce an insufficient funds fee. These, and other potential changes we may make in the future, could have a material adverse effect on our business, financial condition, results of operations and prospects for future growth.

 In 2010, the Dodd-Frank Act became law. The Dodd-Frank Act increased the already substantial regulation and oversight of the financial services industry and imposed restrictions on the ability of firms within the industry, including us, to conduct business consistent with historical practices. Among other things, the Dodd-Frank Act created the CFPB, to regulate any person engaged in a “financial activity” in connection with a consumer financial product or service, including those, such as us, that process financial services products and services. The CFPB has assumed regulatory authority for many of the consumer protection laws to which we and our Bank Partners are subject and may have direct supervisory authority over us. The CFPB also has authority to issue and enforce regulations relating to consumer financial protection designed to prevent unfair, deceptive, and abusive practices in the offering of consumer financial products. In early 2013, the CFPB issued a request for information regarding financial products marketed to students enrolled in institutions of higher education, and in September 2013, the CFPB hosted a forum on this topic at which selected members of the public, including students and representatives from institutions, state government agencies and ED were invited to present and some of the participants expressed opinions that were unfavorable of us. Additionally, in early 2014, ED convened a negotiated rulemaking committee that worked to establish new regulations on topics such as fees associated with debit cards that are marketed to students for purposes of receiving financial aid refunds. On May 18, 2015, ED published its Notice of Proposed Rulemaking, or NPRM on program integrity and improvement issues. Final rules relating to Title IV Cash Management were published in the Federal Register on October 30, 2015. The Final Rules included, among others, provisions related to (i) restrictions on the ability of higher education institutions and third party servicers like the Company to market financial products to students including sending unsolicited debit cards to students, (ii) prohibitions on the assessment of certain types of account fees on student accountholders and (iii) requirements related to ATM access for student accountholders that would become effective as of July 1, 2016. Although the complete impact of the Final Rules are unknown, the Final Rules and such new regulations or action by the CFPB could require us to make changes to our fee schedules, which could result in a material adverse effect to our business, financial condition or results of operations.

The Dodd-Frank Act also required changes to the manner in which merchants accept and process certain debit- and credit-card transactions. Specifically, the Dodd-Frank Act, subject to certain exemptions, requires the Federal Reserve to impose limits on debit card interchange fees tied principally to the cost of processing the transaction, which may have the result of decreasing revenue to debit card issuers and processors. In 2011, the Federal Reserve’s final rule implementing these limits on debit card interchange fees became effective. Issuers such as our Bank Partners that, together with their affiliates, have less than $10 billion in assets are exempt from the debit card interchange fee standards, although they are subject to other provisions of the Dodd-Frank Act, including the prohibitions on network exclusivity and routing restrictions. Nevertheless, it is anticipated that smaller issuers, such as our Bank Partners, may also be impacted. Some federal, state, and local government-administered payment programs that use debit cards are exempt from this interchange fee restriction.

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

As the provider of FDIC-insured depository services for all OneAccounts, as well as other banking functions, such as supplying cash for our ATM machines, our bank partners provide third-party services that are critical to our student-oriented banking services. Within the past few years, we have experienced turnover with respect to our bank partners, which presents certain risks and uncertainties. For example, on February 8, 2013, we agreed to a mutual termination with Cole Taylor of our Deposit Processing Services Agreement to be effective August 30, 2013. On July 11, 2013, we entered into an agreement with Customers Bank under which it currently provides deposit services as a bank partner. In connection with transitioning bank partners, we made certain changes to our practices and operations, and could be required to make further changes in the future. Should we encounter any difficulties in on-boarding, retaining or transitioning bank partners, we may not be able to continue offering the OneAccount in the same manner as we do now, which could have a material adverse effect on our business, financial condition and results of operations. Further, in the future, if we are not able to transition the functions performed by our then current bank partners to another financial institution, or, to the extent necessary, replace a current bank partner, we may not be able to continue offering the OneAccount in the same manner as we do now, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, if any material adverse event were to affect any of our bank partners or future bank partners, including, a significant decline in financial condition, a decline in the quality of service, loss of deposits, a change in deposit classification related to the OneAccounts, inability to comply with applicable banking and financial service regulatory requirements, systems failure or inability to pay us fees, our business, financial condition and results of operations could be materially and adversely affected. There is also a risk that the terms of our services agreement with future bank partners may not be as favorable to us as our current agreements. The aggregate impact of any of these risks could have a material adverse effect on our business, financial condition and results of operations.

Our operating results may suffer because of competition in the industries in which we do business.

The market for our products and services is competitive, continually evolving and, in some cases, subject to rapid technological change. Our disbursement services compete against all forms of payment, including paper-based transactions (principally cash and checks), electronic transactions such as wire transfers and Automated Clearing House, or ACH, payments and other electronic forms of payment, including card-based payment systems. Many competitors, including Heartland Payment Systems, Inc. and Nelnet, Inc., provide payment software, products and services that compete with those we offer. In addition, our OneAccount, which we provide through our Bank Partners, also competes with banks active in the higher education market, including national, regional and local banks. Future competitors may begin to focus on higher education institutions in a manner similar to us.

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

●

the individual decision-making processes of each higher education institution client, which typically include extensive and lengthy evaluations and require us to spend substantial time, effort and money educating each client about the value of our products and services;

●	the budgetary constraints and priorities and budget cycle of each higher education institution client; and
●	the reluctance of higher education staff to change or modify existing processes and procedures.

In addition, there is no guarantee that a potential client will sign a contract with us even after we spend substantial time, effort and money educating that potential client about the value of our products and services. Recently, the duration of the sales process has lengthened due in part to the current regulatory environment and the uncertainty that it presents. A delay in our ability or a failure to enter into new contracts with potential higher education institution clients could materially and adversely affect our business, financial condition and results of operations.

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

Establishing new client relationships and maintaining current ones are also essential components of our strategy for attracting new student customers, deepening the relationship we have with existing customers and maximizing customer usage of our products and services. A reduction in enrollment, a failure to attract and maintain student customers, as well as any future demographic or other trends that reduce the number of higher education students could materially and adversely affect our capability for both revenue and cash generation and, as a result, could have a material adverse effect on our business, financial condition and results of operations. For example, since 2012, we have experienced a decrease in the proportion of OneAccounts that received a financial aid refund as well as a decrease in refund sizes compared to the prior periods. These decreases have had a negative impact on our results of operations since that time and we continue to lack visibility into these enrollment trends, which could have a further negative impact on our results of operations if this trend continues.

Our business and future success may suffer if we are unable to cross-sell our products and services.

A significant component of our growth strategy is dependent on our ability to cross-sell products and services to new and existing higher education institution clients. In particular, our growth strategy depends on our ability to successfully cross-sell our disbursement and payments services to clients that do not already use our entire suite of products. We may not be successful in cross-selling our products and services because our clients may find our additional products and services unnecessary or unattractive. Our failure to sell additional products and services to new and existing clients could have a material adverse effect on our prospects, business, financial condition and results of operations.

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

The continued development of our business may place a significant strain upon our management and administrative, operational and financial infrastructure. Our strategy contemplates further increasing the number of our higher education institution clients and student banking customers, but the rate at which we have been able to establish relationships with our customers in the past may not be indicative of the rate at which we will be able to establish additional customer relationships in the future.

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

We depend on key members of management and the loss of their services could have a material adverse effect on our business.

We have historically depended on the efforts, skill and reputations of our senior executive team, including Marc Sheinbaum (Chief Executive Officer and President) Casey McGuane (Chief Operating Officer), Robert Reach (Chief Sales Officer) and Christopher Wolf (Chief Financial Officer). We do not currently maintain key person life insurance policies with respect to our executive officers. None of our executive officers have entered into employment agreements with us that would prevent them from terminating their involvement with us at any time and/or pursuing other opportunities. The loss of any of our executive officers or other members of management could have a material adverse effect on our ability to manage our company, growth prospects, business, financial condition and results of operations. In addition, our success also depends on our ability to continue to attract, manage, and retain other qualified management, as well as technical and operational personnel. We may not be able to continue to attract and retain such personnel in the future, which could adversely impact our business.

We may not be able to meet all of the continuing criteria required in order to retain the various subsidies, grants and credits we have received in connection with our rehabilitation and development project.

We have received various subsidies, grants and credits from different state and federal agencies and private entities that will offset our investment in the rehabilitation project relating to our headquarters facility. Many of these programs have criteria that we must meet on an ongoing basis in order to prevent forfeiture of the subsidies, grants and credits, and in some cases the imposition of a penalty. If we are not able to meet the continuing criteria, we may forfeit some or all of the incentives we have received.

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

Through our SmartPay service and our NetPay and Tuition Payment Plan services, which we acquired from Sallie Mae in May 2013, some of our higher education institution clients charge convenience fees to students, parents or other payers who make online payments using a credit or debit card. In light of the ongoing legislative efforts at financial regulatory reform, we examined the laws and regulations related to convenience fees. We found that these laws and regulations vary from state to state and certain states, including California, Massachusetts and New York, have laws that to varying degrees prohibit the imposition of a surcharge on a credit or debit cardholder who elects to use a credit or debit card in lieu of payment by cash, check or other means. The penalties for violating these laws vary and certain states impose fines that could be significant.

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

The U.S. ATM industry is subject to the rules and regulations of the federal Electronic Funds Transfer Act, which establishes the rights, liabilities, and responsibilities of participants in the electronic funds transfer system. The vast majority of states have few, if any, licensing requirements. However, legislation related to the U.S. ATM industry is periodically proposed at the state and local level. In recent years, certain members of the U.S. Congress called for a re-examination of the interchange and surcharge fees that are charged for an ATM transaction.  If regulation or legislation is passed regarding ATMs, it could limit the fees we receive from our ATMs, force us to replace and or stop operating our ATMs entirely or until such time compliance is achieved or require us to make substantial expenditures to be compliant with such regulation and could reduce our revenue or net income.  In addition, the cost of compliance with applicable industry standards and the cost to implement software upgrades for our fleet of ATMs could have a material adverse impact on our business and operations.

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

Our credit agreement contains, and any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•create liens;

•make investments and acquisitions;

•incur additional debt;

•transfer all or substantially all of our assets or enter into merger or consolidation transactions;

•dispose of assets;

•pay dividends or make any other distributions with respect to our stock;

•issue stock, warrants, options or other rights to purchase stock or securities convertible into or exchangeable for shares of stock;

•engage in any material line of business substantially different from the lines of business we currently conduct or any business substantially related or incidental thereto; and

•enter into transactions with affiliates.

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

We have entered into contracts with third-party vendors to provide critical services, technology and software in our operations. These outsourcing partners include: Fiserv, which provides back-end account and transaction data processing for OneAccounts; MasterCard, which provides the payment network for our debit MasterCard ATM cards, as well as for certain other transactions; and BMO Harris and Global Payments, which provide transaction processing and banking services for payment processing related to the SmartPay feature of our ePayment service and Ubiquity Global Services, which provides live-agent, chat and IVR services for the disbursements business, including the OneAccount. In the event that these service providers fail to maintain adequate levels of support, do not provide high quality service, discontinue their lines of business, terminate our contractual arrangements or cease or reduce operations, we may be required to pursue new third-party relationships, which could materially disrupt our operations and our ability to provide our products and services, and could divert management’s time and resources. Replacement technology or services provided by replacement third-party vendors could be more expensive than those we have currently, while the process of transitioning services and data from one provider to another can be complicated and time consuming. If we are unable to complete a transition to a new provider on a timely basis, or at all, we could be forced to temporarily or permanently discontinue certain services, which could disrupt services to our customers and materially and adversely affect our business, financial condition and results of operations. We may be unable to establish comparable new third-party relationships on as favorable terms or at all, which could materially and adversely affect our business, financial condition and results of operations. With respect to the technology and operational support functions that we have in-sourced to date or that we seek to in-source, we may encounter difficulty or delays in developing and supporting an appropriate infrastructure to be able to perform these functions ourselves. We may also not realize the full value of our investments in these projects.

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

Unauthorized access to our computer systems, or those of our third-party service providers, could result in the theft or publication of the information or the deletion or modification of sensitive records, and could cause interruptions in our operations. Any inability to prevent security breaches could damage our relationships with our merchant customers, cause a decrease in transactions by individual cardholders, expose us to liability for unauthorized purchases, and subject us to network fines. These claims also could result in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices. Further, a significant data security breach could lead to additional regulation, which could impose new and costly compliance obligations. Any material increase in our costs resulting from litigation or additional regulatory burdens being imposed upon us or litigation could have a material adverse effect on our operating revenues and profitability.

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

A cybersecurity breach of our information systems could lead to fraudulent activity such as identity theft, losses on the part of our banking customers, additional security costs, negative publicity and damage to our reputation and brand. In addition, our customers could be subject to scams that may result in the release of sufficient information concerning themselves or their accounts to allow others unauthorized access to their accounts or our systems (e.g., “phishing” and “smishing”). Claims for compensatory or other damages may be brought against us as a result of a breach of our systems or fraudulent activity. If we are unsuccessful in defending against any resulting claims against us, we may be forced to pay damages, which could materially and adversely affect our financial condition and results of operations.

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

In addition, a significant incident of fraud or an increase in fraud levels generally involving our products could result in reputational damage to us, which could reduce the use of our products and services. Such incidents could also lead to a large financial loss as a result of the protection for unauthorized purchases we provide to OneAccount customers given that we are liable to our Bank Partners for any uncollectable accountholder overdrafts and any other losses due to fraud or theft. Such incidents of fraud could also lead to regulatory intervention, which could increase our compliance costs. Compliance with the various complex laws and regulations is costly and time consuming, and failure to comply could have a material adverse effect on our business. Additionally, increased regulatory requirements on our services may increase our costs, which could materially and adversely affect our business, financial condition and results of operations. Accordingly, account data breaches and related fraudulent activity could have a material adverse effect on our future growth prospects, business, financial condition and results of operations.

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

Our continued success will depend, in part, on our ability to generate revenues by providing financial transaction services to higher education institutions and their students. The market for these services has evolved and the long-term viability and profitability of this market is unproven. Our business will be materially and adversely affected if we do not develop and market products and services that achieve and maintain market acceptance. Outsourcing disbursement services may not become as widespread in the higher education industry as we anticipate, and our products and services may not achieve continued commercial success. In addition, higher education institution clients could discontinue using our services and return to in-house disbursement and payment solutions. If outsourcing disbursement services does not become as widespread as we anticipate or if higher education institution clients return to their prior methods of disbursement, our growth prospects, business, financial condition and results of operations could be materially and adversely affected.

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

The industry for electronic financial transactions, including disbursement services, is generally subject to rapid and significant technological changes, including continuing developments of technologies in the areas of smart cards, radio frequency and proximity payment devices (such as contactless cards), electronic commerce and mobile commerce. While we cannot predict how these technological changes will affect our business, we believe that disbursement services to the higher education industry will be subject to a similar degree of technological change and that new services and technologies for the industry will emerge in the medium-term. These new services and technologies may be superior to, or render obsolete, the technologies we currently use in our products and services. In addition, the products and services we develop may not be able to compete with the alternatives available to our customers. Our future success will depend, in part, on our ability to adapt to technological changes and evolving industry standards.

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

We have acquired, and may in the future acquire, businesses, technologies, services, product lines and other assets, such as our acquisition of Sallie Mae’s Campus Solutions division in May 2013. The successful integration of these businesses, or any business, technology, service, product line or other asset that we may acquire in the future, on a cost-effective basis, may be critical to our future performance. There are a number of risks and uncertainties associated with such integration, including: we may not be able to achieve expected synergies and operating efficiencies regarding the acquisition within the expected time-frames or at all and to successfully integrate the acquired business operations; such integration may be more difficult, time-consuming or costly than expected; we may not be successful in converting new clients gained through acquisitions to our own products and services or in cross-selling our products and service to such clients; revenues following the transaction may be lower than expected; operating costs, client and customer loss and business disruption (including, difficulties in maintaining relationships with employees, customers, clients or suppliers) may be greater than expected following the transaction; we may have difficulty retaining certain key employees in the acquired business; we may be subject to legal proceedings that may be instituted against the parties and others related to the acquisition agreement; and the amount of the costs, fees, expenses and charges related to the acquisition may be greater than anticipated. If we do not successfully integrate a strategic acquisition, or if the benefits of a particular transaction do not meet the expectations of financial or industry analysts, the market price of our common stock may decline. Even if we successfully integrate assets or businesses we may acquire, we may incur substantial expenses and devote significant management time and resources in seeking to complete and integrate an acquisition and the acquired business may not perform as we expect or enhance the value of our business as a whole.

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

One or more of our issued patents or pending patent applications may be categorized as so-called “business method” patents. The general validity of software patents and business method patents has been challenged in a number of jurisdictions, including the United States. In 2010, the United States Supreme Court determined that a certain “business method” amounting to abstract ideas was not patentable and in2014 the United States Supreme Court further held that implementing an abstract idea on a computer does not make it patent eligible. Although the Court’s decision provides little guidance on patentability of our business methods, our patents could become less valuable or unenforceable if additional requirements are imposed that our patents do not meet.

From time to time, we seek to enforce our intellectual property rights against third parties, such as through the litigation against TouchNet Information Systems, Inc. that we settled in 2015. See “Part I, Item 3. Legal Proceedings” of this report. The fact that we have intellectual property rights, including registered intellectual property, may not guarantee success in our attempts to enforce these rights against third parties. Our ability and potential success in enforcing our rights is also subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights. When we seek to enforce our rights, we may be subject to claims that our intellectual property rights are invalid, otherwise unenforceable, or are licensed to the party against whom we are asserting the claim. In addition, our assertions of intellectual property rights may result in the other party seeking to assert various claims against us, including its own alleged intellectual property rights, claims of unfair competition, or other claims. Furthermore, enforcing our intellectual property and other proprietary rights can be expensive. Any increase in the unauthorized use of our intellectual property could make it more expensive or less profitable to do business and consequently have a material adverse effect on our business, financial condition and results of operations.

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

The announcement and pendency of the Asset Sale, whether or not consummated, may adversely affect our business.

The announcement and pendency of the Asset Sale, whether or not consummated, may adversely affect the trading price of our common stock, our business or our relationships with clients, customers, suppliers and employees. In addition, while the completion of the Asset Sale is pending we may be unable to attract and retain key personnel and our management’s focus and attention and employee resources may be diverted from operational matters.

In the event that the Asset Sale is not completed, the announcement of the termination of the Disbursements Asset Purchase Agreement may also adversely affect the trading price of our common stock, our business or our relationships with clients, customers, suppliers and employees.

We cannot be sure if or when the Asset Sale will be completed.

The consummation of the Asset Sale is subject to the satisfaction or waiver of various conditions, including the authorization of the Asset Sale by our stockholders. We cannot guarantee that the closing conditions set forth in the Disbursement Asset Purchase Agreement will be satisfied. If we are unable to satisfy the closing conditions in Customers’ favor or if other mutual closing conditions are not satisfied, Customers will not be obligated to complete the Asset Sale.

If the Asset Sale is not completed, our Board of Directors (“Board”), in discharging its fiduciary obligations to our stockholders, may evaluate other strategic alternatives that may be available, which alternatives may not be as favorable to our stockholders as the Asset Sale. These may include retaining and operating the Disbursements Business or pursuing an alternate sale transaction that would yield reduced consideration or involve significant delays. Any future sale of substantially all of the assets of the Company or other transactions may be subject to further stockholder approval.

If we do not complete the Asset Sale, we cannot be sure that we will receive the cooperation of Customers should we attempt to sell the Disbursements Business to another purchaser.

If we do not complete the Asset Sale and instead seek to sell the Disbursements Business to another purchaser, Customers, in its capacity as a current bank partner of the Company, would need to cooperate in the transition of the Disbursements Business to such purchaser (including, in particular, the transition of student accounts). We cannot be sure that such cooperation would be forthcoming, potentially hindering our ability to sell the Disbursements Business to another purchaser.

We may undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (“Code”), which could affect our ability to offset gains, if any, realized in the Asset Sale against our net operating losses and certain of our tax credit carryovers.

Section 382 of the Code contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating losses and tax credits existing as of the date of such ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of a company’s stock within a rolling three-year period. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from new issuances of stock by the company.

If we were to undergo one or more “ownership changes” within the meaning of Section 382 of the Code, our net operating losses and certain of our tax credits existing as of the date of each ownership change may be unavailable, in whole or in part, to offset gains, if any, from the Asset Sale. If we are unable to offset fully for U.S. federal income tax purposes gains, if any, realized in respect of the Asset Sale with our tax loss carry-forwards, we may incur U.S. federal income tax liability.

One of our executive officers may have interests in the Asset Sale other than, or in addition to, the interests of our stockholders generally.

One of our executive officers may have interests in the Asset Sale that are different from, or are in addition to, the interests of our stockholders generally. Our Board was aware of these interests and considered them, among other matters, in approving the Asset Purchase Agreement.

Because the Disbursements Business represented approximately 59% of our gross revenues for fiscal year 2015, our business following the Asset Sale will be substantially different.

The Disbursements Business represented approximately 59% of our gross revenues for the fiscal year 2015. Following the consummation of the Asset Sale, our results of operations and financial condition may be materially adversely affected if we fail to effectively reduce our overhead costs to reflect the reduced scale of our operations or we fail to grow our Other Businesses. Our smaller size may result in the recognition of less revenues from the operations of our Other Businesses, which may negatively affect our overall net earnings.

If the Asset Sale disrupts our business operations and prevents us from realizing intended benefits, our business may be harmed.

The Asset Sale may disrupt the operation of our business and prevent us from realizing the intended benefits of the Asset Sale as a result of a number of obstacles, such as the loss of key employees, customers or business partners, the failure to adjust or implement our business strategies, additional expenditures required to facilitate the Asset Sale transaction, and the diversion of management’s attention from our day-to-day operations.

The Asset Sale may not be completed or may be delayed if the conditions to closing are not satisfied or waived.

The Asset Sale may not be completed or may be delayed because the conditions to closing, including approval of the transaction by our stockholders and consents from certain third parties, may not be satisfied or waived. If the Asset Sale is not completed, we may have difficulty recouping the costs incurred in connection with negotiating the Asset Sale, our relationships with our clients, customers, suppliers and employees may be damaged, and our business may be harmed.

The announcement of the Asset Sale may harm our business.

As a result of our announcement of the Asset Sale, third parties may be unwilling to enter into material agreements with respect to the Disbursements Business or our Other Businesses. New or existing clients, customers and business partners may prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because clients, customers and business partners may perceive that such new relationships are likely to be more stable. Additionally, employees working in the Disbursements Business may become concerned about the future of the Disbursements Business and lose focus or seek other employment.

If we fail to complete the Asset Sale, our business may be harmed.

If we fail to complete the Asset Sale, the failure to maintain existing business relationships or enter into new ones could adversely affect our business, results of operations, and financial condition including, but not limited to the Company’s ability to maintain its bank partner relationships and contract with new bank partners to the extent necessary. If we fail to complete the Asset Sale and we retain the Disbursements Business, we will consider alternatives including, but not limited to, an orderly shut-down of the Disbursements Business. The potential for loss or disaffection of employees or customers of the Disbursements Business following a failure to consummate the Asset Sale could have a material, negative impact on the value of our business.

In addition, if the Asset Sale is not consummated, our directors, executive officers and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of the transaction, and we will have incurred significant third party transaction costs, in each case, without any commensurate benefit, which may have a material and adverse effect on our stock price and results of operations.

The Disbursement Asset Purchase Agreement limits our ability to pursue alternatives to the Asset Sale.

The Disbursement Asset Purchase Agreement contains provisions that make it more difficult for us to sell the Disbursements Business to any party other than Customers. These provisions include the prohibition on our ability to solicit competing proposals and the requirement that we pay a termination fee of $1,500,000 if the Disbursement Asset Purchase Agreement is terminated in specified circumstances. These provisions could make it less advantageous for a third party that might have an interest in acquiring the Company or all of or a significant part of the Disbursements Business to consider or propose an alternative transaction, even if that party were prepared to pay consideration with a higher value than the consideration to be paid by Customers.

Because our business will be smaller following the sale of the Disbursements Business, there is a possibility that our common stock may be delisted from New York Stock Exchange if we fail to satisfy the continued listing standards of that market.

Even though we currently satisfy the continued listing standards for the New York Stock Exchange, following the sale of the Disbursements Business our business will be smaller and, therefore, we may fail to satisfy the continued listing standards of the New York Stock Exchange. In the event that we are unable to satisfy the continued listing standards of the New York Stock Exchange, our common stock may be delisted from that market. Any delisting of our common stock from the New York Stock Exchange could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect the price of our common stock and our business, financial condition and results of operations.

In the future we may sell businesses, technologies, services, product lines and other assets.

Divestitures involve significant risks and uncertainties, including:

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In late 2011, we moved into our new corporate headquarters located at 115 Munson Street, New Haven, Connecticut. We constructed our headquarters on land that we lease at a nominal cost pursuant to a 90 year lease. We have a right to purchase the land beginning in 2018.

We also have operations in a number of other locations: in Oakland, California, where we lease general office space pursuant to a lease agreement which is currently due to expire in January 2017; in Atlanta, Georgia, where we lease general office space and a data center pursuant to a lease agreement which is currently due to expire in October 2022; and in Chennai, India, where we lease general office space pursuant to a lease agreement which is currently due to expire in June 2018.

We believe that these properties are suitable and adequate for our current use and also provide us with sufficient space to grow to meet additional business needs.

Item 3.	Legal Proceedings

We, and our subsidiaries, are involved in legal proceedings concerning matters arising in the ordinary course of our business. Certain legal proceedings in which we are involved are discussed in the Notes to Consolidated Financial Statements—Note 17. Commitments and Contingencies – Litigation and Regulatory, which is included elsewhere in this annual report on Form 10-K and incorporated by reference herein. Although the outcome of such proceedings cannot be predicted with certainty, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our business, financial condition or results of operations.

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

	High	Low
Year ended December 31, 2015
Fourth Quarter	$3.31	$1.99
Third Quarter	2.96	1.88
Second Quarter	3.19	2.54
First Quarter	4.22	2.31

Year ended December 31, 2014
Fourth Quarter	$4.48	$2.22
Third Quarter	4.40	2.42
Second Quarter	7.09	3.59
First Quarter	9.40	6.55

As of March 7, 2016, we had 10 stockholders of record of our common stock. The closing sale price of our common stock on March 7, 2016 was $4.04 per share.

We have not paid any cash dividends on our common stock during the years ended December 31, 2015, 2014 or 2013. The payment of future cash dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, financial condition and other relevant factors. For a description of restrictions on our ability to pay dividends see Note 14 “Capital Stock – Common Stock” of the notes to our consolidated financial statements provided elsewhere in this annual report on Form 10-K.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The table below sets forth the following information as of the end of December 31, 2015 for (1) all compensation plans previously approved by our stockholders and (2) all compensation plans not previously approved by our stockholders.

	Equity Compensation Plan Information
Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options and warrants (2)	Weighted- average exercise price of outstanding options and warrants	Weighted- average term to expiration of options and warrants outstanding	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	3,692,045	$8.99	5.9	271,110
Equity compensation plans not approved by stockholders	—	—	—	—

(1) Reflects number of shares of common stock to be issued upon exercise of outstanding options under all of our equity compensation plans, including our 2000 Stock Option Plan and 2010 Equity Incentive Plan. No shares of common stock are available for future issuance under any of our equity compensation plans, except the 2010 Equity Incentive Plan.

(2) Does not include 2,425,129 restricted stock awards and restricted stock units that were issued under the 2010 Equity Incentive Plan.

Stockholder Return Performance Presentation

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from January 1, 2011 through December 31, 2015, with the cumulative total return on each of the S&P 500 Index and the S&P 500 Financials Index. The comparison assumes that $100 was invested on January 1, 2011 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Item 6.	Selected Financial Data

You should read the data set forth below in conjunction with “Item 7.–Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and related notes and other financial information included elsewhere in this annual report on Form 10-K. We derived the selected financial data as of December 31, 2015 and 2014 and for each of the three years ended December 31, 2015, 2014 and 2013 from our audited consolidated financial statements and the related notes appearing elsewhere in this annual report on Form 10-K. We derived the selected financial data as of and for the years ended December 31, 2012 and 2011 and as of December 31, 2013 from our audited financial statements and the related notes for such dates and periods, but note that such financial statements and related notes are not included in this annual report on Form 10-K, after giving effect to the discontinued operations of the data analytics business and our retrospective adoption of Accounting Standards Update No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (as further described in "Note 2 – Significant Accounting Policies" to our consolidated financial statements).

There are business combinations, dispositions and other significant transactions that affect the comparability of the information reflected in the selected financial data below. Several of the transactions that affect the comparability are outlined, with a reference to where additional information can be found, below:

●

Acquisition of the Campus Solutions business – As further described in “Note 4 – Acquisitions” to our consolidated financial statements, we acquired the Campus Solutions during the year ended December 31, 2013;

●

Consumer class action settlement – As further described in “Note 17 – Commitments and Contingencies; Litigation and Regulatory; Consumer Class Action” to our consolidated financial statements, we entered into a settlement agreement during the year ended December 31, 2013 and reflected expense associated with that settlement of approximately $16.3 million

●

Fed Order and FDIC Order – As further described in “Note 17 – Commitments and Contingencies; Litigation and Regulatory; Regulatory Examinations and Other Matters” to our consolidated financial statements, we recorded an allowance for customer restitution of approximately $46.25 million and $8.75 million during the years ended December 31, 2015 and 2014, respectively, as a result of the FDIC Order and Fed Order. In addition, we recorded expenses of approximately $6.0 million during the year ended December 31, 2015, representing the civil money penalty and our estimate of costs to administer the distribution of restitution funds.

●

Disposition of data analytics business – During the year ended December 31, 2015, we entered into an asset purchase agreement and subsequently sold substantially all of the assets of our data analytics business. The financial results of the data analytics business are reported as discontinued operations.

Consolidated Statement of Income Data

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(in thousands, except share and per share amounts)
Revenue	$176,320	$194,822	$199,966	$205,663	$157,958
Gross margin	108,760	115,245	112,952	105,056	58,424
Income (loss) from continuing operations	31,893	33,838	10,592	12,296	(26,435)
Income from discontinued operations	–	3,032	3,536	2,671	37,294
Net income	31,893	36,870	14,128	14,967	10,859

Income (loss) from continuing operations per common share:
Basic	$0.58	$0.63	$0.23	$0.26	$(0.55)
Diluted	0.54	0.60	0.22	0.26	(0.55)

 Consolidated Balance Sheet Data

	As of December 31,
	(in thousands)
	2011	2012	2013	2014	2015
Cash and cash equivalents	$39,085	$13,031	$6,268	$40,022	$26,868
Total assets	175,982	190,861	226,488	253,552	$192,970
Total debt and capital lease obligations, including current maturities	9,801	89,490	98,181	102,871	37,561
Total liabilities	52,397	133,149	153,522	161,370	84,239
Total stockholders’ equity	123,586	57,712	72,966	92,182	108,731

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

General

Based on market share and the number of campuses using our products and services, we believe we are a leading provider of technology-based refund disbursement and payment processing services to higher education institutions and their students. We believe that none of our competitors match our ability to provide solutions for higher education institutions' financial services needs, including compliance monitoring. Consequently, we provide the most comprehensive suite of disbursement and payment solutions specifically designed for higher education institutions and their students. We also provide campus communities with convenient, cost-competitive and student-oriented banking services, which include extensive user-friendly features.

Our products and services for our higher education institution clients include our Refund Management disbursement service and our CASHNet® Payment Processing suite. Through our bank partners, we offer the OneAccount, which includes an FDIC-insured checking account, a debit MasterCard® ATM card and other retail banking services, to the students of our higher education institution clients that use our Refund Management disbursement service.

As of December 31, 2015, more than 800 campuses serving approximately 4.9 million students purchased our Refund Management disbursement service. In total, there are more than 1,400 campuses servicing over 8 million students contracted to use at least one of our services. As of December 31, 2015, we also serviced approximately 2.0 million OneAccounts.

Data Analytics Business Divestiture

On October 14, 2015, we entered into an Asset Purchase Agreement, the Campus Labs Asset Purchase Agreement with CL NewCo, Inc., an affiliate of Leeds Equity Partners, for the sale of substantially all of the assets of our data analytics business. On November 25, 2015, we completed that sale. Pursuant to the terms of the Campus Labs Asset Purchase Agreement, the parties agreed upon a purchase price of $91.0 million, subject to adjustment to reflect changes in certain working capital items prior to the closing. At the closing, the purchase price was reduced by $4.0 million to reflect estimated closing date net working capital.

At the time of closing, (1) we received total cash consideration of approximately $55.2 million, (2) CL NewCo, Inc. paid $30 million on our behalf to reduce the amount outstanding under our credit facility, and (3) CL NewCo, Inc. placed $1.9 million into an escrow account for potential indemnification claims and a future working capital adjustment.

The financial results of the data analytics business are reported as discontinued operations for the years ended December 31, 2015, 2014 and 2013. In connection with this transaction, we sold net assets of approximately $25.3 million to CL Newco, Inc. and incurred transaction costs of $3.1 million. During the year December 31, 2015, we recognized a gain of approximately $36.0 million, net of tax on the sale of the data analytics business, which is recorded within discontinued operations in the consolidated statements of operations and comprehensive income.

Planned Disposition of Disbursements Business

On December 15, 2015, we entered into an Asset Purchase Agreement with Customers Bank (“Bank”) and Customers Bancorp, Inc. (“Bancorp”, and together with Bank, “Customers”), under which Customers agreed to purchase substantially all of the assets and assume certain of the liabilities of our Refund Management® disbursement service including the business of servicing OneAccounts. Customers is one of our current bank partners. The disposition of the disbursements business is subject to the approval of our shareholders. We expect the disposition of the disbursements business to be completed in the second quarter of 2016. Our revenue, gross margin and earnings are expected to decrease in 2016 as a result of the disposition of the disbursements business. The disbursements business generated 59.2% of our gross revenue during the year ended December 31, 2015.

Department of Education

In early 2014, the Department of Education formed a negotiated rulemaking committee to revise existing regulations to potentially address, among other things, consumer safeguards regarding debit and prepaid cards associated with Title IV Cash Management, marketing of financial products by institutions and their preferred banks or contractors, ATM access and availability, revenue sharing arrangements, and the potential for a government-sponsored debit or prepaid card solution. Final rules relating to Title IV Cash Management were published in the Federal Register on October 30, 2015. The Final Rules included, among others, provisions related to (i) restrictions on the ability of higher education institutions and third party servicers like the Company to market financial products to students including sending unsolicited debit cards to students, (ii) prohibitions on the assessment of certain types of account fees on student accountholders and (iii) requirements related to ATM access for student accountholders, all of which would become effective as of July 1, 2016. Although the complete impact of the Final Rules are unknown, there could be a significant negative impact on the disbursements business, including related to OneAccounts, including reductions in service fees earned on OneAccounts and a decrease in the number of OneAccounts.

Regulatory Matters

In May 2014, the Federal Reserve Banks of Chicago (the responsible Reserve Bank for a former bank partner) (the “Chicago Reserve Bank”) and Philadelphia (the responsible Reserve Bank for a current bank partner) (the “Philadelphia Reserve Bank” and together with the Chicago Reserve Bank, the “Reserve Banks”) notified us that the staff of the Board of Governors of the Federal Reserve System (the “Board of Governors”) intended to recommend that the Board of Governors seek an administrative order against us with respect to asserted violations of the Federal Trade Commission Act. The cited violations related to our activities with both a former and current bank partner and our marketing and disclosure practices related to the process by which students may select the OneAccount option for financial aid refund. On September 24, 2015, the staff of the Board of Governors provided a revised notification to us with respect to those asserted violations of the Federal Trade Commission Act.

In April 2015, the San Francisco Regional Office of the FDIC (the responsible Regional Office for a current bank partner) notified us it was prepared to recommend to the Director of the Division of Depositor and Consumer Protection that administrative enforcement action be taken against us for alleged violations of the Federal Trade Commission Act principally relating to our marketing and enrollment practices related to the OneAccount.  On September 24, 2015, the San Francisco Regional Office of the FDIC provided a revised notification to us regarding those alleged violations of the Federal Trade Commission Act.  During the year ended December 31, 2014, we recorded a liability of $8.75 million related to these matters, reflecting the minimum amount we expected to pay related to these matters at that time.

On December 23, 2015, the Board of Governors issued us an Order to Cease and Desist and Order of Assessment of Civil Money Penalty Issued Upon Consent Pursuant to the Federal Deposit Insurance Act, as Amended (“Fed Order”), related to the matter described above. Pursuant to the terms of the Fed Order, we are required to, among other things: (1) continue to take all action necessary to correct all violations previously cited by the Board of Governors and prevent the recurrence of similar violations; (2) submit to the Philadelphia Reserve Bank an acceptable written plan to enhance the consumer compliance risk management program to ensure that our marketing, processing, and servicing of student financial aid-related deposit or loan products or services comply with all consumer protection laws and regulations; (3) deposit $24.0 million into a qualified settlement fund for purposes of providing restitution of certain OneAccount fees to consumers, as provided by the Fed Order, and submit to the Philadelphia Reserve Bank an acceptable written plan to provide for the restitution; and (4) pay a civil money penalty of $2.2 million.

Also on December 23, 2015, the FDIC issued us a Consent Order, Order for Restitution and Order to Pay Civil Money Penalty (“FDIC Order”) related to the FDIC matter described above. Pursuant to the terms of the FDIC Order, we are required to, among other things: (1) continue to correct and eliminate all violations of law previously cited by the FDIC and prevent the recurrence of similar violations; (2) review our compliance management system as it relates to our student financial aid-related deposit or loan products and revise, develop and/or implement changes as necessary to ensure such products and services comply with all applicable consumer protection laws; (3) deposit $31.0 million into a segregated deposit account for the purpose of providing restitution of certain OneAccount fees to consumers, as provided by the FDIC Order, and submit to the Regional Director of the FDIC for non-objection a plan to provide restitution; and (4) pay a civil money penalty of $2.2 million. Concurrent to us entering this FDIC Order, the FDIC lifted a prior consent order from August 7, 2012.

As a result of the FDIC Order and Fed Order, we recorded an allowance for customer restitution of approximately $46.3 million during the year ended December 31, 2015, representing the difference between the total amount of restitution of $55.0 million and the amount accrued as of December 31, 2014 of $8.75 million. In addition, we recorded expenses of approximately $6.0 million during the year ended December 31, 2015, representing the civil money penalty and our estimate of costs to administer the distribution of restitution funds. The total amount of restitution was deposited into qualified settlement trusts and the total civil money penalties were paid during the year ended December 31, 2015.

Revenue

We derive revenue primarily from fees charged for the transactions that we facilitate for our higher education institution clients and from providing banking services for OneAccounts. Most of these fees are charged on a per transaction basis and, accordingly, transaction volumes significantly affect our revenue growth. Transaction volumes are generally a function of the number of students enrolled at each of our higher education institution clients, as a larger student population will generally lead to a greater number of active OneAccounts and related banking transactions and a greater number of payment transactions.

We negotiate our fee rates with our higher education institution clients. Fees charged to our banking and payment transaction customers are set by a schedule which may vary for individual higher education institution clients. Fees charged for OneAccount services are collected by our bank partners as incurred and subsequently remitted to us. Fees charged on payment transactions are charged as incurred and retained by us. Fees charged for our Refund Management disbursement services and CASHNet Payment Processing services are billed to our higher education institution clients and subsequently collected from them.

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

We divide our revenue into four categories: account revenue, payment transaction revenue, higher education institution revenue and other revenue. During 2015 and 2014, we recorded an allowance for customer restitution of $46.25 million and $8.75 million, respectively, which resulted in a reduction to revenues in those years.

Account Revenue

We generate revenue from active OneAccounts, which are opened and funded by students and other members of the campus community. We earn revenue based on both interchange fees and account service fees. Account service fees include, for example, foreign ATM fees and non-sufficient fund fees. We currently offer three different types of the OneAccount, each of which has a different fee schedule.

Our Bank Partners charge merchants interchange fees for point-of-sale, or POS, purchases made with debit MasterCard ATM cards and remit these fees to us. The amount of the fee generally depends on the size of the transaction, the merchant where the purchase is made and the network through which the transaction is processed.

We earn fees from ATM transactions conducted by OneAccount holders using their debit MasterCard ATM cards at ATMs outside of our ATM network.  We also earn ATM fees from transactions conducted through our ATMs with cards other than the debit MasterCard ATM cards issued by our Bank Partners.

We earn other fees for banking services provided to OneAccount holders, including fees for conducting wire transfers, replacing lost debit MasterCard ATM cards, processing international transactions, processing stop payment requests, over-the-counter cash withdrawals using debit MasterCard ATM cards, issuing official checks and electronic bill pay features.

Our Bank Partners charge non-sufficient funds fees and remit them to us when a check or automated clearinghouse item is presented for payment which is in excess of the OneAccount holder’s available funds. Non-sufficient funds fees are not assessed on recurring debit card transactions that result in an overdrawn account.  We do not offer our customers the ability to opt-in to the payment of overdrafts for ATM or one-time debit card transactions.

Changes to account revenue are primarily related to the number of active OneAccounts, the amount of refunds disbursed by our higher education institution clients and pricing changes in our account fee schedule. During each of the years ended December 31, 2014 and 2013, account revenue per OneAccount decreased as a result of changes which we made to our account fee schedule. During the years ended December 31, 2015 and 2014, we experienced a decrease in the number of OneAccounts and a decrease in the amount of dollar volume in the OneAccounts which also resulted in a decrease in revenue.

During 2013, 2014 and 2015, the amount of disbursements we delivered to individuals that selected the OneAccount as their preferred method of receiving a refund from their higher education institution were lower than in each of the prior years. The decrease in disbursements to OneAccounts during the years ended December 31, 2013, 2014 and 2015, was primarily a result of a decrease in the ratio of individuals selecting to receive a disbursement from their higher education institution to a OneAccount compared to prior years. We expect that the trend of lower disbursements to OneAccounts will continue in the future which is expected to lead to a decrease in Account Revenue.

Growth in the number of OneAccounts is tied to growth in the number of students enrolled at clients that use our Refund Management disbursement service, which changes as the numbers of clients contracted to use this product change, as well as the number of students that choose the OneAccount as their method of receiving a refund. The rate of OneAccount adoption varies based on a number of factors, including the average tenure of a student at a higher education institution, whether the higher education institution is a 2-year or a 4-year school or a public or private school and the mix of undergraduate and graduate students.

Payment Transaction Revenue

We generate payment transaction revenue through convenience fees charged to students, parents or other payers who establish payment plans to make tuition payments or to those who make online payments to our higher education institution clients through our payment processing service. As these fees are assessed on a per transaction basis, growth in payment transaction revenue is primarily influenced by transaction volumes. The acquisition of the Campus Solutions line of business contributed to the growth in payment transaction revenue during the years ended December 31, 2014 and 2013.

Higher Education Institution Revenue

Our higher education institution clients pay fees for the products and services they purchase from us. We charge our clients: (i) an annual subscription fee based on the size of their student population; (ii) a per-transaction fee; or (iii) a combination of both types of fees. For certain CASHNet Payment Processing services, we also charge an implementation fee, which is deferred and recognized over the estimated client relationship period.

Allowance for Customer Restitution

As further described in “Note 16 – Commitments and Contingencies” to our consolidated financial statements and the “Regulatory Matters” section within “Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview,” above, we recorded allowances for customer restitution of $46.25 million and $8.75 million during the years ended December 31, 2015 and 2014, respectively, which is shown as a reduction of revenue on our consolidated statement of operations. These allowances are related to the requirement to provide restitution to certain OneAccount customers.

Cost and Expenses

Employee compensation and related expenses represent our largest single expense. We allocate compensation and other related expenses, including stock-based compensation, to cost of revenue, product development, sales and marketing and general and administrative expenses based on the nature of the expenses incurred. Other costs and expenses include, among other items, data processing, network fees, ATM-related expenses, professional services, travel and amortization.

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

Sales and Marketing

Sales and marketing expenses include costs of acquiring new institution clients and educating their students about our products and services. Sales and marketing costs are primarily comprised of employee compensation. Each of our sales representatives earns: (i) a base salary; (ii) sales commissions, which are earned upon the signing of a contract with a higher education institution client; and (iii) certain trailing commissions, which are based on account performance. Sales and marketing expenses also include amortization expense of acquired intangible assets.

Restructuring costs

In April 2015, we entered into an agreement with a third-party service provider to operate our customer care center in order to provide live-agent, chat and interactive voice response services for our disbursements line of business, including the business of servicing OneAccounts. In connection with this agreement, we reduced our employee workforce across our customer care department. We began the transition to the third-party service provider in July 2015 and substantially completed it by the end of 2015.  As a result of our plan to reduce our employee workforce, we have recorded restructuring costs during the year ended December 31, 2015.

Civil money penalty and administrative costs related to customer restitution and litigation settlement and related costs

Civil money penalty and administrative costs is an expense related to the Fed Order and FDIC Order that was issued in December 2015 as described in “Note 16 – Commitments and Contingencies – Litigation and Regulatory” to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

Litigation settlement and related costs is an expense related to a settlement agreement that we executed in October 2013, as described in “Note 16 – Commitments and Contingencies – Litigation and Regulatory” to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K.

Costs related to planned disposal of disbursements business and merger and acquisition related expenses

Costs related to our planned disposal of the disbursements business include professional fees and expenses which were incurred in connection with entering into the Asset Purchase Agreement, under which Customers agreed to purchase substantially all of the assets and assume certain of the liabilities of our Refund Management® disbursement service, including the business of servicing OneAccounts. We expect to incur additional costs and expenses in 2016 in connection with the disposition of the disbursements business.

Merger and acquisition related expenses include professional fees and expenses related to the acquisition of the Campus Solutions business 2013.

Acquired Business

In May 2013, we acquired substantially all of the assets of Sallie Mae’s Campus Solutions business. The acquisition of the Campus Solutions business significantly increased the number of higher education institution clients to which we provide refund disbursement and payment processing services. We purchased the Campus Solutions business for $47.3 million in cash, $5.2 million of which was deposited into escrow at closing. We received $1.6 million during the year ended December 31, 2014 from the escrow. All other funds which were in escrow were distributed to Sallie Mae.

See also “Part I, Item 1. Business—Products and Services—Campus Solutions Suite” of this annual report on Form 10-K.

Critical Accounting Policies

A number of our accounting policies require the application of significant judgment by our management, and such judgments are reflected in the amounts reported in our consolidated financial statements. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on our historical experience, terms of existing contracts, management’s observation of trends in the industry and information available from other outside sources, as appropriate. On an ongoing basis, we evaluate our estimates and judgments. Actual results may differ significantly from the estimates contained in our consolidated financial statements. The following areas represent our critical accounting policies:

• Provision for OneAccount Losses	• Stock-Based Compensation
• Goodwill, Intangible Assets and Operating Segments	• Income Taxes
• Loss Contingencies	• Revenue

Information about these critical accounting policies is included in Note 2 – “Significant Accounting Policies” to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K and to the extent additional information is relevant, it has been included below.

Provision for OneAccount Losses

Our reserve for OneAccount losses is established based upon an analysis of outstanding overdrafts and historical repayment rates. If the financial condition of our accountholders were to deteriorate, thereby reducing their ability to make payments, or if they otherwise fail to repay the amounts owed to us, additional reserves would be required in the future. We also record an estimated liability for losses due to fraud or theft based on transactions that have been disputed by our accountholders but where such disputes have not been resolved as of the end of the reporting period. If the rate of actual losses due to fraud or theft increase relative to the amounts that have been disputed by our accountholder, additional reserves would be required in the future.

Goodwill, Intangible Assets and Operating Segments

As a result of changes in our operating segments and reporting units in 2015, we now have two operating segments, which are also reporting units. We compared the fair value of our reporting units to the carrying value of our reporting units at the time of the change in our operating segments and determined that there was no impairment of goodwill. However, the excess of fair value over carrying value does vary by reporting unit and the goodwill related to our Disbursements reporting unit could be susceptible to impairment in the future. We have relied on the terms of the Asset Purchase Agreement with Customers to provide the best evidence of fair value of the disbursements reporting unit as of our October 31, 2015 annual impairment test and also our evaluation of potential impairment of goodwill as of December 31, 2015.

We assess the impairment of identifiable intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

●	significant underperformance relative to historical or projected future operating results;
●	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and
●	significant negative industry or economic trends.

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

Stock-Based Compensation

The options we grant expire ten years from the date of grant. Options for our employees vest over periods ranging up to five years. The board grants incentive stock options, nonqualified stock options and restricted stock to key members of management and members of the board of directors.

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

Results of Operations for the Years Ended December 31, 2015, 2014 and 2013

The following tables summarize key components of our results of operations for the periods indicated, both in thousands of dollars and as a percentage of revenue:

	Year Ended December 31,			Change from prior period
	2015	2014	2013	2015	2014	2015	2014
	(in thousands of dollars)			(in thousands of dollars)		(percentage)
Revenue:
Account revenue	$115,183	$131,053	$135,847	$(15,870)	$(4,794)	(12.1%)	(3.5%)
Payment transaction revenue	64,059	58,231	41,109	5,828	17,122	10.0%	41.7%
Higher education institution revenue	24,197	24,219	21,998	(22)	2,221	(0.1%)	10.1%
Other revenue	769	910	1,012	(141)	(102)	(15.5%)	(10.1%)
Gross revenue	204,208	214,413	199,966	(10,205)	14,447	(4.8%)	7.2%
Less: allowance for customer restitution	(46,250)	(8,750)	-	(37,500)	(8,750)	428.6%	100.0%
Revenue	157,958	205,663	199,966	(47,705)	5,697	(23.2%)	2.8%
Cost of revenue	99,534	100,607	87,014	(1,073)	13,593	(1.1%)	15.6%
Gross margin	58,424	105,056	112,952	(46,632)	(7,896)	(44.4%)	(7.0%)
Operating expenses:
General and administrative	65,728	61,150	55,112	4,578	6,038	7.5%	11.0%
Product development	6,579	5,840	6,440	739	(600)	12.7%	(9.3%)
Sales and marketing	13,909	15,958	15,079	(2,049)	879	(12.8%)	5.8%
Restructuring charge	680	-	-	680	-	100.0%	0.0%
Civil money penalty and administrative costs related to customer restitution (2015) and litigation settlement and related costs (2013)	6,026	-	16,320	6,026	(16,320)	100.0%	(100.0%)
Costs related to planned disposal of disbursements business (2015) and merger and acquisition related expenses (2013)	436	-	502	436	(502)	100.0%	(100.0%)
Total operating expenses	93,358	82,948	93,453	10,410	(10,505)	12.6%	(11.2%)
Income (loss) from continuing operations	(34,934)	22,108	19,499	(57,042)	2,609	(258.0%)	13.4%
Interest income	82	92	88	(10)	4	(10.9%)	4.5%
Interest expense	(6,073)	(2,546)	(2,392)	(3,527)	(154)	138.5%	6.4%
Other income (loss)	1,435	678	622	757	56	111.7%	9.0%
Net income (loss) before income taxes from continuing operations	(39,490)	20,332	17,817	(59,822)	2,515	(294.2%)	14.1%
Income tax (expense) benefit from continuing operations	13,055	(8,036)	(7,225)	(21,091)	811	(262.5%)	11.2%
Net income (loss) from continuing operations	(26,435)	12,296	10,592	(38,731)	1,704	(315.0%)	16.1%
Discontinued operations:
Income (loss) from discontinued operations	2,145	4,310	5,663	(2,165)	(1,353)	(50.2%)	(23.9%)
Gain on disposal	58,153	-	-	58,153	-	100.0%	0.0%
Income tax expense	(23,004)	(1,639)	(2,127)	(21,365)	488	1,303.5%	(22.9%)
Net income from discontinued operations	37,294	2,671	3,536	34,623	(865)	1,296.3%	(24.5%)
Net income	$10,859	$14,967	$14,128	$(4,108)	$839	(27.4%)	5.9%

	Year Ended December 31,
	2015	2014	2013
	(% of gross revenue)
Revenue:
Account revenue	56.4%	61.1%	67.9%
Payment transaction revenue	31.4%	27.2%	20.6%
Higher education institution revenue	11.8%	11.3%	11.0%
Other revenue	0.4%	0.4%	0.5%
Gross revenue	100.0%	100.0%	100.0%
Less: allowance for customer restitution	(22.6% )	(4.1% )	0.0%
Revenue	77.4%	95.9%	100.0%
Cost of revenue	48.7%	46.9%	43.5%
Gross margin	28.6%	49.0%	56.5%
Operating expenses:
General and administrative	32.2%	28.5%	27.6%
Product development	3.2%	2.7%	3.2%
Sales and marketing	6.8%	7.4%	7.5%
Restructuring charge	0.3%	0.0%	0.0%
Civil money penalty and administrative costs related to customer restitution (2015) and litigation settlement and related costs (2013)	3.0%	0.0%	8.2%
Costs related to planned disposal of disbursements business (2015) and merger and acquisition related expenses (2013)	0.2%	0.0%	0.3%
Total operating expenses	45.7%	38.7%	46.7%
Income (loss) from continuing operations	(17.1% )	10.3%	9.8%
Interest income	0.0%	0.0%	0.0%
Interest expense	(3.0% )	(1.2% )	(1.2% )
Other income (loss)	0.7%	0.3%	0.3%
Net income (loss) before income taxes from continuing operations	(19.3% )	9.5%	8.9%
Income tax expense (benefit) from continuing operations	(6.4% )	3.7%	3.6%
Net income (loss) from continuing operations	(12.9% )	5.7%	5.3%
Discontinued operations:
Income (loss) from discontinued operations	1.1%	2.0%	2.8%
Gain on disposal	28.5%	0.0%	0.0%
Income tax expense	(11.3% )	(0.8% )	(1.1% )
Net income from discontinued operations	18.3%	1.2%	1.8%
Net income	5.3%	7.0%	7.1%

The following tables summarize our gross revenue by segment:

	Year Ended December 31,			Change from prior period
	2015	2014	2013	2015	2014	2015		2014
	(in thousands of dollars)			(in thousands of dollars)		(percentage)
Revenue:
Disbursements	$120,936	$136,720	$140,893	$(15,784)	$(4,173)	(11.5%	)	(3.0% )
Payments	83,272	77,693	59,073	5,579	18,620	7.2%		31.5%
Gross revenue	204,208	214,413	199,966	(10,205)	14,447	(4.8%	)	7.2%

	Year Ended December 31,
	2015	2014	2013
	(% of gross revenue)
Revenue:
Disbursements	59.2%	63.8%	70.5%
Payments	40.8%	36.2%	29.5%
Gross revenue	100.0%	100.0%	100.0%

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue

Disbursements Revenue

The decrease in disbursements gross revenue during the year ended December 31, 2015 was primarily due to a decrease in account revenue. The decrease in account revenue was primarily due to a decrease in amounts spent from OneAccounts, which had the effect of reducing both interchange and service fee revenue when compared to the same period in the prior year. There was an approximate 11% decrease in the total dollars deposited into OneAccounts compared to the same period in the prior year, which led to similar decrease in amounts spent from OneAccounts. The number of OneAccounts decreased by 8% during the year ended December 31, 2015. The decrease in dollars deposited into OneAccounts was the result of fewer financial aid refunds being deposited to OneAccounts, partially offset by an increase in the amount of non-financial aid deposits made into OneAccounts. We experienced an approximate 6% increase in amounts deposited to OneAccounts from non-refund sources, including payroll direct deposit. Deposits from non-financial aid refund sources constituted approximately 18% of all deposits made to OneAccounts during the year ended December 31, 2015, an increase from 15% during the prior year.

The higher education revenue associated with our Refund Management disbursement services was $5.1 million during each of the years ended December 31, 2015 and 2014.

Allowance for Customer Restitution

As further described in “Note 16 – Commitments and Contingencies” to our consolidated financial statements and the “Regulatory Matters” section within “Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview,” we recorded an allowance for customer restitution of approximately $46.25 million and $8.75 million during the years ended December 31, 2015 and 2014, respectively. These allowances are shown as a reduction of revenue on our consolidated statement of operations and relate to the requirement to provide restitution to certain OneAccount customers.

Payments Revenue

The increase in payments revenue during the year ended December 31, 2015 was due to higher payment transaction revenue. The majority of the increase in payment transaction revenue was due to the higher volume of transactions processed through the SmartPay payment module during the year ended December 31, 2015, which led to increases in payment transaction revenue. In total, payment transaction revenue associated with our CASHNet Payment Processing services, including SmartPay, increased to $48.8 million during the year ended December 31, 2015, from $41.2 million during the prior year. The increase in payment transaction volume is primarily due to same school payment volume increases.

Campus Solutions clients contributed approximately $15.2 million of payment transaction revenue during the year ended December 31, 2015, a decrease from $17.0 million in the prior year. The decrease in revenue from Campus Solutions clients is primarily related to attrition of certain clients.

The higher education revenue associated with our CASHNet payment processing services increased to $17.9 million during the year ended December 31, 2015, from $16.6 million in the prior year. The increase in CASHNet subscription revenue for our payment processing products is due to a combination of new client sales and additional sales to existing schools. The higher education revenue associated with Campus Solutions clients decreased to $1.2 million during the year ended December 31, 2015, from $2.5 million in the prior year.

Cost of Revenue

During the year ended December 31, 2015, our GAAP gross margin percentage decreased to 37.0% from 51.1% during the prior year, largely as a result of the allowance for customer restitution described above. Excluding the impact of the allowance for customer restitution, our non-GAAP gross margin percentage would have been 51.3% during the year ended December 31, 2015, compared to 53.1% in the prior year.

While gross revenue associated with the disbursements segments decreased 11.5% as described above, our cost of revenue to support our disbursements business decreased 4.5% to $58.8 million during the year ended December 31, 2015, from $61.5 million during the prior year. The decrease in transaction volumes in OneAccounts led to a decrease in certain costs of revenue, but those decreases were partially offset in other areas, primarily higher customer service related costs.

Our costs to support the payments line of business increased to approximately $40.8 million during the year ended December 31, 2015, from $39.1 million during the prior year ended. The gross margin percentage for the payments line of business was 51.0% during the year ended December 31, 2015, compared to 49.7% in the prior year. The increase in costs was primarily related to the growth of SmartPay transaction volume described above in “Revenue – Payments Revenue.”

General and Administrative Expense

The increase in general and administrative expenses during the year ended December 31, 2015 is primarily attributable to increases in our personnel costs and depreciation and amortization.  The increase in personnel costs is a result of higher stock-based compensation and incentive-based compensation compared to the prior year.

Product Development Expense

The increase in product development expense during the year ended December 31, 2015 is primarily attributable to a decrease of internal costs which are capitalized rather than expensed. These costs are related to internal use software development projects that have advanced beyond the preliminary project stage and have met the criteria for capitalization under U.S. GAAP. Total capitalized costs for internal use software development projects decreased to $2.8 million during the year ended December 31, 2015, from $3.8 million in the prior year.

Sales and Marketing Expense

The decrease in sales and marketing expense during the year ended December 31, 2015 was primarily due to numerous decreases in discretionary marketing and advertising expenses, most of which related to the disbursements segment.

Restructuring Charge

In April 2015, we entered into an agreement with a third-party service provider to operate our customer care center in order to provide live-agent, chat and interactive voice response services for our disbursements line of business, including the business of servicing OneAccounts. In connection with this agreement, we plan to reduce our employee workforce across our customer care department. We began the transition to the third-party service provider in July 2015 and substantially completed it by the end of 2015.  We recorded a restructuring charge of approximately $0.7 million during the year ended December 31, 2015, consisting of severance and other employee-related benefits.

Civil money penalty and administrative costs related to customer restitution

As a result of the FDIC Order and Fed Order, we paid civil money penalties totaling approximately $4.5 million during the year ended December 31, 2015. In addition, we recorded expenses of approximately $1.5 million during the year ended December 31, 2015, representing legal fees incurred in connection with the FDIC Order and Fed Order and our estimate of costs to administer the distribution of restitution funds.

Costs related to planned disposal of disbursements business

Our costs related to the planned disposal of the disbursements business represents legal and other professional fees incurred in connection with the our agreement to sell the assets of the disbursements business. We expect to incur additional costs in 2016 related to the disposition of the disbursements business.

Interest Expense

Our interest expense during the year ended December 31, 2015 increased compared to the prior year primarily due to a write-off of deferred financing costs. As a result of amendments that we entered into during the year ended December 31, 2015, the total capacity of the credit facility decreased from $200 million at the beginning of the year to $64.5 million as of the end of the year. As a result of the decrease in the capacity of the credit facility, we recorded a write-off of deferred financing costs that totaled approximately $2.6 million. The average interest rate during the year ended December 31, 2015 was 3.9%, an increase from 2.4% for the year ended December 31, 2014. The average amount outstanding on our Credit Facility was $60.0 million during the year ended December 31, 2015, compared to an average of $94.4 million during the year ended December 31, 2014. The interest expense associated with $30.0 million of the credit facility has been recorded as an expense in discontinued operations.

Other Income

Our other income during the year ended December 31, 2015 includes a payment of $1.1 million related to a settlement and licensing agreement with TouchNet, and its successor company Heartland Payment Systems, which resolved our complaints against TouchNet and their counterclaim against us. During the year ended December 31, 2014, we recorded other income of $0.6 million as a result of an agreement related to the resolution of certain escrow balances that were part of the acquisition of the Campus Solutions business.

Income Tax Expense

In 2015 we recorded an income tax benefit of approximately $13.1 million, or 33.1%, on a pre-tax loss from continuing operations. In 2014 we recorded income tax expense of approximately $8.0 million, or 39.5%. The civil money penalties incurred in connection with the FDIC Order and the Fed Order of $4.5 million are not deductible for tax purposes, which impacted our income tax benefit during the year ended December 31, 2015.

Discontinued Operations

During the year ended December 31, 2015, we recognized income from discontinued operations, net of tax of $37.3 million, compared to $2.7 million during the year ended December 31, 2014. We recognized a pre-tax gain on the disposal of the data analytics business of $58.2 million during the year ended December 31, 2015.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

Disbursements Revenue

The decrease in disbursements gross revenue during the year ended December 31, 2014 was primarily due to a decrease in account revenue. The decrease in account revenue was primarily due to a decrease in amounts spent from OneAccounts, which had the effect of reducing both interchange and service fee revenue when compared to the same period in the prior year. There was an approximate 2% decrease in the total dollars deposited into OneAccounts compared to the same period in the prior year, which led to an approximate 2% decrease in amounts spent from OneAccounts. The number of OneAccounts decreased by 3% during the year ended December 31, 2014. The amounts deposited and spent from OneAccounts typically move by similar amounts, but may vary by several percentage points from one reporting period to the next depending on specific deposit and spending behavior. The decrease in dollars deposited into OneAccounts was the result of fewer financial aid refunds being deposited to OneAccounts, partially offset by an increase in the amount of non-financial aid deposits made into OneAccounts. We experienced an approximate 16% increase in amounts deposited to OneAccounts from non-refund sources, including payroll direct deposit. Deposits from non-financial aid refund sources constituted approximately 15% of all deposits made to OneAccounts during the year ended December 31, 2014, an increase from 13% during the prior year.

In addition, our service fee revenue decreased as a result of a change we made to our account fee schedule during the second half of 2013, including the removal of a fee assessed to customers that had not repaid an overdraft balance within an allotted time period. The removal of this fee was partially offset by increases in amounts earned from other fees.

The higher education revenue associated with our Refund Management disbursement services was $5.1 million during each of the years ended December 31, 2014 and 2013.

Allowance for Customer Restitution

As further described in “Note 16 – Commitments and Contingencies” to our consolidated financial statements and the “Regulatory Matters” section within “Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview,” we recorded a liability of $8.75 million during the year ended December 31, 2014. This allowance is shown as a reduction of revenue on our consolidated statement of operations and relates to the potential requirement to provide restitution to certain OneAccount customers.

Payments Revenue

The increase in payments revenue during the year ended December 31, 2014 was due to higher payment transaction revenue. The majority of the increase in payment transaction revenue was due to the higher volume of transactions processed through the SmartPay payment module during the year ended December 31, 2014, which led to increases in payment transaction revenue. In total, payment transaction revenue associated with our CASHNet Payment Processing services, including SmartPay, increased to $41.2 million during the year ended December 31, 2014, from $30.8 million during the prior year. The increase in payment transaction volume is primarily due to the introduction of Visa as a payment method for SmartPay. In addition, approximately $2.3 million of the increase in payment transaction revenue was due to higher education institution clients that began utilizing the SmartPay payment module after December 31, 2013.

The Campus Solutions business contributed approximately $17.0 million of payment transaction revenue during the year ended December 31, 2014, an increase of $6.7 million compared to the prior year. The increase in revenue from the Campus Solutions business is primarily related to the inclusion of a full twelve months of activity in 2014, compared to less than eight months of activity in 2013.

The higher education revenue associated with our CASHNet payment processing services increased to $16.6 million during the year ended December 31, 2014, from $14.9 million in the prior year. The increase in CASHNet subscription revenue for our payment processing products is due to a combination of new client sales and additional sales to existing schools. The higher education revenue associated with Campus Solutions increased to $2.5 million during the year ended December 31, 2014, from $2.0 million in the prior year.

Cost of Revenue

During the year ended December 31, 2014, our GAAP gross margin percentage decreased to 51.1%, largely as a result of the allowance for customer restitution described above. Excluding the impact of the allowance for customer restitution, our non-GAAP gross margin percentage would have been 53.1% during the year ended December 31, 2014, compared to 56.5% in the prior year.

While revenue associated with OneAccounts decreased as described above, our overall cost of revenue to support our disbursements business increased to $61.6 million during the year ended December 31, 2014, from $57.4 million in the prior year. The increase in our cost of revenue is primarily due to higher costs related to providing protection on unauthorized purchases from OneAccounts. Costs associated with the student banking options that were offered by Campus Solutions decreased from $3.3 million during the year ended December 31, 2013, to $1.2 million during the year ended December 31, 2014.

Our costs to support the payments line of business increased to approximately $39.1 million during the year ended December 31, 2014, from $29.6 million in the prior year. The increase in costs is a combination of the inclusion of a full year of activity for Campus Solutions in 2014, compared to less than eight months of activity during 2013, and costs to support the growth of SmartPay transaction volume.  Approximately $1.8 million of cost of revenue during the year ended December 31, 2014, and $1.1 million of the increase in cost of revenue compared to the prior year, is due to acquisition-related amortization of intangible assets.

General and Administrative Expense

The increase in general and administrative expenses is primarily attributable to the following three factors: (i) our personnel costs increased compared to the prior year, a portion of which is due to employees added from the acquisition of the Campus Solutions business, (ii) higher professional fees related to additional compliance and regulatory related activities, and, to a lesser extent, (iii) increases in depreciation and amortization.

Product Development Expense

The decrease in product development expense during the year ended December 31, 2014 is primarily attributable to an increase of internal costs which are capitalized rather than expensed. These costs are related to internal use software development projects that have advanced beyond the preliminary project stage and have met the criteria for capitalization under U.S. GAAP. Total capitalized costs for internal use software development projects increased to $3.8 million during the year ended December 31, 2014, from $2.7 million in the prior year.

Sales and Marketing Expense

The increase in sales and marketing expense during the year ended December 31, 2014 was primarily due to increased amortization expense of $1.0 million related to acquired intangible assets associated with the acquisition of the Campus Solutions business.

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

Merger and Acquisition Related

Our merger and acquisition related expenses during the year ended December 31, 2013 included professional fees associated with the acquisition of the Campus Solutions business.

Interest Expense

Our interest expense increased during the year ended December 31, 2014 compared to the prior period primarily due to an increase in the average interest rate in effect. The average interest rate during the year ended December 31, 2014 was 2.4%, an increase from 2.3% for the year ended December 31, 2013. The average amount outstanding on our Credit Facility was $94.4 million during the year ended December 31, 2014, compared to an average of $94.3 million during the prior year. The interest expense associated with $30.0 million of the credit facility has been recorded as an expense in discontinued operations.

Income Tax Expense

The increase in income tax expense during the year ended December 31, 2014 was primarily due to the increase in net income before taxes. The effective tax rates for the year ended December 31, 2014 and 2013 were 39.5% and 40.6%, respectively.

Discontinued Operations

During the year ended December 31, 2014, we recognized income from discontinued operations, net of tax of $2.7 million compared to $3.5 million during the prior year.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows from operations and borrowings under our Credit Facility (as described below). In addition, during the year ended December 31, 2015, we relied on the sale of our data analytics business to provide liquidity. As of December 31, 2015, we had $26.9 million in cash and cash equivalents. Our primary liquidity requirements are for working capital, capital expenditures, product development expenses and general corporate needs. As of December 31, 2015, we had working capital of $9.3 million.

Senior Secured Revolving Credit Facility

On October 16, 2012, we terminated our previously existing credit facility and entered into a new five-year senior secured revolving credit facility in an amount of $200.0 million, which we refer to as the Credit Facility. All amounts outstanding under the previous credit facility were repaid in full using borrowings available under the Credit Facility. The Credit Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs. Loans drawn under the Credit Facility are payable in a single maturity on October 16, 2017. Additional information on our Credit Facility, including the provisions of several amendments we entered into during 2015, is included in “Note 12 – Credit Facility” of our consolidated financial statements. As of December 31, 2015, there was $29.0 million outstanding on the Credit Facility and the total capacity of the Credit Facility was $64.5 million. As of December 31, 2015 we were in compliance with each of the applicable affirmative, negative and financial covenants of the Credit Facility, as amended.

Cash Flow

The following table presents information regarding our cash flows and cash and cash equivalents for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,			Change from prior period
	2015	2014	2013	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(18,614)	$30,210	$47,509	$(48,824)	$(17,299)
Investing activities	45,153	(1,708)	(59,842)	46,861	58,134
Financing activities	(39,620)	5,252	5,570	(44,872)	(318)
Effect of exchange rate changes on cash	(73)	–	–	(73)	–
Change in cash and cash equivalents	(13,154)	33,754	(6,763)	(46,908)	40,517
Cash and cash equivalents, end of period	$26,868	$40,022	$6,268	$(13,154)	$33,754

Operating Activities

The cash used in operating activities during the year ended December 31, 2015, and the change in cash provided by operating activities compared to the prior year, was primarily the result of the payment of restitution and civil money penalties associated with the Fed and FDIC orders. The total amount of restitution and civil money penalties paid during the year ended December 31, 2015 was approximately $59.5 million, which was significantly in excess of the litigation settlement of $15.0 million which was paid during the prior year.

The decrease in net cash provided by operating activities during the year ended December 31, 2014, was primarily the result of changes in working capital balances compared to the prior year.  The litigation settlement of $15.0 million, which was recorded as an expense during the year ended December 31, 2013 and an accrued liability as of December 31, 2013, was paid in cash during the year ended December 31, 2014. This payment is a significant component of the overall change in working capital balances and decrease in cash provided by operating activities compared to the prior year. While we recorded an allowance for customer restitution of $8.75 million during the year ended December 31, 2014, such amount had not been paid and therefore had not impacted our cash flows as of December 31, 2014.

Investing Activities

The increase in net cash provided by investing activities primarily relates to our disposition of the data analytics business during the year ended December 31, 2015. In connection with the sale of the data analytics business, we received cash proceeds from the sale, net of transaction expenses, of $52.1 million. In addition to these proceeds $30.0 million of the purchase price was paid directly by the buyer of the data analytics business to reduce the amount outstanding under our Credit Facility. Our purchases of fixed assets and cash spent on internal use software decreased from $8.8 million during the year ended December 31, 2014, to $7.2 million during the year ended December 31, 2015.

The decrease in net cash used in investing activities during the year ended December 31, 2014, compared to the prior year, primarily related to our acquisition of the Campus Solutions business during the year ended December 31, 2013, which totaled $47.3 million. In addition, during the year ended December 31, 2014, we had cash provided by investing activities of (1) $3.6 million related to the disposition of an equity method investment and (2) $3.5 million associated with state historic tax credits generated by the construction of our headquarters, as compared to cash used in investing activities related to our acquisition of an equity method investment of $3.9 million during the year ended December 31, 2013.

Financing Activities

The cash used by financing activities in 2015 was primarily related to repayments on our Credit Facility. During the year ended December 31, 2015, we directly repaid $35.0 million on our Credit Facility. We also paid financing costs totaling $5.0 million during the year ended December 31, 2015 in connection with several amendments to our Credit Facility.

The cash provided by financing activities in 2014 was primarily related to amounts drawn on our Credit Facility. During the year ended December 31, 2014, we borrowed $15.0 million on our Credit Facility and made repayments of $10.0 million, compared to net borrowings on our Credit Facility of $9.0 million during the year ended December 31, 2013. During the year ended December 31, 2013, we used approximately $6.0 million to purchase our common stock through our authorized share purchase program, which did not recur in the year ended December 31, 2014. The impact of stock option exercises also contributed to cash provided by financing activities; both cash received from the exercise of stock options and the tax benefit associated with certain stock option exercises. There were fewer options exercised during the year ended December 31, 2014, compared to the prior year which resulted in less proceeds related to the exercise and associated tax benefit of the options.

We believe that our cash flow from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over at least the next 12 months. The completion of the disposition of our disbursements business is also expected to generate cash flows during the year ended December 31, 2016

Supplemental Non-GAAP Financial and Operating Information

	Year Ended December 31,
	2015	2014	2013
	(in thousands)

Adjusted EBITDA (1)	$51,422	$59,568	$57,773
Adjusted net income (2)	$21,010	$28,385	$29,212

Number of students enrolled at Refund Management client higher education institutions at end of period	4,919	5,078	5,000

Number of OneAccounts at end of period	1,965	2,135	2,192

(1) We define adjusted EBITDA as net income before interest, income taxes and depreciation and amortization, or EBITDA, further adjusted to remove the effects of the following items (which may not be applicable for all periods presented): (i) merger and acquisition charges related to our acquisition of Campus Solutions in 2013 and costs related to planned disposal of disbursements business incurred in 2015, (ii) stock-based compensation expense, (iii) litigation settlement costs in 2013 related to a series of class action lawsuits, (iv) non-recurring costs associated with our transition to a new bank partner relationship in 2013, (v) the receipt of a settlement amount from Sallie Mae, Inc. in 2014 related to our Campus Solutions acquisition and a related charge recorded after the receipt of the settlement amount, (vi) the allowance for customer restitution recorded in 2014 and 2015 and the related civil money penalties and expenses associated with the Fed Order and FDIC Order, (vii) a restructuring charge incurred in 2015, and (viii) the gain on the disposition of our data analytics business in 2015. Neither EBITDA nor adjusted EBITDA should be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other organizations, because other organizations may not calculate EBITDA and adjusted EBITDA in the same manner as we do. We prepare and present adjusted EBITDA to eliminate the effect of items that we do not consider indicative of our core operating performance.

We believe adjusted EBITDA is useful to our board of directors, management and investors in evaluating our operating performance for the following reasons:

●

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

●	securities analysts use adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies;

●

because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time, stock-based customer acquisition expense and stock-based compensation expense are not key measures of our core operating performance;

●

because merger and acquisition related costs, including adjustments to the fair value of our contingent consideration liability and settlements such as that which we received from Sallie Mae in 2014, and business disposal costs, are specific to an acquisition or disposition of a business, we believe that the costs related to such an acquisition or disposition do not reflect how our business is performing at any particular time;

●	because the allowance for potential customer restitution recorded during 2015 and 2014, and the related civil money penalties and administrative expenses, does not reflect our current performance;

●	because the disposition of our data analytics business during 2015 does not reflect our current performance;

●	because the restructuring charge incurred during 2015 does not reflect our current performance;

●	the litigation settlement costs, which we incurred during 2013, were related to a series of class action lawsuits covering a long period of time and does not reflect our current performance; and

●

the costs associated with our transition to a new bank partner relationship in 2013 is an item which we have not historically incurred when establishing a new bank partner relationship and do not expect to incur in the future.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to EBITDA and adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)

Net income	$10,859	$14,967	$14,128
Interest income	(82)	(92)	(88)
Interest expense	7,250	3,266	3,082
Income tax expense	9,949	9,675	9,352
Depreciation and amortization	21,618	19,072	14,620
EBITDA	49,594	46,888	41,094
Restructuring charge	680	-	-
Stock-based compensation expense	6,589	4,574	4,144
Allowance for customer restitution, civil money penalty and administrative costs related to customer restitution (2015, 2014) and litigation settlement and bank partner transition (2013)	52,276	8,750	17,326
Costs related to planned disposal of disbursements business (2015) and merger and acquisition related expenses (2013)	436	-	(4,791)
Gain on disposition of data analytics business	(58,153)	-	-
Campus Solutions settlement received, net of related expense	-	(644)	-
Adjusted EBITDA	$51,422	$59,568	$57,773

(2) We define adjusted net income as net income, adjusted to eliminate (a) stock-based compensation expense related to incentive stock option grants and civil money penalty related to restitution and (b) after giving effect to tax adjustments, (i) stock-based compensation expense related to non-qualified stock option grants, (ii) merger and acquisition charges related to our acquisition of Campus Solutions in 2013 and costs related to planned disposal of disbursements business incurred in 2015, (iii) stock-based compensation expense related to non-qualified stock option and restricted stock grants, (iv) litigation settlement costs in 2013 related to a series of class action lawsuits, (v) non-recurring costs associated with our transition to a new bank partner relationship in 2013, (vi) the receipt of a settlement amount from Sallie Mae, Inc. in 2014 related to our Campus Solutions acquisition and a related charge recorded after the receipt of the settlement amount, (vii) the allowance for customer restitution recorded in 2014 and 2015 and the related expenses associated with the Fed Order and FDIC Order, (viii) a restructuring charge incurred in 2015, (ix) the gain on the disposition of our data analytics business in 2015 and (x) amortization expenses related to acquired intangible assets and financing costs. Adjusted net income should not be considered as an alternative to net income, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our adjusted net income may not be comparable to similarly titled measures of other organizations, because other organizations may not calculate adjusted net income in the same manner as we do. We prepare and present adjusted net income to eliminate the effect of items that we do not consider indicative of our core operating performance.

We believe adjusted net income is useful to our board of directors, management and investors in evaluating our operating performance for the following reasons:

●

because non-cash equity grants made at a certain price and point in time do not necessarily reflect how our business is performing at any particular time and stock-based compensation expense is not a key measure of our core operating performance;

●

because merger and acquisition related costs, including adjustments to the fair value of our contingent consideration liability and settlements such as that which we received from Sallie Mae in 2014, and business disposal costs, are specific to an acquisition or disposition of a business, we believe that the costs related to such an acquisition or disposition do not reflect how our business is performing at any particular time;

●	because the allowance for potential customer restitution recorded during 2015 and 2014, and the related civil money penalties and administrative expenses, does not reflect our current performance;

●	because the disposition of our data analytics business during 2015 does not reflect our current performance;

●	because the restructuring charge incurred during 2015 does not reflect our current performance;

●	the litigation settlement costs, which we incurred during 2013, were related to a series of class action lawsuits covering a long period of time and does not reflect our current performance;

●

the costs associated with our transition to a new bank partner relationship in 2013 is an item which we have not historically incurred when establishing a new bank partner relationship and do not expect to incur in the future; and

●

amortization expenses can vary substantially from company to company and from period to period depending upon their financing and accounting methods, the fair value and average expected life of their acquired intangible assets, their capital structures and the method by which their assets were acquired.

The following table presents a reconciliation of net income, the most comparable GAAP measure, to adjusted net income for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)

Net income	$10,859	$14,967	$14,128

Restructuring charge	680	-	-
Allowance for customer restitution and related costs (2015, 2014) and litigation settlement and bank partner transition (2013)	47,813	8,750	17,326
Gain on disposition of data analytics business	(58,153)	-	-
Costs related to planned disposal of disbursements business (2015) and merger and acquisition related expenses, net (2013)	436	-	(4,791)
Campus Solutions settlement received, net	-	(644)	-
Stock-based compensation expense - non-qualified stock option grants	5,618	3,284	2,248
Amortization of acquired intangible assets	7,066	7,847	6,209
Amortization of deferred finance costs	4,274	484	452
Total pre-tax adjustments	7,734	19,721	21,444
Tax rate	39.0%	38.5%	38.5%
Tax adjustment	3,016	7,593	8,256
Adjustments, net of tax	4,718	12,128	13,188

Civil money penalty related to customer restitution	4,463	-	-
Stock-based compensation expense - incentive stock option grants	970	1,290	1,896
Total after tax adjustments	5,433	1,290	1,896

Adjusted net income	$21,010	$28,385	$29,212

The adjusted EBITDA and adjusted net income measures presented in this annual report on Form 10-K may not be comparable to similarly titled measures presented by other companies, and may not be identical to corresponding measures used in our various agreements, in particular our credit facility agreement.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2015, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	5+ Years	All Other
	(in thousands)
Long-term debt obligations (1)	$36,633	$–	$29,000	$590	$7,043	$–
Interest payments on long-term debt obligations (1)	3,562	1,365	1,182	162	853	–
Operating lease obligations (2)	2,697	708	870	610	509	–
Purchase obligations (3)	5,411	2,919	2,492	–	–	–
Uncertain tax positions and related interest (4)	353	–	–	–	–	353
Total contractual obligations	$48,656	$4,992	$33,544	$1,362	$8,405	$353

(1)

We have a variable rate senior secured revolving credit facility which matures on October 16, 2017, and a fixed rate loan payable which has a maturity date of 2041 and in which payments commence in 2019. Interest payments have been estimated assuming that the long-term debt is outstanding until maturity and the interest rate on our senior secured revolving credit facility remains consistent with our weighted average interest rate as of December 31, 2015.

(2)	We lease certain property in various locations under non-cancelable operating leases.
(3)	Purchase obligations include minimum amounts committed under contracts for services.
(4)	We are unable to reasonably estimate the timing of such liability and interest payments in individual years due to uncertainties in the timing of the effective settlement of tax positions.

Real Estate Development Project

During 2011 and 2012, we completed a project that developed two previously existing commercial buildings located in New Haven, Connecticut into our new corporate headquarters. We moved into the redeveloped buildings at the end of 2011. Our net cost has been reduced by federal tax credits, state grants and other programs described below. The real estate development project was funded using existing cash, cash generated from operations, various credits and grants and other financing. A summary of the subsidies, grants and credits we received and the conditions associated with these subsidies, grants and credits is included in “Note 13 – Real Estate Development Project and Related Transactions” of our consolidated financial statements.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, change in our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. During the year ended December 31, 2015, we retrospectively adopted Accounting Standards Update, or ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. This ASU eliminates the requirement to present deferred tax assets and liabilities as current and non-current on the balance sheet. Instead, all deferred tax assets and liabilities are now classified as non-current. The adoption of ASU 2015-17 resulted in a decrease in current assets and total assets of $3.7 million and a corresponding decrease in non-current liabilities and total liabilities of $3.7 million as of December 31, 2014, compared to those amounts previously reported. As of the filing of this report, there were no new accounting standards issued that we expect to have a material impact on our consolidated financial position, results of operations or liquidity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our Credit Facility accrues interest at a rate equal to a base rate or Eurodollar rate plus an applicable margin. Based upon a sensitivity analysis at January 1, 2016, assuming average outstanding borrowings during the year ended December 31, 2015 of $60.0 million, a hypothetical 50 basis point increase in interest rates would result in an increase in interest expense of $0.3 million.

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

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act and as required by Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, these disclosure controls and procedures are effective to provide reasonable assurance that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes: maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included elsewhere in this annual report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

 The information required by this item with respect to our executive officers is provided under the caption entitled “Executive Officers of the Registrant” in Part I of this annual report on Form 10-K and is incorporated by reference herein. The rest of the information required by this Item will be included in our Proxy Statement for the 2016 Annual Meeting of Stockholders set forth under the captions “General Information About the Board of Directors” and “Election of Directors,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2015 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be included in our Proxy Statement for the 2016 Annual Meeting of Stockholders set forth under the captions “Director Compensation,” “Named Executive Officer Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2015 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included in our Proxy Statement for the 2016 Annual Meeting of Stockholders set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2015 and is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this Item will be included in our Proxy Statement for the 2016 Annual Meeting of Stockholders set forth under the caption “Certain Relationships and Related Transactions,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2015 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be included in our Proxy Statement for the 2016 Annual Meeting of Stockholders set forth under the headings “Fees Billed by Principal Accountant” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2015 and is incorporated herein by reference.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2015 to be signed on their behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2016

Higher One Holdings, Inc.

/s/ Marc Sheinbaum
Marc Sheinbaum Chief Executive Officer and President (Duly authorized officer and principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Sheinbaum
Marc Sheinbaum	President, Chief Executive Officer and Director (principal executive officer)	March 14, 2016

/s/ Christopher Wolf
Christopher Wolf	Executive Vice President and Chief Financial Officer (principal financial officer)	March 14, 2016

/s/ Paul Biddelman
Paul Biddelman	Chairman of the Board of Directors	March 14, 2016

/s/ Thomas Anderson
Thomas Anderson	Director	March 14, 2016

/s/ Samara Braunstein
Samara Braunstein	Director	March 14, 2016

/s/ Michael Collins
Michael Collins	Director	March 14, 2016

/s/ David Cromwell
David Cromwell	Director	March 14, 2016

/s/ Sheldon Goldfarb
Sheldon Goldfarb	Director	March 14, 2016

/s/ Robert Hartheimer
Robert Hartheimer	Director	March 14, 2016

/s/ Lowell Robinson
Lowell Robinson	Director	March 14, 2016

/s/ Mark Volchek
Mark Volchek	Director	March 14, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Higher One Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Higher One Holdings, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2015 and 2014 due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

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

/s/ PricewaterhouseCoopers LLP

March 14, 2016

Stamford, CT

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2015 and 2014

(In thousands of dollars, except share and per share amounts)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$26,868	$40,022
Investments in marketable securities	-	249
Accounts receivable	5,052	4,765
Income receivable	9,227	9,053
Prepaid expenses and other current assets	8,059	7,697
Current assets of discontinued operations	-	4,272
Total current assets	49,206	$66,058
Deferred costs	3,753	4,187
Fixed assets, net	42,288	46,315
Intangible assets, net	31,430	37,106
Goodwill	53,022	53,022
Loan receivable related to New Markets Tax Credit financing	7,633	7,633
Other assets	2,909	2,523
Restricted cash	2,729	2,725
Non-current assets of discontinued operations	-	33,983
Total assets	$192,970	$253,552

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,040	$3,276
Accrued expenses	19,675	25,833
Deferred revenue	17,145	16,216
Current liabilities of discontinued operations	-	9,060
Total current liabilities	$39,860	$54,385
Deferred revenue and other non-current liabilities	5,414	3,858
Loan payable and deferred contribution related to New Markets Tax Credit financing	8,561	8,871
Debt	29,000	94,000
Deferred tax liabilities	1,404	95
Non-current liabilities of discontinued operations	-	161
Total liabilities	$84,239	$161,370
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 59,921,503 shares issued and 48,008,477 shares outstanding at December 31, 2015; 59,570,839 shares issued and 47,657,813 shares outstanding at December 31, 2014	60	60
Additional paid-in capital	191,391	185,588
Treasury stock, 11,913,026 shares at December 31, 2015 and 2014	(137,899)	(137,899)
Accumulated other comprehensive loss	(113)	-
Retained earnings	55,292	44,433
Total stockholders’ equity	108,731	92,182
Total liabilities and stockholders’ equity	$192,970	$253,552

The accompanying notes are an integral part of these consolidated financial statements.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

For the Years Ended December 31, 2015, 2014 and 2013

(In thousands of dollars, except shares and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Account revenue	$115,183	$131,053	$135,847
Payment transaction revenue	64,059	58,231	41,109
Higher education institution revenue	24,197	24,219	21,998
Other revenue	769	910	1,012
Gross revenue	204,208	214,413	199,966
Less: allowance for customer restitution	(46,250)	(8,750)	-
Revenue	157,958	205,663	199,966
Cost of revenue	99,534	100,607	87,014
Gross margin	58,424	105,056	112,952
Operating expenses:
General and administrative	65,728	61,150	55,112
Product development	6,579	5,840	6,440
Sales and marketing	13,909	15,958	15,079
Restructuring charge	680	-	-
Civil money penalty and administrative costs related to customer restitution (2015) and litigation settlement and related costs (2013)	6,026	-	16,320
Costs related to planned disposal of disbursements business (2015) and merger and acquisition related expenses (2013)	436	-	502
Total operating expenses	93,358	82,948	93,453
Income (loss) from continuing operations	(34,934)	22,108	19,499
Interest income	82	92	88
Interest expense	(6,073)	(2,546)	(2,392)
Other income (loss)	1,435	678	622
Net income (loss) before income taxes from continuing operations	(39,490)	20,332	17,817
Income tax (expense) benefit from continuing operations	13,055	(8,036)	(7,225)
Net income (loss) from continuing operations	(26,435)	12,296	10,592
Discontinued operations:
Income from discontinued operations	2,145	4,310	5,663
Gain on disposal	58,153	-	-
Income tax expense	(23,004)	(1,639)	(2,127)
Net income from discontinued operations	37,294	2,671	3,536
Net income	$10,859	$14,967	$14,128

Earnings per share of common stock - basic
Net income (loss) from continuing operations	$(0.55)	$0.26	$0.23
Net income	$0.23	$0.32	$0.30

Earnings per share of common stock - diluted
Net income (loss) from continuing operations	$(0.55)	$0.26	$0.22
Net income	$0.23	$0.31	$0.29

Weighted average shares outstanding
Basic	47,653,763	47,209,780	46,717,539
Diluted	48,172,811	48,050,039	48,368,365

Net income	$10,859	$14,967	$14,128
Other comprehensive loss
Foreign currency translation adjustment	(113)	-	-
Comprehensive income	$10,746	$14,967	$14,128

The accompanying notes are an integral part of these consolidated financial statements.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2015, 2014 and 2013

(In thousands of dollars, except share amounts)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Income	Earnings	Equity
Balance at December 31, 2012	46,660,781	$59	$174,218	$(131,903)	$-	$15,338	$57,712
Stock-based compensation	-	-	4,305	-		-	4,305
Issuance of restricted stock, net of cancellations	70,882	-	-	-		-	-
Tax benefit related to options	-	-	1,514	-		-	1,514
Repurchase of common stock	(528,403)	-	-	(5,996)		-	(5,996)
Exercise of stock options	912,524	1	1,302	-		-	1,303
Net income	-	-	-	-		14,128	14,128
Balance at December 31, 2013	47,115,784	$60	$181,339	$(137,899)	$-	$29,466	$72,966
Stock-based compensation	-	-	4,707	-		-	4,707
Issuance of restricted stock, net of cancellations	355,853	-	-	-		-	-
Reversal of tax benefit related to options	-	-	(661)	-		-	(661)
Exercise of stock options	186,176	-	203	-		-	203
Net income	-	-	-	-		14,967	14,967
Balance at December 31, 2014	47,657,813	$60	$185,588	$(137,899)	$-	$44,433	$92,182
Foreign exchange translation adjustment	-	-	-	-	(113)	-	(113)
Stock-based compensation	-	-	6,653	-		-	6,653
Reversal of tax benefit related to options	-	-	(1,206)	-		-	(1,206)
Exercise of stock options	350,664	-	356	-		-	356
Net income	-	-	-	-		10,859	10,859
Balance at December 31, 2015	48,008,477	$60	$191,391	$(137,899)	$(113)	$55,292	$108,731

The accompanying notes are an integral part of these consolidated financial statements.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015, 2014 and 2013

(In thousands of dollars)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$10,859	$14,967	$14,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,618	19,072	14,620
Amortization of deferred finance costs	4,275	484	452
Gain on disposition of data analytics business	(58,153)	-	-
Stock-based compensation	6,589	4,574	4,144
Deferred income taxes	255	2,967	(6,587)
Income tax benefit related to exercise of stock options	(14)	(49)	(1,514)
Non-cash fair value adjustment of contingent consideration	-	-	(5,750)
Other non-cash income	(314)	(35)	(309)
Loss on disposal of fixed assets	149	118	28
Changes in operating assets and liabilities:
Accounts receivable	528	(182)	(3,117)
Income receivable	(174)	(2,373)	786
Deferred costs	(498)	(2,250)	(1,392)
Prepaid expenses and other current assets	943	(3,548)	6,770
Other assets	(386)	(1,612)	(355)
Accounts payable	(299)	(528)	31
Accrued expenses	(6,000)	(4,776)	19,384
Deferred revenue	2,008	3,381	6,190
Net cash provided by operating activities	(18,614)	30,210	47,509
Cash flows from investing activities
Purchases of fixed assets, net of changes in payables of $-, $1,278 and $(163), respectively	(2,681)	(3,487)	(6,761)
Cash paid for acquired businesses	-	-	(47,250)
Additions to internal use software	(4,478)	(5,295)	(2,725)
Deposits to restricted cash	-	-	(1,250)
Proceeds from disposition of data analytics business	52,063	-	-
Proceeds from sale of investments and amounts received from restricted cash	249	25	2,000
Proceeds from disposition of equity method investment	-	3,581	(3,856)
Proceeds from development related subsidies	-	3,468	-
Net cash provided by (used in) investing activities	45,153	(1,708)	(59,842)
Cash flows from financing activities
Proceeds from line of credit	-	15,000	52,000
Repayments of line of credit	(35,000)	(10,000)	(43,000)
Payment of deferred financing costs	(4,990)	-	(251)
Tax benefit related to exercise of stock options	14	49	1,514
Proceeds from exercise of stock options	356	203	1,303
Purchases of common stock	-	-	(5,996)
Net cash provided by (used in) financing activities	(39,620)	5,252	5,570
Effect of exchange rate changes on cash	(73)	-	-
Net change in cash and cash equivalents	(13,154)	33,754	(6,763)
Cash and cash equivalents at beginning of period	40,022	6,268	13,031
Cash and cash equivalents at end of period	$26,868	$40,022	$6,268

Supplemental information:
Amount directly paid to reduce line of credit in connection with disposition of data analytics business	30,000	-	-
Income tax paid	10,064	9,549	11,977
Cash paid for interest	2,904	2,851	2,791

The accompanying notes are an integral part of these consolidated financial statements.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

1.	Nature of Business and Organization

Business Overview

Higher One Holdings, Inc., or HOH, is a leading provider of technology and payment services to the higher education industry. HOH, through its subsidiaries, provides a comprehensive suite of disbursement and payment solutions specifically designed for higher education institutions and their students. We have developed and acquired proprietary software-based solutions to provide these services. HOH is incorporated in Delaware and maintains its headquarters in New Haven, Connecticut. HOH has a wholly-owned subsidiary, Higher One, Inc., or HOI, which has two wholly-owned subsidiaries, Higher One Machines, Inc., or HOMI, and Higher One Real Estate, Inc., or Real Estate Inc.  HOI and HOMI together own 99.995% of Higher One Financial Technology Private Limited, or HOFTPL.  Real Estate Inc. has a 98% ownership interest in Higher One Real Estate SP, LLC, or Real Estate LLC.  HOMI and HOFTPL perform certain of our operational support functions. Real Estate Inc. and Real Estate LLC were each formed to hold and operate certain of our real estate.

Significant Transactions

As further described in Note 3, on October 14, 2015, we entered into an Asset Purchase Agreement, the Campus Labs Asset Purchase Agreement, with CL NewCo, Inc., an affiliate of Leeds Equity Partners, for the sale of substantially all of the assets of our data analytics business. On November 25, 2015, we completed that sale pursuant to the terms of the Campus Labs Asset Purchase Agreement. The financial results of the data analytics business are reported as discontinued operations for the years ended December 31, 2015, 2014 and 2013, respectively.

In addition, as further described in Note 19, on December 15, 2015, we entered into an Asset Purchase Agreement, the Disbursements Asset Purchase Agreement, with Customers Bank, or Bank and Customers Bancorp, Inc., or Bancorp, and together with Bank, Buyer, under which Buyer agreed to purchase substantially all of the assets and assume certain of the liabilities of our refund disbursement business. Buyer is one of our current bank partners.

2.	Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements reflect the financial position and results of operations of HOH and our majority and wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

Prior Period Reclassifications

On November 25, 2015, we sold our data analytics business. The data analytics sale is reported as discontinued operations, which requires retrospective restatement of prior periods to classify the results of operations as discontinued operations. We have also reclassified the assets and liabilities that were sold to “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the consolidated balance sheet as of December 31, 2014. No data analytics assets or liabilities that were sold remain on the consolidated balance sheet as of December 31, 2015. The financial results of the data analytics business is presented as “discontinued operations” on the consolidated statements of operations and comprehensive income for the fiscal years ended December 31, 2015, 2014 and 2013. See Note 3 – Discontinued Operations for additional information. The notes to our consolidated financial statements relate to our continuing operations only, unless otherwise indicated. Reclassification of prior period amounts related to discontinued operations as a result of the sale of the data analytics business have been made to conform to the current period financial statement presentation.

In addition, prior period amounts were reclassified as a result of our adoption of ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which resulted in a decrease in current assets and total assets of $3.7 million and a corresponding decrease in non-current liabilities and total liabilities of $3.7 million. There were no other reclassifications except for amounts related to discontinued operations and the adoption of ASU 2015-17.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates include those related to contingent liabilities, valuation of deferred taxes, provision for operational losses, valuation and allocation of goodwill and acquired intangible assets and assumptions used in the valuation of stock options. Actual results could differ from these estimates.

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

December 31, 2015

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

We had no recorded unrealized gains or losses from investments as of either December 31, 2015 or 2014 and there is no difference between the amortized cost and fair value of the securities we held. The fair value of our cash equivalents as of December 31, 2015 and 2014 was valued based upon Level 1 inputs.

Concentration of Credit Risk

Our potential concentration of credit risk consists primarily of trade accounts receivable from university clients. For the years ended December 31, 2015, 2014 and 2013, no university client individually accounted for more than 10% of trade accounts receivable or revenue.

Fixed Assets

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  We reflect grants, credits, and subsidies received in connection with our real estate development project, including capital-based investment grants and investment tax credits, as reductions in the net carrying value of the building.

Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of consideration transferred over the fair values assigned to the underlying net identifiable assets of acquired businesses. We test goodwill for impairment annually on October 31, or whenever events or changes in circumstances indicate that impairment may have occurred, by comparing its fair value to its carrying value. Impairment may result from, among other things, deterioration in the performance of an acquired business, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business, and a variety of other circumstances. If it is determined that impairment has occurred, we record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. We test intangible assets for impairment whenever events occur indicating that the carrying value may be impaired. No impairments of goodwill or intangible assets were recorded during the years ended December 31, 2015, 2014 and 2013.

As further described in Segments below, we currently have two reportable segments: Disbursements and Payments, which are organized according to the type of service that each offers to our target markets – higher education institutions and their students. Each of these business units is also an operating segment and a reporting unit for purposes of our goodwill impairment testing. During the year ended December 31, 2015, we disposed of one of our prior reportable segments, our data analytics segment, and have reflected the results of the operations of this segment as discontinued operations.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

Intangible assets are amortized using an estimate of the pattern in which the intangible asset’s benefits are utilized, or the straight-line method if such a pattern cannot be determined, over the following estimated useful lives of the assets:

	Years
Completed technology	3	to	7
Customer relationships	4	to	12
Non-compete agreements		5
Tradenames	9	to	10

The costs of defending and protecting patents are expensed. All costs incurred to the point when a patent application is to be filed are expensed as incurred.

Impairment of Long-Lived Assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of a long-lived asset to the sum of undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the difference between fair value of the asset compared to its carrying amount.

Capitalized Software

Computer software development costs incurred in the preliminary project stage for software to be used for internal use are expensed as incurred until the capitalization criteria have been met. The criteria for capitalization is defined as the point at which the preliminary project stage is complete, we commit to funding the computer software project, it is probable that the project will be completed and the software will be used to perform the function intended. Capitalization ceases at the point that the computer software project is substantially complete and ready for its intended use. The capitalized costs are amortized using the straight-line method over the estimated economic life of the software, generally three years. During the years ended December 31, 2015, 2014 and 2013, approximately $4.6 million, $5.4 million and $2.9 million, respectively, of development costs were capitalized. During the years ended December 31, 2015, 2014 and 2013, approximately $0.2 million, $0.1 million and $0.2 million, respectively, of such costs related to stock-based compensation.

Revenue Recognition and Deferred Revenue

We derive revenues from the delivery of services to higher education institution clients and their constituents such as students, faculty, staff and alumni. Revenues are recognized when persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable and collectability is reasonably assured. We enter into long-term (generally three- or five-year initial term) contracts with higher education institutions to provide payment and refund management disbursement services. Our contracts to provide data analytic services were usually one-year contracts. We categorize revenue as account revenue, payment transaction revenue, higher education institution revenue and other revenue. Deferred revenue consists of amounts billed to or received from clients prior to the performance of services. During 2015 and 2014, we recorded an allowance for customer restitution which is recorded as a reduction of revenue. See Note 17 for further information.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

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

Payment Transaction Revenue

Payment transaction revenue is generated through convenience or service fees charged when students, parents or other payers make payments to higher education institution clients through one of our payment products using a credit or debit card or by students who establish a payment plan through us. Payment transaction revenue is recognized when the transaction giving rise to the convenience fee is processed, or ratably over the duration of the payment plan.

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

We incur set-up and other direct costs of implementation at the outset of certain contracts that are comprised primarily of employee labor costs. These costs are incremental and directly related to a contract.  The costs are thus deferred and amortized to cost of revenue over the expected term of the contract, which is generally three to five years. In instances where a client terminates its contract before the end of the expected term of the contract, we modify the amortization period of the deferred costs of the related contract to equal the remaining period of time until termination of the service. See Note 7 for further information.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

Stock-based Compensation

We measure and recognize compensation expense for share-based awards based on the estimated fair value on the date of grant. We issue new shares upon the exercise of outstanding stock options. We estimate fair value of each option using the Black-Scholes option-pricing model with the following assumptions for stock options granted during the years ended December 31, 2015, 2014 and 2013:

		2015			2014			2013
Expected term (years)	5.0	–	5.9	5.0	–	6.3	5.0	–	6.8
Expected volatility	43.2%	–	44.7%	47.2%	–	54.2%	49.0%	–	54.0%
Risk-free rate	1.5%	–	1.9%	1.5%	–	2.0%	0.9%	–	2.1%
Expected dividends		None			None			None

Expected term is the period of time that the equity grants are expected to remain outstanding. We calculate the expected life of the options using the “simplified method.” We use the simplified method, because we do not yet have sufficient historical exercise data as a publicly traded company to provide a reasonable basis to estimate the expected term. We use the midpoint between the end of the vesting period and the contractual life of the grant to estimate option exercise timing. The simplified method was applied for all options granted during 2015, 2014 and 2013.

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

Restricted stock awards and units are stock awards which entitle the holder to receive shares of our common stock as the award vests over time. The fair value of each restricted stock award and restricted stock unit is estimated using the intrinsic value method which is based on the fair market value price on the date of grant. Compensation expense for restricted stock awards is recognized ratably over the vesting period on a straight-line basis.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

Provision for OneAccount Losses

We have entered into agreements with third party FDIC-insured banks to hold all deposit accounts of our accountholders. Although those deposit funds are held by the third-party banks, we are liable to the banks for any uncollectible accountholder overdrafts and any other losses due to fraud or theft. We provide reserves for our estimated overdraft liability and our estimated uncollectible fees to the third-party banks. The provision for these reserves is included within the cost of revenue on the accompanying consolidated financial statements. Such reserve is based upon an analysis of outstanding overdrafts and historical repayment rates. See Note 10 for further information. We also record an estimated liability for losses due to fraud or theft based on transactions that have been disputed by our accountholders but where such disputes have not been resolved as of the end of the reporting period. Such reserve is based on our historical rate of loss on such transactions.

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

We utilize a more-likely-than-not recognition threshold, based on the technical merits of the tax position taken, when we consider the need for a provision related to an uncertain tax provision. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of the tax benefits, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement. We recognize interest and penalties related to income tax matters in income tax expense.

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

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

Basic and Diluted Net Income Available to Common Stockholders per Common Share

Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per common share, the basic weighted-average number of shares is increased by the dilutive effect of restricted stock, warrants and stock options using the treasury-stock method. The treasury-stock method assumes that the options or warrants are exercised at the beginning of the year (or date of issue, if later), and that the company uses those proceeds to purchase common stock for treasury at the average price for the reporting period. In periods in which we have a net loss, including a period where we have a net loss from continuing operations, diluted loss per share is calculated by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period.

The following table provides a reconciliation of the amounts used in computing basic and diluted net income available to common stockholders per common share:

Basic and Diluted Net (Loss) Income Per Share	Years Ended December 31,
(in thousands, except per share)	2015	2014	2013

Numerator:
(Loss) income from continuing operations	$(26,435)	$12,296	$10,592
Income from discontinued operations	37,294	2,671	3,536
Total	10,859	14,967	14,128
Denominator:
Denominator for basic net (loss) income per share – weighted average shares outstanding	47,653,763	47,209,780	46,717,359
Dilutive options outstanding and unvested stock units	519,048	840,259	1,651,006
Denominator for diluted net (loss) income per share – adjusted weighted average shares outstanding	48,172,811	48,050,039	48,368,365

Net (loss) income per basic share:
Continuing operations	$(0.55)	$0.26	$0.23
Discontinued operations	0.78	0.06	0.08
Net income per basic share	$0.23	$0.32	$0.30

Net (loss) income per diluted share:
Continuing operations	$(0.55)	$0.26	$0.22
Discontinued operations	0.77	0.05	0.07
Net income per diluted share	$0.23	$0.31	$0.29

The dilutive effect of stock options and warrants totaling 3,886,129, 3,022,492 and 2,161,583 were not included in the computation of diluted net income per basic share for the years ended December 31, 2015, 2014 and 2013, respectively, because their effect would be anti-dilutive. Anti-dilutive securities are securities that upon conversion or exercise increase earnings per share (or reduce the loss per share).

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

Treasury Stock

Treasury stock is recorded at cost.

International Operations and Foreign Currency

Assets and liabilities of our foreign subsidiary are translated to U.S. dollars at period end exchange rates, and capital stock amounts are translated as historical rates. Income statement amounts are translated using the average rates during the period. The resulting translation adjustments are excluded from net earnings and are accumulated as a separate component of stockholders equity. Foreign currency transactions gains and losses are included within the results of operations in the periods in which they occur.

Comprehensive Net Income

Comprehensive net income includes net income, combined with any unrealized gains and losses not included in earnings. Comprehensive net income is reflected as a separate component of stockholders’ equity. Our comprehensive income consists of both net income and foreign currency translation adjustments and it is presented in the accompanying consolidated statements of operations and comprehensive income.

Segment Information

We previously operated in one business segment: providing technology, data analytics and payment services to the higher education industry. We provided products and services to two distinct, but related, target markets, higher education institutions and their students. As a result of changes instituted by our chief operating decision maker (in our case, our chief executive officer) in the first quarter of 2015, including the type of financial information being reviewed on a regular basis and the way in which resource allocation decisions are made, we began to disclose three reportable segments during 2015: Disbursements, Payments and Data Analytics. We sold our data analytics segment in the fourth quarter of 2015 and the results of that segment have been reflected in discontinued operations. As a result of the change in our segment disclosure in 2015, we have revised our financial statements to include segment disclosures for the years ended December 31, 2014 and 2013.

Each of the reportable segments are organized according to the type of service that each offers to our target markets – higher education institutions and their students. Each of our reportable segments is also an operating segment and a reporting unit. The Disbursements segment includes our Refund Management® disbursement service, which is offered to higher education institution clients, and the OneAccount, an FDIC-insured online checking account that is offered to students, as well as faculty, staff and alumni. The Payments segment includes our CASHNet® payment processing suite and our Campus Solutions suite, both of which enable higher education institutions to accept online payments, automate certain billing and processing functions and offer tuition payment plans. The Data Analytics segment offered our Campus Labs analytics solutions suite for assessment in higher education, which combine data collection, reporting, organization and campus-wide integration.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. This ASU eliminates the requirement to present deferred tax assets and liabilities as current and non-current on the balance sheet. Instead, all deferred tax assets and liabilities are now classified as non-current. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. We retrospectively adopted ASU 2015-17 as of December 31, 2015. The adoption of ASU 2015-17 resulted in a decrease in current assets and total assets of $3.7 million as of December 31, 2014 and a corresponding decrease in non-current liabilities and total liabilities of $3.7 million.

In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue From Contracts With Customers, that outlines a single model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This standard will be effective for fiscal periods beginning after December 15, 2017; early adoption will be permitted, but not earlier than fiscal periods beginning after December 15, 2016. We are currently assessing the impact that this standard will have on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will require, among other items, lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We currently assessing the impact that this standard will have on our consolidated financial statements.

3.	Discontinued Operations – Disposition of Data Analytics business

On October 14, 2015, we entered into an Asset Purchase Agreement, the Campus Labs Asset Purchase Agreement, with CL NewCo, Inc., an affiliate of Leeds Equity Partners, for the sale of substantially all of the assets of our data analytics business. On November 25, 2015, we completed that sale. Pursuant to the terms of the Campus Labs Asset Purchase Agreement, the parties agreed upon a purchase price of $91.0 million, subject to adjustment to reflect changes in certain working capital items prior to the closing. At the closing, the purchase price was reduced by $4.0 million to reflect estimated closing date net working capital.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

At the time of closing, (1) we received total cash consideration of approximately $55.2 million, (2) CL NewCo, Inc. paid $30 million on our behalf to reduce the amount outstanding under our credit facility, and (3) CL NewCo, Inc. placed $1.9 million into an escrow account for potential indemnification claims and a future working capital adjustment. We have recorded the interest expense associated with the $30.0 million that was paid on our behalf to reduce the amount outstanding under our credit facility as an expense in discontinued operations. We have not allocated any other interest expense to discontinued operations.

The financial results of the data analytics business are reported as discontinued operations for the years ended December 31, 2015, 2014 and 2013, respectively. In connection with this transaction, we sold net assets of approximately $25.3 million to CL Newco, Inc. and incurred transaction costs of $3.1 million. During the year ended December 31, 2015, we recognized a gain of approximately $36.0 million, net of tax, on the sale of the data analytics business. This gain is recorded within discontinued operations in the consolidated statements of operations and comprehensive income.

We have classified the assets and liabilities that were sold as “assets of discontinued operations” and “liabilities of discontinued operations” within current and non-current assets and liabilities, respectively, on the consolidated balance sheets as of December 31, 2014. As of December 31, 2014, the carrying amount of goodwill related to the data analytics business was $14.4 million and this balance was reclassified to non-current assets of discontinued operations. No assets and liabilities of the data analytics business that were sold remain on the consolidated balance sheet as of December 31, 2015.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the data analytics business as of December 31, 2014:

As of
(in thousands)	December 31, 2014
Assets of discontinued operations:
Accounts receivable	$4,164
Prepaid expenses and other current assets	108
Current assets of discontinued operations	4,272

Fixed Assets, net	453
Intangible assets, net	19,149
Goodwill	14,381
Non-current assets of discontinued operations	33,983
Total assets of discontinued operations	$38,255
Liabilities of discontinued operations:
Accounts payable and accrued expenses	$102
Deferred revenue	8,958
Current liabilities of discontinued operations	9,060
Deferred revenue and other non-current liabilities	161
Total liabilities of discontinued operations	$9,221

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

The following table presents the statements of operations for the discontinued operations of the data analytics business:

	For the Years Ended December 31,
(in thousands)	2015	2014	2013
Revenue	$15,391	$14,448	$11,157
Cost of revenue	2,080	1,782	1,810
Gross margin	13,311	12,666	9,347
Operating expenses
General and administrative	5,678	4,142	3,443
Product development	1,590	1,354	2,865
Sales and marketing	2,721	2,140	1,979
Merger and acquisition related	—	—	(5,293)
Interest expense	1,177	720	690
Gain on sale of discontinued operations	58,153	—	—
Income from discontinued operations before income tax	60,298	4,310	5,663
Income tax expense	23,004	1,639	2,127
Income from discontinued operations, net of tax	$37,294	$2,671	$3,536

Depreciation and amortization expense of $2.7 million, $2.2 million and $1.9 million is included in income from discontinued operations during the years ended December 31, 2015, 2014 and 2013, respectively. Capital expenditures, including costs associated with developing internal use software, of $1.9 million, $1.6 million and $0.1 million were incurred related to the data analytics segment during the years ended December 31, 2015, 2014 and 2013, respectively.

4.	Acquisition

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

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

We completed the acquisition on May 7, 2013, and used borrowing available under our credit facility to pay the purchase price and related transaction costs.  The Campus Solutions business provided refund disbursement and payment processing solutions, including tuition payment plans, to education institutions.  The acquisition of the Campus Solutions business significantly increased the number of our higher education institution clients to whom we provide refund disbursement and payment processing services. The net assets and results of operations of the Campus Solutions business are included in our consolidated financial statements from May 7, 2013. Assets acquired and liabilities assumed were recorded at their fair values as of May 7, 2013.

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

The acquired intangible assets are being amortized each year based on a straight-line method over the estimated useful life of the asset.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

	Weighted- average amortization period (in years)	Amount
Customer relationships	11	$23,130
Completed technology	3	2,720
Total acquired intangible assets	10	$25,850

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

The Campus Solutions business does not constitute a separate operating segment. We integrated the Campus Solutions business into our existing business. We concluded that our operating segment was a single reporting unit at the time of the acquisition. Our single operating segment did not have any components that constituted a separate business for which discrete information was available at that time. We were operating the combined enterprise as one integrated business through the year ended December 31, 2014. Accordingly, the goodwill arising from the acquisition was assigned to our single operating segment and single reporting unit at the time of the acquisition. As a result of the change in our segment disclosure in 2015, we have revised our financial statements to include segment disclosures for the years ended December 31, 2014 and 2013. See Note 19 for further information. We reported revenues totaling approximately $13.2 million from the Campus Solutions acquisition from the acquisition date of May 7, 2013 through December 31, 2013.

Pro Forma Financial Information (Unaudited)

The financial information in the table below summarizes the combined results of operations of Campus Solutions and us on a pro forma basis. The financial information is presented as though the acquisition of Campus Solutions occurred on January 1, 2012. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes amortization expense from acquired intangible assets, adjustments to interest expense, interest income and related tax effects.

Year Ended December 31,
in thousands (other than share and per share information)	2013
Revenues	$208,756
Net income	$11,034
Basic earnings per share	$0.24
Basic weighted average number of common shares outstanding	46,717,359
Diluted earnings per share	$0.23
Diluted weighted average number of common and common equivalent shares outstanding	48,368,365

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

5.	Fair Value Measurements

A summary of the activity of the fair value measurements for certain assets and liabilities using unobservable inputs (Level 3 Assets and Liabilities) for the year ended December 31, 2013 is as follows (in thousands):

	Beginning Value of Level 3 Measurements	New Level 3 Measurements	Gain Recognized in Earnings	Settlements	Ending Fair Value of Level 3 Measurements
Year ended December 31, 2013:
Contingently returnable escrow receivable asset	$–	$136	$–	$(136)	$–

Contingent consideration liability	$5,750	$–	$(5,750)	$–	$–

Our contingently returnable escrow receivable was valued using probability-weighted, future possible expected outcomes.  The unobservable input utilized in the determination of this receivable was our estimation of which clients of Campus Solutions subject to the escrow agreement would agree to the assignment of their contracts to us (see “Note 3 – Business Combinations” for additional information related to this arrangement).

Our contingent consideration liability related to the data analytics segment and was valued using probability-weighted, future possible expected outcomes and an appropriate discount rate. The unobservable input utilized in the determination of this liability was our estimation of the range of revenues which were expected to be achieved by the data analytics business during 2013. During the year ended December 31, 2013, we reduced the range of revenues utilized to estimate the contingent consideration liability to reflect our estimates regarding the revenue to be earned by the data analytics business during 2013. The $5.8 million adjustment recognized in earnings during the year ended December 31, 2013 is reflected in income from discontinued operations.

We had no assets or liabilities which required fair value measurements using unobservable inputs in 2015 and 2014. We had no unrealized gains or losses from investments as of December 31, 2015 and 2014, and there is no difference between the amortized cost and fair value of the securities we held.

The carrying amounts of our cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value, because of the short-term nature of these instruments. The carrying amount of our debt outstanding under our credit facility approximates fair value. Our loan receivable related to New Markets Tax Credit financing is a debt instrument that we classify as held to maturity and is recorded at amortized cost. The carrying value of both our loan receivable and loan payable related to New Markets Tax Credit financing approximates fair value as of December 31, 2015. The fair value of our loan payable and loan receivable related to New Markets Tax Credit financing was estimated using discounted cash flow analysis based on rates for similar types of arrangements.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

6.	Restricted Cash

We have deposited various amounts of cash with our bank partners in connection with the deposit processing services that they provide to us. The amounts are reflected in non-current restricted cash as of December 31, 2015 and 2014.

In February 2011, we deposited $1.1 million into an escrow account to fulfill our obligations related to a sales and use tax agreement with the Connecticut Development Authority. This amount is reflected on the consolidated balance sheet as noncurrent restricted cash as of December 31, 2015 and 2014.  See Note 13 for additional information.

We accept payments on behalf of educational institutions and subsequently remit these payments to the education institutions. The amounts received are maintained in segregated accounts for the benefit of either the institution or the payer. There were approximately $129.9 million and $127.3 million of such funds as of December 31, 2015 and 2014, respectively. These deposits are not our funds and therefore are not included in the accompanying condensed consolidated balance sheets.

7.	Deferred Costs

Deferred costs consist of the following:

	December 31,
	2015	2014
Deferred implementation costs	$13,542	$13,016
Deferred financing costs	7,870	2,880
Less: Accumulated amortization	(17,629)	(11,709)
Deferred costs, net	$3,753	$4,187

For the years ended December 31, 2015, 2014 and 2013, we deferred $5.5 million, $2.2 million and $1.6 million, respectively, of such costs. Amortization of deferred costs for the years ended December 31, 2015, 2014 and 2013 was $5.9 million, $2.4 million and $1.9 million, respectively. Amortization of deferred financing costs is charged to interest expense. Amortization of deferred implementation costs is charged to cost of revenue.

8.	Fixed Assets

Fixed assets consist of the following:

	Estimated Useful Life			December 31,
	(in years)			2015	2014

Building and building improvements	10	or	39	$33,020	$30,884
Computers and software	3	-	10	25,564	24,487
Equipment		7		14,392	13,461
Furniture and fixtures		5		1,088	1,091
Leasehold improvements		5		508	508
Assets under construction				330	588
				74,902	71,019
Less: Accumulated depreciation				(32,614)	(24,704)
Fixed assets, net				$42,288	$46,315

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

Depreciation and amortization of fixed assets for the years ended December 31, 2015, 2014 and 2013 was $8.8 million, $7.8 million and $6.4 million, respectively.

See Note 13 for further information on our building and building improvements.

9.	Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

	Weighted Average Amortization Period	December 31,
	(in years)	2015	2014
Goodwill		$53,022	$53,022

Completed technology	7	$9,724	$9,724
Internal use software	3	11,187	9,254
Contracts and customer lists	11	34,161	34,161
Tradenames and domain names	9	450	450
Covenants not to compete	5	4,016	4,016
Internal use software in development		2,591	1,794
		62,129	59,399
Less: Accumulated amortization		(30,699)	(22,293)
Intangible assets, net		$31,430	$37,106

There were no changes in goodwill related to our continuing operations from December 31, 2013 through December 31, 2015. Intangible assets from acquisitions are amortized over three to twelve years. Amortization expense related to intangible assets was approximately $8.5 million, $7.1 million and $4.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization related to completed technology is expensed to cost of revenues, while amortization of other intangibles is expensed to general and administrative and sales and marketing expenses.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

Total estimated amortization expense, related to intangible assets, for each of the next five years, as of December 31, 2015, is expected to approximate:

Year Ending December 31,
2016	$8,122
2017	5,217
2018	3,430
2019	3,040
2020	2,103

10.	Provision for OneAccount Losses

Activity in the provision for OneAccount losses for each of the last three years is as follows:

	December 31,
	2015	2014	2013
Prepayment of OneAccount losses, beginning	$775	$805	$4,463
Provision for OneAccount losses	(4,203)	(4,425)	(5,948)
Payments to third party for losses	4,094	4,395	2,290
Prepayment of OneAccount losses, ending	$666	$775	$805

The balance as of December 31, 2015 and 2014 is included within prepaid expenses and other current assets on the accompanying balance sheet.

11.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2015	2014
Allowance for restitution related to consent order and related administrative costs	$1,250	$9,278
Compensation and benefits	6,519	4,214
Bank and payment processing expenses	6,082	5,977
Data processing	2,359	2,806
Other	3,465	3,558
Accrued expenses	$19,675	$25,833

12.	Credit Facility

On October 16, 2012, HOI terminated its then existing credit facility and entered into a new five-year senior secured revolving credit facility in an amount of $200.0 million, or the Credit Facility. All amounts outstanding under the December 2010 Credit Facility, which was $30.0 million, was repaid in full using borrowings available under the Credit Facility. The Credit Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs.  Loans drawn under the Credit Facility are payable in a single maturity on October 16, 2017. As a result of the amendments described below, the total amount of the revolving credit facility as of December 31, 2015 was $64.5 million, of which $29.0 million was drawn at an interest rate of 4.4%.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

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

At our option, amounts outstanding under the Credit Facility accrue interest at a rate equal to either (i) the British Bankers Association LIBOR Rate, or BBA LIBOR, plus a margin of between 1.75% and 2.25% per annum (depending on our funded debt to EBITDA, as defined in the Credit Facility, ratio) or (ii) a fluctuating base rate tied to the federal funds rate, the administrative agent’s prime rate and BBA LIBOR, subject to a minimum of 2%. Interest is payable on the last day of each interest period selected by us under the Credit Facility and, in any event, at least quarterly.  We pay a commitment fee of 0.25% on the daily average undrawn portion of revolving commitments under the Credit Facility, which accrues and is payable quarterly in arrears.

We amended the Credit Facility in February 2015, which modified certain of the financial covenants and other terms of the agreement. As amended, the Credit Facility:

●

was reduced to $140.0 million, with $35.0 million of such facility reserved only for the resolution of certain regulatory matters, as defined in the Credit Facility. The revolving credit facility subsequently was to reduce to $130.0 million and $120.0 million as of December 31, 2015 and 2016, respectively, but the further amendment of the Credit Facility in October 2015 superseded these provisions as described below;

●

required us to maintain a debt to consolidated EBITDA ratio, or leverage ratio, of 2.75 to 1.00 or less for the evaluation periods from March 31, 2015 through September 30, 2016, and of 2.50 to 1.00 or less thereafter;

●

required us to maintain consolidated EBITDA, as defined in the Credit Facility, as amended, on a consolidated basis for the prior four fiscal quarters of at least the following amounts (i) $45.0 million as of March 31, 2015 and June 30, 2015, (ii) $40.0 million as of September 30, 2015 and December 31, 2015, and (iii) $35.0 million as of March 31, 2016 and all future evaluation periods;

●

allowed, at our option, amounts outstanding under the Credit Facility to accrue interest at a rate equal to either (i) the London Interbank Offered Rate, or LIBOR, plus a margin of 4% or (ii) a fluctuating base rate tied to the federal funds rate, the administrative agent's prime rate and LIBOR, plus a margin of 3%;

●	allowed for the payment of up to $75 million related to the settlement of certain regulatory matters, as defined in the Credit Facility;

●	allowed for the exclusion from the computation of consolidated EBITDA, of up to $75.0 million of income statement charges related to certain regulatory matters, as defined in the Credit Facility; and

●

automatically and permanently reduced the revolving credit facility, dollar for dollar up to a maximum reduction in the revolving credit facility of $20.0 million, to the extent that the loss related to those certain regulatory matters is less than $70.0 million.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

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

We further amended the Credit Facility in October 2015, which modified certain of the financial covenants and other terms of the agreement. As amended, the Credit Facility:

●

allowed for the sale of substantially all of the assets of the Campus Labs business, as further described in Note 3 and required us to pay down outstanding loans under the Credit Facility by an amount equal to $30.0 million upon the sale of the Campus Labs business;

●

was reduced to $75.0 million, with $35.0 million of such facility reserved only for the resolution of certain regulatory matters, as defined in the Credit Facility. The revolving credit facility subsequently reduces to $65.0 million and $55.0 million as of June 30, 2016 and December 31, 2016, respectively;

●	requires us to maintain a debt to consolidated EBITDA ratio, or leverage ratio, of 2.00 to 1.00 or less as of December 31, 2015 and all future evaluation periods;

●

requires us to maintain consolidated EBITDA, as defined in the Credit Facility, as amended, on a consolidated basis for the prior four fiscal quarters of at least $25.0 million as of December 31, 2015 and all future evaluation periods; and

●

continues to automatically and permanently reduce the revolving credit facility, dollar for dollar up to a maximum reduction in the revolving credit facility of $20.0 million, to the extent that the loss related to those certain regulatory matters is less than $70.0 million.

We incurred financing costs of $0.3 million during the year ended December 31, 2013, relating to the Credit Facility. In connection with the February 2015 amendment, we paid down the outstanding balance of the Credit Facility by $35.0 million, expensed approximately $0.4 million of previously deferred financing costs and incurred new financing costs of approximately $4.5 million. In connection with the October 2015 amendment, we paid down the outstanding balance of the Credit Facility by $30.0 million, expensed appropriately $1.9 million of previously deferred financing costs and incurred new financing costs of approximately $0.5 million. These financing costs are included in deferred costs on the accompanying consolidated balance sheets.  In December 2015, the amount available under our credit facility was reduced by $10.5 million as a result of the loss related to certain regulatory matters totaling $59.5 million, which was $10.5 million less than the threshold established by the February 2015 amendment. As a result of the decrease in the size of the credit facility, we expensed approximately $0.4 million of previously deferred financing costs.

The Credit Facility contains certain affirmative covenants, including covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral. The Credit Facility also contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of our business and engage in transactions with our affiliates. Acceleration of repayment of the Credit Facility could also occur upon a change of control or if we experience a material adverse change in our operations, condition or prospects. The Credit Facility, as amended, also contains certain financial covenants that require us to maintain EBITDA, as defined in the Credit Facility, on a consolidated basis for the prior four fiscal quarters of at least $25.0 million, a debt to EBITDA ratio of 2.00 to 1.00 or less, and a fixed charge coverage ratio of at least 1.25 to 1.00.  We were in compliance with each of the applicable debt covenants in the Credit Facility, as amended, as of December 31, 2015.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

13.	Real Estate Development Project and Related Transactions

Real Estate Development Project: As of December 31, 2015, we have incurred costs of approximately $30.9 million, net of certain credits described below, on a project that developed two previously existing commercial buildings located in New Haven, Connecticut into our new corporate headquarters, to which we moved at the end of 2011.  Real Estate LLC engaged Winchester Arms NH, LLC to develop the buildings and John Moriarty & Associates, or Moriarty, to be the general contractor for the project.

In February 2011, Real Estate LLC signed a land lease with Science Park Development Corporation, or SPDC, which owns the property on which the two buildings reside, concerning the leasing, expansion and buyout of the land. The lease provides for a long term lease of the land at a nominal cost per year and includes a buyout option for a nominal amount in late 2018.

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

			Up to the full amount of the grant, plus 7.5%.
Connecticut Development Authority Sales and Use Tax Relief Program	1,000	We must maintain corporate headquarters in Connecticut through 2021.	Up to the full amount of benefit received from the program plus 7.5%.
Other contributions	5,423	None	None

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

We provided separate guarantees to each of two departments of the state of Connecticut. One guaranty relates to our obligation to repay a grant if we fail to meet certain criteria, including a specified minimum average employment level in Connecticut for the years 2015 – 2018. The other guaranty relates to our obligation to repay sales and use tax exemptions if we fail to meet certain criteria, including a minimum employment threshold. The maximum potential amount of repayments for these guarantees is approximately $7.0 million.  During the year ended December 31, 2014, we recorded a liability, and corresponding increase in our fixed asset balance, totaling $1.3 million, which represented our best estimate of expected repayments resulting from these guarantees at that time.  During the year ended December 31, 2015, we increased the liability and also increased our fixed asset balance by $2.1 million to reflect our best estimate of expected repayments resulting from these guarantees. The aggregate liability of $3.4 million is recorded within deferred revenue and other non-current liabilities ($3.2 million), as it would not be due until 2019, and accrued expenses ($0.2 million) in our condensed consolidated balance sheet as of December 31, 2015. The increase in liability during the year ended December 31, 2015 is the result of our expectation that we will have fewer employees in the state of Connecticut after completion of the disposition of the disbursements business.

New Market Tax Credit Financing: In December 2011, we consummated a financing transaction related to the federal New Markets Tax Credit, or NMTC, program which provided funding for our real estate development project.  The NMTC program is designed to encourage new or increased investments into operating businesses and real estate projects located in low-income communities.  In connection with this transaction, HOI provided a loan of $7.6 to an unrelated third party.  We consider this loan to be a debt instrument held to maturity which is recorded at amortized cost and the value as of December 31, 2015 approximates fair value.  The loan bears interest at 1.0% which is payable quarterly and matures in December 2041.  Repayments on the loan commence in December 2019.

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

Investment in Winchester Lofts: In connection with the real estate project described above, we made an investment in FC Winchester Lofts Master Tenant, LLC, or the Master Tenant, which maintains and operates a residential development project which is adjacent to our corporate headquarters. When we contributed capital to the project, the power to direct the economically significant activities of the project was held by the other member of the Master Tenant, and as such we were not the primary beneficiary of the Master Tenant.  Accordingly, our investment in the Master Tenant was accounted for as an equity method investment. The equity investment totaled $3.9 million during the year ended December 31, 2013. During the year ended December 31, 2014, we sold our interest in the Master Tenant and recorded a loss on the transaction of $0.3 million, which is reflected in other income (loss) on our accompanying statement of operations.  As a result of the sale of our interest, we do not have any future obligations to the Master Tenant and we are no longer entitled to receive any cash flows generated by the project.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

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

In connection with the acquisition of Campus Labs in 2012, we issued warrants to the former owners of Campus Labs, LLC which allows the former owners to acquire an aggregate of 150,000 shares of our common stock at a price of $11.67 per share. The warrants are first exercisable in August 2017 and expire in August 2022.

Preferred Stock

We are authorized to issue 20,000,000 shares of Preferred Stock with a par value of $0.001 per share.

Treasury Stock

During the year ended December 31, 2013, we purchased 528,403 shares of our common stock at a cost of $6.0 million.

15.	Stock Based Compensation

Our board of directors adopted the 2000 Stock Plan on April 20, 2000. The 2000 Stock Plan, as amended, permitted the granting of stock options and restricted stock to employees and directors not to exceed in the aggregate 11.4 million shares of Common Stock. Such options expire ten years from the date of grant. Options are no longer able to be granted under the 2000 Stock Plan. On March 26, 2010, our Board of Directors adopted the 2010 Equity Incentive Plan, or 2010 Plan. The 2010 Plan was amended in May 2013. The 2010 Plan permits the granting of stock options, restricted stock and other stock-based awards to employees and directors not to exceed in the aggregate 5.76 million shares of Common Stock. Options for our employees under the 2000 Plan and 2010 Plan vest over time, with vesting periods of up to five years. In addition to the time-based vesting awards, there are also 600,000 outstanding performance based options which vest if annual increases in Adjusted EBITDA are achieved.  The performance-based options are not considered likely to vest based on the performance criteria of the awards.  We grant both incentive and nonqualified stock options to key members of management and members of the board of directors.  We settle stock option exercises with newly issued common shares.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

As of December 31, 2015, 957,502 and 5,236,978 shares of common stock were reserved for issuance under the 2000 Plan and 2010 Plan, respectively, of which 271,110 remain available for grant under the 2010 Plan.  A summary of stock option and restricted stock activity under our stock plans for the years ended December 31, 2015, 2014 and 2013, and changes during the years then ended are as follows:

	Stock Options		Warrants		Restricted Stock
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares		Weighted Average Grant Stock Price
Outstanding at December 31, 2012	5,439,335	$7.44	150,000	$11.67	7,047		$10.80
Granted	2,064,837	10.40	–	-	105,812		9.81
Exercised	(912,524)	1.43	–	-	(7,047)	(1)	10.80
Forfeited / Canceled	(162,414)	13.41	–	-	–		-
Outstanding at December 31, 2013	6,429,234	$9.09	150,000	$11.67	105,812		$9.81
Granted	383,436	5.87	–	-	1,340,822		4.65
Exercised	(186,176)	1.09	–	-	(79,134)	(1)	9.18
Forfeited / Canceled	(1,872,322)	11.30	–	-	(4,375)		8.00
Outstanding at December 31, 2014	4,754,172	$8.28	150,000	$11.67	1,363,125		$4.77
Granted	394,017	3.32	-	-	1,384,521		3.24
Exercised	(268,652)	1.33	-	-	(235,809)	(1)	5.99
Forfeited / Canceled	(1,337,492)	6.62	-	-	(86,708)		3.76
Outstanding at December 31, 2015	3,542,045	$8.88	150,000	$11.67	2,425,129		$3.81

Intrinsic value
Shares outstanding	$460,000		$–		$7,857,000
Shares vested	434,000		–

(1) Represents restricted stock vested

The weighted-average grant-date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $1.38, $2.92 and $5.17, respectively. The weighted-average grant-date fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was $4.08, $6.06 and $6.15, respectively. The total grant-date fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was $2.5 million, $2.8 million and $3.8 million, respectively. The weighted-average grant-date fair value of options forfeited in 2015, 2014 and 2013 was $3.11, $5.57 and $6.86, respectively.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

The following table summarizes information about stock options outstanding at December 31, 2015:

Options Outstanding and Expected to Vest			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

2,942,045	5.7	$8.62	2,407,774	5.0	$9.14

The total intrinsic value, or the amount by which the stock price exceeds the exercise price of the option on the date of exercise, of stock options exercised for the years ended December 31, 2015, 2014 and 2013 was $0.4 million, $0.9 million and $7.8 million, respectively.

As of December 31, 2015, the total compensation cost related to non-vested options and restricted stock not yet recognized in the consolidated financial statements is approximately $5.8 million, net of estimated forfeitures. The cost is expected to be recognized through July 2019 with a weighted average recognition period of approximately 1.4 years.

16.	Income Taxes

The components of income tax expense for the years ended December 31, 2015, 2014 and 2013, were as follows:

	2015	2014	2013
Current income tax expense
Federal	$(11,202)	$4,996	$14,535
State and local	(1,500)	475	1,067
Total	(12,702)	5,471	15,602

Deferred income tax expense (benefit)
Federal	(210)	2,480	(8,019)
State and local	(143)	85	(358)
Total	(353)	2,565	(8,377)
Income tax expense	$(13,055)	$8,036	$7,225

The reconciliation of expected income tax expense at the statutory federal income tax rate to the effective income tax rate is as follows:

	2015	2014	2013
Expected federal income tax expense (benefit)	$(13,821)	$7,116	$6,236
Stock-based compensation	291	435	570
Non-deductible expenses	1,776	326	57
State tax expense, net of federal tax effect	(1,118)	394	335
Federal credits	(32)	(96)	(53)
Other	(151)	(139)	80
Income tax expense (benefit)	$(13,055)	$8,036	$7,225

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

Deferred tax assets (liabilities) reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of net deferred tax (liabilities) assets are as follows:

	December 31,
	2015		2014
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities

Stock options	$3,631	$–	$2,939	$–
Tax credits	870	–	812	–
Net operating losses	697	–	628	–
Deferred deployment costs and revenue	590	–	701	–
Class action settlement and allowance for customer restitution	467	–	3,378	–
Fixed assets	–	(4,386)	–	(6,475)
Intangible assets	–	(2,156)	–	(951)
Other	429	–	282	–
Gross deferred tax assets and liabilities	6,684	(6,542)	8,740	(7,426)
Valuation allowance	(1,546)	–	(1,409)	–
Net deferred tax assets and liabilities	$5,138	$(6,542)	$7,331	$(7,426)

As of December 31, 2015, we had approximately $12.7 million of state net operating loss carry-forwards, which expire from 2020 through 2035. We also have approximately $1.2 million in state credit carry-forwards, layers of which expire from 2015 to 2035. State net operating loss carry-forwards of approximately $0.1 million are restricted under Section 382 of the Internal Revenue Code. As of December 31, 2015, we had federal net operating loss carry-forwards of approximately $0.1 million that expire in 2022 and federal credits carry-forwards of approximately $0.1 million that expire from 2020 to 2023. All federal net operating loss and credit carry-forwards are restricted under Section 382 of the Internal Revenue Code, which limits the utilization of net operating losses and credits when ownership changes occur, as defined by that section. We have performed an analysis of our Section 382 ownership changes and determined that the utilization of certain of our net operating loss and credit carry-forwards may be limited with respect to the amount which can be utilized in a single tax year. We do not expect that Section 382 will limit the ultimate utilization of the net operating loss or credit carry-forwards. Valuation allowances have been established primarily for state tax credits and net state operating loss carry-forwards which we do not expect to utilize. During the year ended December 31, 2015, our valuation allowance increased $0.1 million as a result of an increase in state credit and state net operating loss carry-forwards.

In general, we are no longer subject to state examinations for tax years prior to 2012.  Years prior to 2012 are subject to examination in a limited number of states in which the statute of limitations period exceeds three years or net operating losses have been utilized in recent periods.  As a result of the completion of the examination of our 2012 federal return, we are no longer subject to examination for federal purposes for tax years prior to 2013. All of our unrecognized tax benefits would affect our effective tax rate if recognized.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Balance at January 1	$324	$426	$345
Additions for tax positions related to the current year	–	–	76
Additions for tax positions of prior years	85	24	29
Reductions for tax positions of prior years		(12)	–
Settlements	(41)	–	–
Reduction due to statute of limitation expiration	(117)	(114)	(24)
Balance at December 31	$251	$324	$426

17.	Commitments and Contingencies

Operating Leases, Purchase Obligations and Other Commitments

We lease facilities with varying terms, renewal options and expiration dates. Aggregate future minimum lease payments under non-cancelable operating leases are as follows:

2016	482
2017	331
2018	252
2019	329
2020	281
Thereafter	509
Total payments	$2,184

Rent expense under non-cancelable operating leases for the years ended December 31, 2015, 2014 and 2013 was $0.8 million, $0.7 million and $0.7 million, respectively.

We also have certain purchase obligations which include minimum amounts committed for contracts for services through 2017. The minimum payments due for these services are as follows:

2016	$2,919
2017	2,492
Total	$5,411

Litigation and Regulatory

From time to time, we are subject to litigation relating to matters in the ordinary course of business, as well as regulatory examinations, information gathering requests, inquiries and investigations.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

Department of Education

In early 2014, the Department of Education formed a negotiated rulemaking committee to revise existing regulations to potentially address, among other things, consumer safeguards regarding debit and prepaid cards associated with Title IV Cash Management, marketing of financial products by institutions and their preferred banks or contractors, ATM access and availability, revenue sharing arrangements, and the potential for a government-sponsored debit or prepaid card solution. Final rules relating to Title IV Cash Management were published in the Federal Register on October 30, 2015. The Final Rules included, among others, provisions related to (i) restrictions on the ability of higher education institutions and third party servicers like the Company to market financial products to students, including sending unsolicited debit cards to students, (ii) prohibitions on the assessment of certain types of account fees on student accountholders and (iii) requirements related to ATM access for student accountholders all of which become effective as of July 1, 2016. Although the complete impact of the Final Rules are unknown, there could be a significant negative impact on the disbursements business, including related to OneAccounts, including reductions in service fees earned on OneAccounts and a decrease in the number of OneAccounts.

Regulatory Examinations and Other Matters

In February 2011, the New York Regional Office of the FDIC notified us that it was prepared to recommend to the Director of FDIC Supervision that an enforcement action be taken against us for alleged violations of certain applicable laws and regulations principally relating to our compliance management system and policies and practices for past overdraft charging on persistently delinquent accounts, collections and transaction error resolution. We responded to the FDIC’s notification and voluntarily initiated a plan in December 2011, which provided credits to certain current and former customers that were previously assessed certain insufficient fund fees. As a result of this plan, we recorded a reduction in our revenue of approximately $4.7 million in 2011. On August 8, 2012, we received a Consent Order, Order for Restitution, and Order to Pay Civil Money Penalty, or the 2012 Consent Order, dated August 7, 2012, issued by the FDIC to settle such alleged violations.  Pursuant to the terms of the 2012 Consent Order, we neither admitted nor denied any charges when agreeing to its terms. Under the terms of the 2012 Consent Order, we were required to, among other things, review and revise our compliance management system and, to date, we have substantially revised our compliance management system. Additionally, the 2012 Consent Order provided for restrictions on the charging of certain fees. The 2012 Consent Order further provided that we shall make restitution to less than 2% of our customers since 2008 for fees previously assessed, which restitution has been completed through the voluntary customer credit plan described above, and we paid a civil money penalty of $0.1 million.

The Federal Reserve Bank of Chicago notified us and a former bank partner of potential violations of the Federal Trade Commission Act relating to marketing and disclosure practices concerning OneAccounts during the period it was offered by such former bank partner. On May 9, 2014, the Federal Reserve Banks of Chicago (the responsible Reserve Bank for a former bank partner) and Philadelphia (the responsible Reserve Bank for a current bank partner) notified us that the Staff of the Board of Governors of the Federal Reserve System intended to recommend that the Board of Governors of the Federal Reserve System, or the Board of Governors, seek an administrative order against us with respect to asserted violations of the Federal Trade Commission Act. The cited violations relate to our activities with both a former and current bank partner and our marketing and disclosure practices related to the process by which students may select the OneAccount option for financial aid refund.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

In April 2015, the San Francisco Regional Office of the FDIC (the responsible Regional Office for a current bank partner) notified us it was prepared to recommend to the Director of the Division of Depositor and Consumer Protection that administrative enforcement action be taken against us for alleged violations of the Federal Trade Commission Act principally relating to our marketing and enrollment practices concerning OneAccounts.  We have responded to the FDIC’s notification and we believe that these allegations are similar and related to the Federal Reserve Board allegations previously disclosed and discussed above. On September 24, 2015, the San Francisco Regional Office of the FDIC provided a revised notification to us regarding those alleged violations of the Federal Trade Commission Act.

On December 23, 2015, the Board of Governors issued to HOI an Order to Cease and Desist and Order of Assessment of Civil Money Penalty Issued Upon Consent Pursuant to the Federal Deposit Insurance Act, as Amended (“Fed Order”), related to the Board of Governors matter discussed above. Pursuant to the terms of the Fed Order, HOI is required to, among other things: (1) continue to take all action necessary to correct all violations previously cited by the Board of Governors and prevent the recurrence of similar violations; (2) submit to the Philadelphia Reserve Bank an acceptable written plan to enhance the consumer compliance risk management program to ensure that the marketing, processing, and servicing of student financial aid-related deposit or loan products or services by Higher One comply with all consumer protection laws and regulations; (3) deposit $24.0 million into a qualified settlement fund for purposes of providing restitution of certain OneAccount fees to consumers, as provided by the Fed Order, and submit to the Philadelphia Reserve Bank an acceptable written plan to provide for the restitution; and (4) pay a civil money penalty of $2.2 million.

Also on December 23, 2015, the FDIC issued to HOI a Consent Order, Order for Restitution and Order to Pay Civil Money Penalty (“FDIC Order”) related to the FDIC matter discussed above. Pursuant to the terms of the FDIC Order, HOI is required to, among other things: (1) continue to correct and eliminate all violations of law previously cited by the FDIC and prevent the recurrence of similar violations; (2) review its Compliance Management System as it relates to its student financial aid-related deposit or loan products and revise, develop and/or implement changes as necessary to ensure such products and services comply with all applicable consumer protection laws; (3) deposit $31.0 million into a segregated deposit account for the purpose of providing restitution of certain OneAccount fees to consumers, as provided by the FDIC Order; and submit to the Regional Director of the FDIC for non-objection a plan to provide restitution; and (4) pay a civil money penalty of $2.2 million.  Concurrent to HOI entering this FDIC Order, the FDIC lifted the 2012 Consent Order discussed above.

As a result of the FDIC Order and Fed Order, we recorded an allowance for customer restitution of approximately $46.3 million during the year ended December 31, 2015, representing the difference between the total amount of restitution of $55.0 million and the amount accrued as of December 31, 2014 of $8.75 million. In addition, we recorded expenses of approximately $6.0 million during the year ended December 31, 2015, representing the civil money penalty and our estimate of costs to administer the distribution of restitution funds. The total amount of restitution was deposited in a qualified settlement trust and the total civil money penalties was paid during the year ended December 31, 2015.

In July 2014, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts (the “Massachusetts Attorney General”) pursuant to the Commonwealth’s Consumer Protection Act. The Massachusetts Attorney General has informed us that its investigation relates to our debt collection practices. We have provided information requested by the civil investigative demand, which included information and records about us and certain of our business practices, particularly as they relate to Massachusetts residents, institutions of higher education and students. We cannot predict whether we will become subject to any other action by the Massachusetts Attorney General or any other state agencies.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

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

During the year ended December 31, 2013, we recorded an accrual of $16.3 million to reflect the estimated cost of the resolution, inclusive of additional legal and other administrative costs, based on the agreement in principle. This estimate is not materially different than the final, approved settlement agreement.

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

December 31, 2015

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

Cybersecurity subpoena

The Company previously disclosed that the SEC had opened an investigation into the adequacy of the Company’s disclosures of cybersecurity risks and cyber incidents, and had issued a subpoena to the Company on January 22, 2015, seeking the Company’s documents relating to cybersecurity. We complied with the subpoena and produced responsive documents to the SEC.  By letter dated February 9, 2016, the SEC Division of Enforcement informed the Company that it had concluded the investigation of the Company, and that based on the information it had as of that date, it did not intend to recommend an enforcement action by the SEC against the Company. We are not aware of any issue or event that caused the SEC to open the investigation.

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

In June 2015, we entered into an agreement with TouchNet, and its successor company Heartland Payment Systems, which resolved our complaints against TouchNet and their counterclaim against us. Pursuant to the terms of the agreement: (i) we were paid $1.1 million, (ii) we provided TouchNet and Heartland Payment Systems a license to use the patents described above, and (iii) both we and TouchNet agreed to dismiss each of our complaints against one another. We recorded the $1.1 million received from TouchNet as other income during the year ended December 31, 2015.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

Labor Class Action

On December 28, 2015, Patricia Hall, formerly an employee of Higher One Machines, Inc. filed a class action captioned Patricia Hall, individually, and on behalf of others similarly situated v. Higher One Machines, Inc., Higher One, Inc., and Higher One Holdings, Inc., No. 5:15-cv-00670-F, in the United States District Court for the Eastern District of North Carolina. Ms. Hall generally alleges that Higher One, Inc., and the other named defendants, willfully violated the Fair Labor Standards Act and the North Carolina Wage and Hour Act and breached her employment contract for failing to compensate her for her daily breaks and the time it took her to log-on to and sign-off from various databases and systems that she needed to access to perform the functions of her employment.

Ms. Hall seeks to represent a nationwide class and a North Carolina class of current and former hourly home-based customer care agents who worked for Higher One, Inc. at any time from 2012 through 2015. Ms. Hall served Higher One, Inc. and the other named defendants with her complaint, but a response has not been filed at this time. Since the filing of the action, the parties have consented to submit the matter to private mediation, which is scheduled to take place on March 31, 2016 in Raleigh NC.  We are currently assessing Ms. Hall’s claims are unable to predict the outcome of this lawsuit and therefore it cannot determine the likelihood of loss nor estimate a range of possible loss.

18.	Restructuring

In April 2015, we entered into an agreement with a third-party service provider to operate our customer care center in order to provide live-agent, chat and interactive voice response services for our disbursements line of business, including the business of servicing OneAccounts. In connection with this agreement, we reduced our employee workforce across our customer care department. We began the transition to the third-party service provider in July 2015 and the transition was substantially completed by the end of 2015.  We recorded a restructuring charge of approximately $0.7 million during the year ended December 31, 2015, consisting of severance and other employee-related benefits, which is included in restructuring charges in the accompanying condensed consolidated statements of operations.

The restructuring liability is included in accrued expenses as of December, 2015. The following table summarizes the activities associated with restructuring liabilities for the year ended December, 2015.

Severance and employee- related benefits
January 1, 2015 restructuring liability	$-
Restructuring charges incurred	680
Amounts paid	(538)
December 31, 2015 restructuring liability	$142

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

19.	Segments

As a result of changes instituted by our chief operating decision maker (in our case, our chief executive officer) in 2015, including the type of financial information being reviewed on a regular basis and the way in which resource allocation decisions are made, we began to disclose three reportable segments during 2015: disbursements, payments and data analytics. During the year ended December 31, 2015, we disposed of our data analytics segment and the results of that segment have been reflected in discontinued operations. The remaining reportable segments are organized according to the type of service that each offers to our target markets – higher education institutions and their students. Each of our reportable segments is also an operating segment and a reporting unit.  The Disbursements segment includes our Refund Management® disbursement service, which is offered to higher education institution clients, and the OneAccount, an FDIC-insured online checking account that is offered to students, as well as faculty, staff and alumni. The Payments segment includes our CASHNet® payment processing suite and our Campus Solutions suite, both of which enable higher education institutions to accept online payments, automate certain billing and processing functions and offer tuition payment plans.  As a result of the change in our segment disclosure in 2015, we have revised our financial statements to include segment disclosures for the years ended December 31, 2014 and 2013.

We allocate all revenue and all operating expenses to these two reportable segments. Shared costs, such as legal, finance, human resources and other corporate services are allocated in their entirety to the segments.  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Segment assets and liabilities are not reviewed by the chief operating decision maker and therefore are not allocated to the reportable segments. Segment income from operations excludes interest, taxes, and other income, which are not allocated to any particular business segment. All of our material identifiable assets and substantially all of our clients and customers are located in the United States.

A summary of our segments for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	2015	2014		2013
Revenue:
Disbursements	$74,686 (1)	127,970	(2)	$140,893
Payments	83,272	77,693		59,073
Total revenues	157,958	205,663		199,966

Depreciation and amortization:
Disbursements	9,592	7,646		5,883
Payments	9,338	9,232		6,853
Total depreciation and amortization	18,930	16,878		12,736

Income from continuing operations:
Disbursements	(44,941)	15,132		17,587
Payments	10,007	6,976		1,912
Total income (loss) from continuing operations	$(34,934)	$22,108		$19,499
Interest income	82	92		88
Interest expense	(6,073)	(2,546)		(2,392)
Other income (loss)	1,435	678		622
Net income (loss) before income taxes from continuing operations	$(39,490)	$20,332		$17,817

(1) Reflects the impact of the allowance for potential customer restitution of $46.3 million.

(2) Reflects the impact of the allowance for potential customer restitution of $8.75 million.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

20.	Agreement to sell Disbursements business

On December 15, 2015, we entered into an Asset Purchase Agreement, the Disbursements Asset Purchase Agreement, with Customers Bank, or Bank and Customers Bancorp, Inc., or Bancorp, and together with Bank, Buyer, under which Buyer agreed to purchase substantially all of the assets and assume certain of the liabilities of our refund disbursement business. Buyer is a current bank partner of Higher One.

Under the terms of the Disbursements Asset Purchase Agreement, Buyer agreed to acquire the disbursement business for an aggregate purchase price of $37 million, payable as follows: $17 million on the closing date and $10 million on each of the first two anniversaries of such date. The Disbursements Asset Purchase Agreement also includes possible incentive payments during each of the three (3) years beginning in 2017; namely, in the event the annual gross revenue generated by the disbursement business exceeds $75 million, we will receive thirty-five percent of any such excess.

The Disbursements Asset Purchase Agreement includes customary representations, warranties, indemnities and covenants of the parties. The covenants include, among other things, a requirement that we will conduct the disbursement business in the ordinary course before the closing, and a requirement that Holdings will prepare and file a proxy statement with the Securities and Exchange Commission and seek stockholder approval of the transactions contemplated by the Disbursements Asset Purchase Agreement. We are also obligated to provide certain consulting services to Buyer with respect to the disbursement business for a period of two years following the closing. In addition, we have agreed not to compete with Buyer in the full-service refund disbursement business, or to solicit Higher One employees offered employment by Buyer, for a period of four years following the closing.

Under the terms of the Asset Purchase Agreement, we are prohibited from soliciting or encouraging proposals with respect to alternative business combinations that relate only to the disbursement business, but we may engage in discussions or negotiations relating to unsolicited proposals that may result in a superior proposal for such business. If the Disbursements Asset Purchase Agreement is terminated in connection with us entering into an alternative agreement, we would be required to pay a termination fee of $1.5 million to Buyer.

The Disbursements Asset Purchase Agreement is subject to stockholder and creditor approval, the receipt of certain required third party consents, and other customary closing conditions. The parties intend to close the transaction during the second quarter of 2016, but the Disbursements Asset Purchase Agreement may be terminated under certain specified circumstances, including if the transactions contemplated by the Disbursements Asset Purchase Agreement are not consummated by July 1, 2016.

HIGHER ONE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015

(In thousands of dollars, except share and per share amounts or if the context indicates otherwise)

21.	Quarterly Results (unaudited)

Our quarter results were impacted by several transactions during 2015 and 2014. As described in Note 3 – Discontinued Operations, we disposed of our data analytics business during the fourth quarter of 2015 and realized a gain on disposition from that transaction. As described in Note 17 – Commitments and Contingencies, we entered into consent orders in the fourth quarter of 2015. In connection with those consent orders, we had recorded reductions to revenue of $$24.4 million, $21.9 million and $8.8 million during the quarters ended December 31, 2015, September 30, 2015 and June 30, 2014, respectively. Our quarterly results for the years ended December 31, 2015 and 2014 are as follows:

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net revenue	$61,508	$41,360	$30,104	$24,986
Gross margin	33,761	20,376	2,786	1,501
Net income (loss)	6,860	3	(12,655)	16,651
Basic net income (loss) per share	0.14	0.00	(0.26)	0.35
Diluted net income (loss) per share	0.14	0.00	(0.26)	0.34

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net revenue	$63,207	$33,240	$56,091	$53,125
Gross margin	36,053	12,543	28,306	28,154
Net income (loss)	9,710	(3,771)	4,916	4,112
Net income (loss) per share	0.21	(0.08)	0.10	0.09
Diluted net income (loss) per share	0.20	(0.08)	0.10	0.09

Exhibit Index

Exhibit No.		Description
2.1	(1)	Asset Purchase Agreement dated as of June 9, 2008 by and among Higher One, Inc., EduCard, LLC and the members listed therein.
2.2	(1)	Intellectual Property Purchase Agreement dated as of June 9, 2008 by and between Kevin Jones and Higher One, Inc. (the “Intellectual Property Purchase Agreement”).
2.3	(1)	First Amendment to the Intellectual Property Purchase Agreement dated as of May 7, 2009 by and between Kevin Jones and Higher One, Inc.
2.4	(1)	Second Amendment to the Intellectual Property Purchase Agreement dated as of August 21, 2009 by and between Kevin Jones and Higher One, Inc.
2.5	(1)	Stock Purchase Agreement dated as of November 19, 2009 by and among Higher One, Inc. and the shareholders of Informed Decisions Corporation listed thereto.
2.6	(4)	Third Amendment to the Intellectual Property Purchase Agreement dated as of May 5, 2010 by and between Kevin Jones and Higher One, Inc.
2.7	(4)	Fourth Amendment to the Intellectual Property Purchase Agreement dated as of December 10, 2010 by and between Kevin Jones and Higher One, Inc.
2.8	(4)	Fifth Amendment to the Intellectual Property Purchase Agreement dated as of February 3, 2010 by and between Kevin Jones and Higher One, Inc.
2.9	(5)	Sixth Amendment to the Intellectual Property Purchase Agreement dated as of April 15, 2011 by and between Kevin Jones and Higher One, Inc.
2.10	(5)	Seventh Amendment to the Intellectual Property Purchase Agreement dated as of April 20, 2011 by and between Kevin Jones and Higher One, Inc.
2.11	(7)	Eighth Amendment to the Intellectual Property Purchase Agreement dated as of December 21, 2011 by and between Kevin Jones and Higher One, Inc.
2.12	(10)	Asset Purchase Agreement dated August 7, 2012 between Campus Labs, LLC, the members of the Campus Labs, LLC and Higher One, Inc.
2.13	(11)	Ninth Amendment to the Intellectual Property Purchase Agreement dated as of June 1, 2012 by and between Kevin Jones and Higher One, Inc.
2.14	(11)	First Amendment to the Asset Purchase Agreement dated August 7, 2012 between Campus Labs, LLC, the members of the Campus Labs, LLC and Higher One, Inc.
3.1	(2)	Second Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of Delaware on June 18, 2010.
3.2	(2)	Bylaws of the Registrant effective as of June 16, 2010.
10.1	(1)	Amended and Restated Investor Rights Agreement dated as of August 26, 2008 by and among Higher One Holdings, Inc. and the shareholders listed thereto.
10.2	(1)	Services Agreement dated as of May 9, 2008 by and between The Bancorp, Inc. and Higher One, Inc.**
10.3	(1)	Lease Agreement dated as of November 1, 2007 by and between WE 150 Munson LLC and Higher One, Inc (the “New Haven Lease”).
10.4	(1)	Amendment No. 1 to the New Haven Lease dated as of June 5, 2009 by and between WE 150 Munson LLC and Higher One, Inc.
10.5	(1)	Amendment No. 2 to the New Haven Lease dated December 1, 2009 by and between WE 150 Munson LLC and Higher One, Inc.
10.6	(1)	Higher One Holdings, Inc. 2000 Stock Incentive Plan dated as of April 20, 2000, as amended on August 3, 2006.
10.7	(1)	Form of Higher One Holdings, Inc. Incentive Stock Option Agreement.
10.8	(1)	Form of Higher One Holdings, Inc. Non-Qualified Stock Option Agreement.
10.9	(1)	Form of Higher One Holdings, Inc. Stock Restriction Agreement.
10.10	(1)	Higher One Holdings, Inc. Short Term Incentive Plan, dated as of March 26, 2010
10.11	(1)	Higher One Holdings, Inc. 2010 Equity Incentive Plan, dated as of March 26, 2010
10.12	(1)	Form of Higher One Holdings, Inc. Stock Option Grant Agreement.
10.13	(3)	Credit Agreement, dated as of December 31, 2010, by and among Higher One, Inc., and Bank of America, N.A.

10.14	(4)	Guaranty dated as of December 31, 2010 by Higher One Holdings, Inc. in favor of Bank of America, N.A., as administrative agent.
10.15	(4)	Guaranty dated as of December 31, 2010 by Higher One Payments, Inc. in favor of Bank of America, N.A., as administrative agent.
10.16	(4)	Guaranty dated as of December 31, 2010 by Higher One Real Estate, Inc. in favor of Bank of America, N.A., as administrative agent.
10.17	(4)	Guaranty dated as of December 31, 2010 by Higher One Real Estate SP, LLC in favor of Bank of America, N.A., as administrative agent.
10.18	(4)	Guaranty dated as of December 31, 2010 by Higher One Machines, Inc. in favor of Bank of America, N.A., as administrative agent.
10.19	(4)	Stock Pledge Agreement dated as of December 31, 2010 by and between Higher One Holdings, Inc. and Bank of America, N.A., as administrative agent.
10.20	(4)	Lease Agreement dated as of May 21, 2010 by and between Higher One Payments, Inc. and GSR II, LLC and LM Swan Way, LLC
10.21	(6)	Termination to Amended and Restated Investor Rights Agreements dated as of August 22, 2011 by and among Higher One Holdings, Inc. and the shareholders listed thereto.
10.22	(7)	Deposit Processing Services Agreement between Urban Trust Bank and Higher One, Inc., dated December 23, 2011.**
10.23	(7)	Deposit Processing Services Agreement between Wright Express Financial Services Corporation and Higher One, Inc., dated January 11, 2012.**
10.24	(8)	Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated March 29, 2012**
10.25	(9)	Credit Agreement, dated as of October 16, 2012 among Higher One, Inc., its subsidiaries, Bank of America, N.A., other lenders party thereto and Merrill Lynch, Pierce Fenner & Smith, Incorporated.
10.26	(11)	First Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated May 3, 2012
10.27	(11)	Second Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated June 20, 2012
10.28	(11)	Third Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated July 26, 2012
10.29	(11)	Fourth Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated August 30, 2012
10.30	(11)	Fifth Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated November 30, 2012
10.31	(11)	Sixth Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated February 8, 2012
10.32	(12)

Master Reaffirmation and Amendment No. 1 to Loan Documents dated as of March 28, 2013 among Higher One, Inc., its subsidiaries, Bank of America, N.A., other lenders party thereto and Merrill Lynch, Pierce Fenner & Smith, Incorporated.

10.33	(13)	Higher One Holdings, Inc. Amended And Restated 2010 Equity Incentive Plan, approved May 23, 2013
10.34	(14)	Asset Purchase Agreement between Sallie Mae, Inc. and Higher One, Inc. dated May 7, 2013
10.35	(14)	Deposit Processing Services Agreement between Customers Bank and Higher One, Inc., dated July 12, 2013 **
10.36	(14)	Seventh Amendment to the Deposit Processing Services Agreement between Cole Taylor Bank and Higher One, Inc., dated July 12, 2013
10.37	(15)	Employment Agreement between Higher One Holdings, Inc. and Miles Lasater, dated January 9, 2014
10.38	(15)	Severance Protection Agreement between Higher One Holdings, Inc. and Christopher Wolf, dated January 14, 2014
10.39	(16)	Employment Agreement between Higher One Holdings, Inc. and Marc Sheinbaum, dated April 16, 2014

10.40	(16)	Employment Agreement between Higher One Holdings, Inc. and Mark Volchek, dated May 7, 2014
10.41	(17)	Form of Higher One Holdings, Inc. Cash Award Agreement
10.42	(17)	Form of Higher One Holdings, Inc. Restricted Stock Unit Grant Agreement
10.43	(18)	Amendment to Deposit Processing Services Agreement between Customers Bank and Higher One, Inc., dated September 22, 2014
10.44	(19)

Master Reaffirmation and Amendment No. 3 to Loan Documents dated as of February 12, 2015 among Higher One, Inc., its subsidiaries, Bank of America, N.A., other lenders party thereto and Merrill Lynch, Pierce Fenner & Smith, Incorporated

10.45	(20)	Severance Protection Agreement between Higher One Holdings, Inc. and Christopher Wolf, dated April 20, 2015
10.46	(21)	Master Reaffirmation and Amendment No. 4 to Loan Documents dated as of June 17, 2015 among Higher One, Inc., its subsidiaries, Bank of America, N.A., and Merrill Lynch, Pierce Fenner & Smith, Incorporated
10.47	*	Master Services Agreement made as of April 30, 2015 by and between Ubiquity Global Services, Inc and Higher One, Inc.
10.48	*	Asset Purchase Agreement between Higher One, Inc. and CL NewCo dated as of October 14, 2015
10.49	*	Master Reaffirmation and Amendment No. 5 to Loan Documents dated as of October 23, 2015 among Higher One, Inc., its subsidiaries, Bank of America, N.A., and Merrill Lynch, Pierce Fenner & Smith, Incorporated
10.50	(22)	Asset Purchase Agreement among higher One, Inc., Higher One Holdings, Inc., Customers Bank and Customers Bancorp, Inc., dated as of December 15, 2015
10.51	*	Order to Cease and Desist and Order of Assessment of Civil Money Penalty Issued Upon Consent Pursuant to the Federal Deposit Insurance Act, as Amended, issued to Higher One, Inc. by the Board of Governors of the Federal Reserve System, dated December 23,2015
10.52	*	Consent Order, Order for Restitution and Order to Pay Civil Money Penalty issued to Higher One, Inc. by the Federal Deposit Insurance Corporation, dated December 23, 2015

21.1	*	List of Subsidiaries of Higher One Holdings, Inc.
23.1	*	Consent of PricewaterhouseCoopers LLP
31.1	*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*(23)	XBRL Instance Document
101.SCH	*(23)	XBRL Taxonomy Extension Schema
101.CAL	*(23)	XBRL Taxonomy Calculation Linkbase
101.DEF	*(23)	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*(23)	XBRL Taxonomy Extension Label Linkbase
101.PRE	*(23)	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith

**Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(1)	Incorporated by reference to exhibit filed with Registrant’s registration statement on Form S-1 (File No. 333-165673), as amended.
(2)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2010.
(3)	Incorporated by reference to exhibit filed with Registrant’s Report on Form 8-K filed on January 5, 2011.
(4)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the period ending December 31, 2010.
(5)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2011.
(6)	Incorporated by reference to exhibit filed with Registrant’s Report on Form 8-K filed on August 23, 2011.
(7)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the period ending December 31, 2011.
(8)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2012.
(9)	Incorporated by reference to exhibit filed with Registrant’s Report on Form 8-K filed on October 18, 2012.
(10)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2012.
(11)	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the period ending December 31, 2012.
(12)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2013.
(13)	Incorporated by reference to exhibit filed with Registrant’s Report on Form 8-K filed on May 29, 2013.
(14)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2013.
(15)	Incorporated by reference to exhibit filed with Registrant’s Report on Form 8-K filed on January 15, 2014.

(16)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2014.
(17)	Incorporated by reference to exhibit filed with Registrant’s Report on Form 8-K filed on August 19, 2015.
(18)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ending September 30, 2014.
(19)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-K for the period ending December 31, 2014.
(20)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ending March 31, 2015.
(21)	Incorporated by reference to exhibit filed with Registrant’s Quarterly Report on Form 10-Q for the period ending June 30, 2015.
(22)	Incorporated by reference to Annex A of Registrant’s Schedule 14A filed on March 8, 2016.
(23)

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