Form 10-K/A
period 2015-12-31
Higher One Holdings, Inc.
filed 2016-04-27
CIK 1486800

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

There were 48,280,322 shares of the registrant’s common stock outstanding as of March 31, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, or the 2015 Form 10-K, with the Securities and Exchange Commission, or the SEC, on March 15, 2016. We are filing this Amendment No. 1 on Form 10-K/A solely for the purpose of including in the 2015 Form 10-K the Part III information not previously included in the 2015 Form 10-K.

This Amendment No. 1 on Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the 2015 Form 10-K as well as the cover page to update the number of shares of our common stock outstanding and to remove the statement that information is being incorporated by reference from our definitive proxy statement.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No.1 on Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Subsection (a) (3) of Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits, and to reference the financial statements and financial statement schedule previously filed with the 2015 Form 10-K.

No attempt has been made in this Amendment No. 1 on Form 10-K/A to modify or update the other disclosures presented in the 2015 Form 10-K. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the 2015 Form 10-K. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the 2015 Form 10-K and the Company’s other filings with the SEC.

PRESENTATION OF INFORMATION

We use the terms the “Company,” “we,” “us” and “our” in this annual report on Form 10-K/A to refer to Higher One Holdings, Inc. and its subsidiaries, unless the context requires otherwise.

HIGHER ONE HOLDINGS, INC.

2015 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information about individuals who currently serve as our executive officers and/or directors:

Name	Age	Title
Marc Sheinbaum	58	Chief Executive Officer, President and Director
Christopher Wolf	54	Executive Vice President and Chief Financial Officer
Casey McGuane	41	Chief Operating Officer
Robert Reach	59	Chief Sales Officer
Thomas Kavanaugh	38	VP, General Counsel and Secretary
Paul Biddelman	70	Chairman of the Board of Directors
Thomas Anderson	53	Director
Samara Braunstein	46	Director
Michael Collins	64	Director
David Cromwell	71	Director
Sheldon Goldfarb	64	Director
Robert Hartheimer	58	Director
Lowell Robinson	67	Director
Mark Volchek	38	Director

Set forth below is certain biographical information for each of these individuals.

Marc Sheinbaum has served as a president and chief executive officer of Higher One and a member of our Board since April 16, 2014. Mr. Sheinbaum is an experienced leader and general manager with over 25 years of consumer financial services experience.  From 2007 to 2013, Mr. Sheinbaum served as President and CEO of JPMorgan Chase's auto and student loans business, and previously held the position of President and CEO of GE Money Services.  Mr. Sheinbaum holds a BS from State University of New York at Albany and an MBA from New York University. We believe that Mr. Sheinbaum should serve on our Board because of his executive management experience and deep insight into the consumer finance industry.

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

Paul Biddelman has been a director of Higher One since 2002. Mr. Biddelman has been president of Hanseatic Corporation, a private investment company and the manager of our former investor, Hanseatic Americas LDC, since 1997, where he has primary private investment responsibilities. He is also a director of Blue Ridge Real Estate Company and SystemOne Technologies, Inc. Mr. Biddelman has served on numerous boards of both public and private companies. Mr. Biddelman holds a BS from Lehigh University, a JD from Columbia Law School and an MBA from Harvard Business School. We believe that Mr. Biddelman's service on the boards of numerous public companies has provided him with valuable experience and insight into the issues faced by such companies which, together with the deep knowledge of our company derived from his long-standing relationship with us, leads us to believe he should serve on our Board.

Thomas N. Anderson has been a director since he was appointed in August 2015. Mr. Anderson served as Chief Executive Officer of Executer Finance Corp. from 2014 through 2015 and was a Partner and Co-Founder of MassBay Capital, LLC from 2010 to 2014.  Prior to founding MassBay Capital, LLC, Mr. Anderson served as President and Chief Executive Officer of EducationDynamics and was the President and Chief Executive Officer of Integrity Interactive Corporation. Previously he held executive management positions at the SLM Corporation (formerly Sallie Mae, Inc.), Upromise, Inc., Capital One Financial Corporation and McKinsey & Company. Mr. Anderson holds a bachelor's degree in mathematics from Dartmouth College and an M.B.A. from Sloan School of Management at Massachusetts Institute of Technology. Mr. Anderson also serves on the boards of Constant Contact and Exeter Finance Corp. We believe that Mr. Anderson should serve on our Board due to the experience in executive management and financial services he has acquired through his service as an executive at numerous financial institutions.

Samara Braunstein has been a director of Higher One since 2013. Ms. Braunstein is a strategic marketing consultant, and the founder of HudsonView Group Associates, LLC. Prior to that, she was the Founder and Chief Executive Officer of Wellgate Products, LLC, an over-the-counter consumer healthcare products company with distribution nationwide and in Canada through many of the largest retail chains, from 2003 until 2008, when the business was acquired by a strategic buyer. Previously, she was a Director in Interactive Marketing at America Online, Inc. (then a subsidiary of AOL Time Warner Inc.), and held a variety of consumer marketing roles at Warner-Lambert Company and Revlon, Inc. She has also worked in private equity at Golder, Thoma & Cressey, and began her career in Mergers and Acquisitions at The First Boston Corporation. Ms. Braunstein is a member of the Dean's Advisory Committee and the Honors Alumni Council at the University of Michigan. Ms. Braunstein holds a BA in Economics from the University of Michigan. The Company believes that Ms. Braunstein's entrepreneurial experience, her experience in consumer marketing and media, and her finance background will contribute valuable perspective to the Board.

Michael Collins, has been a director of Higher One since 2015. He began working at the Federal Reserve Bank of Philadelphia in 1974 as an assistant examiner, rising through the examiner levels, to become Vice President in 1992, Senior Vice President and Lending Officer in 1994, and Executive Vice President in 2009, a role he served in until his retirement from the Federal Reserve Bank in June of 2011. In September of 2011, Mr. Collins joined TD Bank as an Executive Vice President and serviced as President and Chief Executive Officer of its subsidiary, TD USA, from March 2013 to July 2013.  From July of 2013 until December 2014, Mr. Collins was the Chairmen of the Board of Advisors of the American Bankers Association's Stonier National Graduate School of Banking, an executive management school for the financial services industry.  Mr. Collins earned a bachelor's degree in economics and marketing from Susquehanna University and is a graduate of the Stonier Graduate School of Banking and the University of Virginia, Graduate School of Retail Bank Management.  In 2003, he completed the Advanced Management Program at Harvard Business School. We believe Mr. Collins' 35 plus years as a Banking and Finance Executive, including his career at the Federal Reserve Bank, and his extensive knowledge in the fields of international and domestic bank regulation, make him an ideal nominee to serve on our Board.

David Cromwell has been a director of Higher One since 2001. Mr. Cromwell has been an adjunct professor of entrepreneurship at the Yale School of Management since 1996. Prior to that, he worked for 30 years in various positions at JPMorgan & Company in New York and London. From 2000 to 2009, Mr. Cromwell was chairman of the board and co-founder of CE University, Inc., an online provider of continuing education for insurance professionals. He helped found and serves as a faculty advisor to one of our early investors, Sachem Ventures, a student-run venture capital fund at the Yale School of Management. Mr. Cromwell has served as an advisor to numerous venture-backed and growth companies in Connecticut. Mr. Cromwell holds a BA in Economics from Ohio Wesleyan University and an MBA from New York University, Stern School of Business. We believe that Mr. Cromwell should serve on our Board as he brings to it substantial experience as an advisor to companies such as ours.

Sheldon Goldfarb, has been a director of Higher One since 2015. He was General Counsel of RBS Americas and a member of RBS senior management in the US since 2007. He provided strategic leadership to the management of legal risk and managed an integrated legal function of over 70 lawyers. Prior to that, Mr. Goldfarb was managing director and general counsel of RBS Greenwich Capital, a position he had held since 1994. There he led its Legal, Compliance, Corporate Communications and Government relations functions. Before joining RBS Greenwich Capital, he was vice president and deputy general counsel of Goldman Sachs & Co. and a partner in the law firm of Fulbright & Jaworski (formerly Reavis & McGrath). He began his career in the Division of Enforcement of the Securities and Exchange Commission. Mr. Goldfarb is active in a variety of industry groups and is a frequent speaker at industry-wide conferences. He sat on the Managing Board of The Clearing House Association and was a trustee and member of the Executive Committee of the Institute for International Bankers; is past chairman of the Securities Industry and Financial Markets Association's (SIFMA) General Counsels Committee; and served on the executive committee and as treasurer of SIFMA's Compliance and Legal Division. He is a member of the Board of Trustees of the Binghamton University Foundation, a past president of the SEC Alumni Association and was a member of the Board of Trustees of the SEC Historical Society. He earned his BA from Binghamton University and a JD cum laude from Syracuse University College of Law.  We believe that Mr. Goldfarb should serve on our Board due to his experience in executive management, strategic leadership, banking and securities regulation and risk management acquired through his service as an executive and general counsel at financial institutions as well as his time with the SEC.

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

  Lowell Robinson, a director of Higher One since his election at the 2014 Annual Meeting, served as the chief financial officer and chief operating officer of MIVA, Inc., an online advertising network, from August 2007 through March 2009. He joined MIVA in 2006 as chief financial officer and chief administrative officer. He was chief financial officer and chief administrative officer for HotJobs.com and Advo Inc. and held senior financial positions at Citigroup Inc. and Kraft Foods Inc.  In addition, he was special counsel to the president (interim chief financial officer) for NYU/Polytechnic. He also previously served as the president of LWR Advisors. Mr. Robinson serves on the boards of EVINE Live, Inc. and Support.com, Inc.; served on the board of directors of The Jones Group from 2005-2014 where he chaired the audit committee; was on the board of Local.com Corporation from 2011 to 2012; the board of directors of International Wire Group Inc. from 2003-2009 and the board of directors of Independent Wireless One, Diversified Investment Advisors and Edison Schools Inc. He is a member of the Smithsonian Libraries advisory board, the board of the Metropolitan Opera Guild, was on the board of advisors for the University of Wisconsin Business School (2006-2010) and is currently on the Dean's Advisory Board for the Department of Economics. Mr. Robinson earned a Bachelor of Arts in Economics from the University of Wisconsin and a Master of Business Administration from Harvard Business School. We believe Mr. Robinson should serve on our Board due to his vast finance, strategic, operational and governance experience having served as an executive and director of several other publically traded companies.

 Mark Volchek is one of our founders and currently serves as a director on our Board. Mr. Volchek served as our chief executive officer from July 2012 until January 2014 and as our president and chief executive officer from January 2014 until April 2014. Mr. Volchek remained a full-time employee of the Company through May 16, 2014 and thereafter was a part-time employee of the Company through the completion of a transition period which ended on December 31, 2014. From 2002 until May 2012, he served as chairman of our Board, and from 2002 until June 2012, he served as our chief financial officer. From 2000 to 2002, he served as our chief executive officer. Mr. Volchek is a founding officer of the Yale Entrepreneurial Society, a not-for-profit organization that promotes entrepreneurship among Yale students, faculty and alumni and served on its board from 1999 to 2010. From 2007 until 2014, Mr. Volchek was the chairman of the board of the Tweed New Haven Airport Authority. Other past civic roles have included positions on the New Haven Economic Development Commission and the Regional Growth Partnership strategic planning committee. Mr. Volchek holds a BA and an MA in economics from Yale University. Mr. Volchek, having cofounded and led the company as an executive over the course of the last 14 years, brings institutional knowledge to the Board, especially in regard to our finances and strategy, and therefore should serve on our Board.

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

To our knowledge, based solely upon a review of the copies of such forms furnished to us and written representations from our directors and executive officers, we believe that during the year ended December 31, 2015 all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% beneficial owners were complied with on a timely basis.

Audit Committee

The audit committee of our Board, which consists of Messrs. Robinson (chair), Biddelman and Hartheimer, assists our Board in overseeing the preparation of our financial statements, the independent registered public accounting firm's qualifications and independence, the performance of our internal audit function and independent registered public accounting firm and our compliance with legal and regulatory requirements. Each of the members of the audit committee qualifies as an "audit committee financial expert" as such term is defined in the regulations under the Securities Exchange Act of 1934, as amended, or the Exchange Act. All of the members of the audit committee are independent, as determined in accordance with the rules of the New York Stock Exchange and any relevant federal securities laws and regulations. A copy of the audit committee charter is available on the Company's website at http://ir.higherone.com/.

Compensation Committee

The compensation committee of our Board consists of Ms. Braunstein (chair) and Messrs. Biddelman, Cromwell and Anderson. All of the members of the compensation committee are independent, as determined in accordance with the rules of the New York Stock Exchange and any relevant federal securities laws and regulations. The compensation committee has overall responsibility for evaluating and approving our executive officer incentive compensation, benefit, equity-based or other compensation plans, policies and programs. The compensation committee reviewed the Compensation Discussion and Analysis and recommended its inclusion in the amendment to the Company's annual report on Form 10-K. A copy of the compensation committee charter is available on the Company's website athttp://ir.higherone.com/.

Risk and Compliance Committee

The risk and compliance committee of our Board was formed on October 30, 2014 and consists of Messrs. Hartheimer (chair), Robinson, Collins and Goldfarb. All of the members of the risk and compliance committee are independent, as determined in accordance with the rules of the New York Stock Exchange and any relevant federal securities laws and regulations. The risk and compliance committee assists the Board of Directors in fulfilling its oversight responsibility relating to the Company's enterprise risk management governance and practices, the Company's compliance with laws and regulations that affect the Company's business, the Company's compliance with provisions of its agreements with banking partners concerning banking-related law compliance, the Company's actions in response to any formal or informal enforcement actions issued by any bank supervisory agency or other government agency and the Company's cybersecurity. Copies of the risk and compliance committee charter and the Company's corporate governance guidelines are available on the Company's website at http://ir.higherone.com/.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee currently consists of Messrs. Anderson (chair), Biddelman, Cromwell and Ms. Braunstein. All of the members of the nominating and corporate governance committee are independent, as determined in accordance with the rules of the New York Stock Exchange and any relevant federal securities laws and regulations. Copies of the nominating and corporate governance committee charter and the Company's corporate governance guidelines are available on the Company's website at http://ir.higherone.com/.

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

We have no formal policy regarding Board diversity. Our nominating and corporate governance committee and Board may therefore consider a broad range of factors relating to the qualifications and background of nominees, which may include diversity. Our nominating and corporate governance committee's and Board's priority in selecting Board members is identification of persons who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among Board members and the person's strength of character and judgment, professional and personal experiences and expertise relevant to our business strategy.

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

Board Leadership Structure

The Company is focused on its corporate governance practices and values independent Board oversight as an essential component of strong corporate performance to enhance stockholder value. Our commitment to independent oversight is demonstrated by the fact that a majority of our directors is independent. Mr. Biddelman currently serves as chairman of the Board. The Board believes that this leadership structure is appropriate given that the size of the Board permits regular communication among all of the independent directors, and between the independent directors and the Company's senior management. As the chairman of the Board, Mr. Biddelman acts as the principal interface between the Company's independent directors and senior management and presides over Board meetings, meetings of non-management and independent directors, or meetings held in executive session. Our Board believes that the current Board leadership structure is best for the Company and its stockholders at this time.

Role of the Board of Directors in Risk Oversight

The primary function of our Board is oversight, which includes defining and enforcing standards of accountability that enable senior management to execute their responsibilities fully and in the interests of stockholders. Consistent with that function, the following are the primary responsibilities of the Board: reviewing the Company's strategic plans and objectives, including, among other considerations, the principal risk exposures of the Company; evaluating the performance of the Company and its senior management, which includes (i) overseeing the conduct of the Company's business to evaluate whether it is being effectively managed, and (ii) selecting, regularly evaluating and planning for the succession of the president and chief executive officer and other members of senior management as the Board deems appropriate, including fixing the compensation of such individuals; providing advice and counsel to the president and chief executive officer and other senior management of the Company; overseeing compliance by the Company with applicable laws and regulations; monitoring the Company's accounting and financial reporting practices and reviewing the Company's financial and other controls; and overseeing management with a goal of ensuring that the assets of the Company are safeguarded through the maintenance of appropriate accounting, financial and other controls.

The audit committee, which is comprised solely of independent directors, assists the Board in fulfilling its oversight responsibilities relating to (i) the integrity of the Company's financial reporting internal control system (including the implementation and effectiveness of internal control over financial reporting); (ii) the performance of the internal audit services function; (iii) the annual independent audit of the Company's financial statements, the engagement of the independent auditors and the evaluation of the independent auditors' qualifications, independence and performance; (iv) the compliance by the Company with legal and regulatory requirements; (v) the implementation and effectiveness of the Company's disclosure controls and procedures; (vi) the evaluation of enterprise risk issues; and (vii) the fulfillment of the other responsibilities set out in the audit committee's charter.

Additionally, the Risk and Compliance Committee, which is comprised solely of independent directors, assists the Board in fulfilling its oversight responsibilities related to (i) the Company’s enterprise risk management governance and practices including identifying and managing the Company’s applicable risks; (ii) the Company’s compliance with laws and regulations that affect the Company’s business, including those arising from its relationships with its banking partners to adhere to various banking and related laws and regulations, including, but not limited to the Federal Deposit Insurance Act, and incorporating Section 5 of the Federal Trade Commission Act and applicable provisions of the Bank Secrecy Act (“banking-related laws”); (iii) the Company’s compliance with provisions of its agreements with banking partners concerning banking-related law compliance; (iv) the Company’s actions in response to any formal or informal enforcement actions issued by any bank supervisory agency or other government agency; (v) the Company’s compliance with Title IV of the Higher Education Act.

Audit Committee Report

The audit committee has reviewed and discussed the audited financial statements included within the annual report on Form 10-K with management. The audit committee has discussed with our independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61 as amended. The audit committee has received the written disclosures and the letter from our independent auditor required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the audit committee concerning independence, and has discussed with the independent accountant the independent accountant's independence. Based on the foregoing review and discussion, the audit committee recommended to the Board that the audited financial statements be included in our annual report on Form 10-K for fiscal year 2015.

Lowell Robinson (Chair)

Paul Biddelman

Robert Hartheimer

Meetings of the Board of Directors, Board and Committee Member Attendance and Annual Meeting Attendance

Our Board met 23 times during the last fiscal year, and the non-management and independent directors met in executive session 6 times. During the last fiscal year, the audit committee of the Board met 9 times; the compensation committee of the Board met 11 times; the nominating and corporate governance committee of the Board met 4 times; and the risk and compliance committee met 6 times. During 2015, each Board member attended 75% or more of the aggregate of the meetings of the Board and of the committees on which he or she served and was eligible to attend.

We encourage all of our directors and nominees for director to attend our Annual Meeting. All of our directors attended the Annual Meeting held on June 3, 2015.

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

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

The purpose of this compensation discussion and analysis section is to provide information about the material elements of compensation that are paid, awarded to, or earned by our "named executive officers," who consist of each person who served as our principal executive officer and principal financial officer during fiscal year 2015, and the three other most highly compensated executive officers at the end of fiscal year 2015. For fiscal year 2015, our named executive officers were:

●	Marc Sheinbaum, President and Chief Executive Officer

●	Christopher Wolf, Executive Vice President and Chief Financial Officer

●	Casey McGuane, Chief Operating Officer

●	Robert Reach, Chief Sales Officer

●	Thomas Kavanaugh, VP, General Counsel and Secretary

When designing our executive compensation program each year, we strive to implement good corporate governance practices and align executive interests with those of our shareholders. Our compensation program in fiscal year 2015 reflects our belief that executive compensation should be incentive-driven, and thus contains a mix of short-term and long-term incentives to appropriately motivate our executives. Consistent with our "pay-for-performance" philosophy, we also believe that a portion of executive pay should be performance-based. Our executive compensation practices reflect this philosophy in the following ways:

●

Our short-term annual cash bonus plan is based on individual and Company performance. If actual performance does not meet the threshold specified for each performance measure, no amount will be earned in respect of such measure.

●	Our long-term equity plan allows us to grant a variety of incentive awards, including options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other stock awards.

●

On August 6, 2015, the Board approved the Higher One Executive Severance Policy (please see “Employment and Severance Arrangements” below) to provide certain severance payments, including acceleration of certain equity awards, to designated officers and other key executives and employees of the Company in the event of a qualifying termination of employment. The change in control provisions under our Amended and Restated 2010 Equity Incentive Plan which provide for accelerated vesting of equity awards are currently double-trigger (other than the performance-based options granted in 2013 discussed below, which provide that any portion of the performance-based option that remains eligible to be earned following the date of the change in control will become exercisable immediately prior to the consummation of the change in control, and any portion of the performance-based option that was not earned prior to the consummation of the change in control will expire).

●	Our named executive officers are not entitled to any executive perquisites, tax gross-up payments or supplemental pensions.

Compensation Philosophy and Objectives

Our compensation philosophy is to provide a base salary that is competitive among comparable companies but to focus primarily on rewarding positive performance that encourages our named executive officers to grow the Company. As a result, our executive compensation program emphasizes incentive compensation over guaranteed base salaries. We have offered a mix of short-term and long-term incentives consisting of cash bonuses, stock options and restricted stock in order to motivate achievement of the Company's annual business plan and creation of long-term stockholder value. Our named executive officers earn an annual cash bonus based on Company performance. They also receive equity awards along with other key employees. Additionally, due to a loss of key employees, the risk of further key employees leaving the Company, the Company's need to retain such employees and the length of time it would take to fill positions if such key employees did leave the Company, we have incorporated retention awards into our philosophy. Our named executive officers have received no benefits or perquisites in addition to those offered to all employees of the Company. We believe that our compensation program should remain focused on the essentials necessary to retain and reward our experienced named executive officers and to attract others to the Company as needed.

We held a non-binding advisory vote on our executive compensation program (commonly referred to as the "say on pay" vote) at our annual meeting held on June 11, 2014. Our 2014 say on pay proposal received substantial majority support from stockholders. We interpreted this stockholder support as an acknowledgment that our executive compensation program and practices are reasonable and well-aligned with stockholder expectations and, taking such support into consideration, have maintained our compensation structure in 2016. At our 2011 annual meeting, our stockholders voted in favor of the proposal to hold say on pay votes every three years and the Board adopted the proposal. Our next say on pay vote will be held at our annual meeting of stockholders in 2017. In the future, we will continue to consider the outcome of our triennial say on pay votes when making compensation decisions regarding our named executive officers.

Role of the Compensation Committee

The compensation committee has the responsibility of evaluating, reviewing and approving the compensation plans, policies and programs of the Company, and ensuring that such plans, policies and programs provide appropriate incentives to recruit, motivate and retain employees.

The compensation committee meets from December through March in order to review the compensation from the prior year and set its compensation policy for the coming year. During these meetings, the compensation committee reviews and approves the compensation of named executive officers, including base salary, annual incentive bonus and equity compensation. In addition, the Committee meets periodically throughout the year, to assess current executive officer performance and compensation in light of current market conditions and strategic priorities, and may address compensation policies or programs throughout the year, if deemed appropriate.

During this period, the committee confers with our president and chief executive officer to establish annual goals for him and the other named executive officers. The president and chief executive officer discusses the specific accomplishments of the executive team during the prior year, as well as the team's business development plans for the upcoming year, which the committee uses to help it set the annual targets for the named executive officers' bonus opportunities. The president and chief executive officer also provides relevant information to the committee regarding specific challenges or opportunities facing the executive team in the upcoming year, such as changes in the Company's business development plan, anticipated hiring of new employees and retention of current employees, and exploration of new avenues of business growth. The committee also obtains self-evaluations from the other named executive officers. The committee meets in executive session without the presence of the named executive officers in order to evaluate the officers' performance with respect to the goals set by the committee, market compensation data, and our performance and shareholder return during the year.

Since the Company's initial public offering in 2010, the compensation committee has engaged Steven Hall & Partners to assist the committee in examining our compensation levels and structures in the context of other similar public companies and in designing a program that properly compensates and motivates the executive team in light of the Company's circumstances. The compensation committee has continued to work with Steven Hall & Partners in benchmarking executive and director compensation and setting compensation levels.

Steven Hall & Partners does not have any relationship or arrangement with the Company other than its engagement as a consultant to the compensation committee.

Compensation Benchmarking and Peer Group

 For 2015 compensation, the compensation committee engaged Steven Hall & Partners to perform a study regarding executive compensation programs at comparative companies. The comparative information provided by Steven Hall & Partners was obtained from publicly filed reports of each company in the comparative peer group, as well as from nationally recognized compensation surveys. The study benchmarked compensation against the Company's peer group. The process utilized by Steven Hall & Partners in determining the peer group was consistent with the process utilized in 2014 and included the following: identification of companies in the business services, financial transaction and/or technology industries; review of potential peers within the Company's SIC code; review of companies in the identified industries; and "peers of peers" analysis. These potential peers were then narrowed down based upon business description and through a review of 1-, 3- and 5- year revenue growth, operating income, net income and market cap. Based on the results of the peer group analysis described above, three companies (Fleetcor Technologies, Inc., Heartland Payment Systems, Inc. and WEX, Inc.) from the 2014 peer group were removed, while three companies (Cass Information Services, Inc., PFSweb, Inc. and PRGX Global, Inc.) were added to the peer group in 2015. The committee determined that the peer group modifications were appropriate and reflective of the Company’s size, scope, and lines of business.

The 2015 peer group consisted of the following twelve companies:

● Blackbaud, Inc.	● Ebix, Inc.	● Moneygram International, Inc.

● Bottomline Technologies, Inc.	● Exlservice Holdings, Inc.	● NIC, Inc.

● Cardtronics, Inc.	● Financial Engines, Inc.	● PFSweb, Inc.

● Cass Information Systems, Inc.	● Green Dot Corporation	● PRGX Global, Inc.

The compensation committee discussed the report with Steven Hall & Partners and used the data contained therein as an aid in setting 2015 executive compensation. The peer group going forward is subject to alteration.

Elements of Compensation

Our executive compensation program for 2015, as set by the compensation committee, consisted of the following components:

●	Base salary;

●	Annual cash incentive awards linked to Company performance;

●	Long-term incentive compensation in the form of stock options, restricted stock units, cash-settled restricted stock units, and restricted cash awards; and

●	Company-wide employee welfare and retirement benefits.

Base Salary

We pay an annual base salary to our named executive officers in order to provide them with a fixed rate of cash compensation during the year. The compensation committee conducts an annual review of each named executive officer regarding his performance and salary, and considers whether the amount of that salary is appropriate. Since our initial public offering in 2010, the committee has determined the named executive officers' base salaries primarily by reviewing the comparable data presented in Steven Hall & Partners' report and discussing such data with Steven Hall & Partners. The committee has also considered each executive's responsibilities, prior performance and other discretionary factors, such as the executive's business planning and development, identification of areas for Company growth, management style and effectiveness, ability to motivate and set appropriate goals for the Company's workforce, ability to cultivate and retain a productive workforce, and ability to work effectively with outside professionals and consultants.

For fiscal year 2015, the compensation committee reviewed the data and decided to transition Mr. Reach away from a compensation package that included commissions towards a bonus and annual salary package more in line with the other executive officers. To accomplish this, his annual base salary was increased from $325,000 to $350,000.

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

In 2015, the compensation committee established the following individual targets and maximum bonus opportunities as a percent of base salaries:

	Target	Maximum Opportunity
Marc Sheinbaum	100%	200%
Christopher Wolf	70%	123%
Casey McGuane	70%	123%
Thomas Kavanaugh	77%	135%
Robert Reach	70%	123%

The measures, targets and weightings were set under the Short Term Incentive Plan as follows:

Performance Criteria	Weighting	Threshold	Target	Maximum
Total Revenue (million)	25%	$204	$214	$224
Adjusted EPS(1)	25%	$0.38	$0.44	$0.49
Management Objectives(2)	50%	(2)	(2)	(2)

(1)

Adjusted EPS is computed by dividing the Company’s adjusted net income by the Company’s weighted average shares outstanding for the period. We prepare adjusted net income to eliminate the effect of items that we do not consider indicative of our core operating performance. For example, during the year ended December 31, 2015, the Company defined adjusted net income as net income, adjusted to eliminate (a) stock-based compensation expense related to incentive stock option grants and civil money penalty related to restitution and (b) after giving effect to tax adjustments, (i) stock-based compensation expense related to non-qualified stock option grants, (ii) costs related to planned disposal of disbursements business incurred in 2015, (iii) stock-based compensation expense related to non-qualified stock option and restricted stock grants, (iv) the allowance for customer restitution recorded in 2015 and the related expenses associated with the Fed Order and FDIC Order, (viii) a restructuring charge incurred in 2015, (v) the gain on the disposition of our data analytics business in 2015 and (vi) amortization expenses related to acquired intangible assets and financing costs. Adjusted EPS should not be considered as an alternative to diluted earnings per share or any other measure of financial performance calculated and presented in accordance with GAAP. The Company’s adjusted EPS may not be comparable to similarly titled measures of other organizations because other organizations may not calculate such a measure in the same manner as we do.

(2)

The 2015 management objectives included (i) improving product value for consumers and higher education institutions; (ii) strengthening compliance through strong risk and compliance controls; (iii) enhancing our service to consumers while improving efficiency; (iv) retaining key talent and developing a strong culture; and (v) positioning the Company for success by enhancing financial flexibility, maintaining bank partnerships and resolving regulatory matters. The threshold was to achieve one of the five management objectives, the target was to achieve three of the five management objectives and the maximum was to achieve all five management objectives.

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

In February 2016, the compensation committee reviewed the Company’s performance for the fiscal year ended 2015 against the performance measures, targets and weighting that were set under the Short Term Incentive Plan. The committee determined that Total Revenue was in between the target and maximum levels, Adjusted EPS was at the target level and Management Objectives were met at the maximum level (the Company’s Adjusted EPS in 2015 was $0.44 and the Company’s Total Revenue in 2015 was $219.6 million). Based on the above and each individual’s performance, the compensation committee awarded cash bonuses to each named executive officer as follows:

Cash
Marc Sheinbaum	$665,000
Christopher Wolf	$330,000
Casey McGuane	$255,000
Robert Reach	$295,000
Thomas Kavanaugh	$255,000

The cash bonuses were paid under the Company’s Short Term Incentive Plan in March 2016.

Long-Term Incentive Compensation

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

Since the Company’s initial public offering, it has been the practice of the compensation committee to make annual equity grants at its first meeting following the release of the Company’s year-end financial results. In accordance with this practice, in March 2015, the compensation committee made annual grants under the 2010 Equity Incentive Plan to Messrs. Sheinbaum, Wolf, McGuane, Kavanaugh and Reach. Consistent with Company and market practice, the annual grants were granted at least two days following the Company's year-end earnings release (with the number of shares being valued based on the average of the previous business day's high and low trading prices, in accordance with the Amended and Restated 2010 Equity Incentive Plan). Mr. Sheinbaum received 247,437 restricted stock units and 125,000 stock options. These stock options have an exercise price of $3.42 and vest over two years beginning on the first anniversary of the grant date. Mr. Wolf received 132,064 restricted stock units; Mr. Kavanaugh received 58,565 restricted stock units and Messrs. McGuane and Reach each received 49,487 restricted stock units. The restricted stock units granted vest in equal parts over two years beginning on the first anniversary of the grant date.

As fully described in 2014’s Compensation Discussion and Analysis, in 2013, the compensation committee awarded to the named executive officers a one-time special grant of options to be earned based on growth in the Company's earnings over fiscal year 2014, 2015 and 2016. The performance-based option pool is divided among the named executive officers as follows: Mr. McGuane: 300,000; and Messrs. Reach and Wolf: 150,000 each.  No performance-based options were earned for 2015 because performance levels were, under the terms of the option, not met for 2015 as Adjusted EBITDA for 2015 did not increase by 10% or more over the Adjusted EBITDA for 2014.

 Upon a change in control of the Company, any portion of the performance-based option that remains eligible to be earned following the date of the change in control will become exercisable immediately prior to the consummation of the change in control, and any portion of the performance-based option that was not earned prior to the consummation of the change in control will expire. Any unvested performance-based options expire upon the date of the holder's termination of employment for any reason, and vested performance-based options expire upon the earlier of (i) three months after the holder's termination of employment other than for Cause (as defined in the grant agreement), death or disability, (ii) one year after the holder's termination of employment by reason of death or disability, (iii) the commencement of business on the date the holder's employment is, or is deemed to have been, terminated for Cause, or (iv) the tenth anniversary of the grant date.

For purposes of the performance bonuses only, “Adjusted EBITDA” shall be based on the audited financial statements of the Company for the applicable fiscal year and determined in the same manner as set forth in the Company’s earnings release reconciliation contained in the Form 8-K filed on February 12, 2013, excluding the effect of: (i) restructurings, reorganizations, discontinued operations, non-core businesses in continuing operations, acquisitions, dispositions, or any extraordinary nonrecurring items as described in Financial Accounting Standards Board Accounting Standards Codification Topic 225 and/or in management’s discussion and analysis of financial condition and results of operations appearing in the Company’s Annual Report on Form 10-K for the applicable fiscal year, (ii) the cumulative effects of tax or accounting changes, each in accordance with generally accepted accounting principles, (iii) foreign exchange gains or losses, (iv) stock-based compensation, (v) amortization of intangible assets, impairments of goodwill and other intangible assets, asset write downs, or non-cash interest expense or (vi) litigation or claim judgments or settlements.

In connection with his appointment as chief financial officer, on March 8, 2013, Mr. Wolf was granted 50,000 restricted shares of common stock, which shares vest in equal installments over four years subject to his continued employment through the applicable vesting date.

 Separately, in August 2014, due to factors including a loss of key employees, the risk of further key employees leaving the Company, the Company's need to retain such employees and a recognition of the length of time it would take to fill positions if such key employees did leave the Company, the compensation committee awarded retention bonuses in the form of restricted stock units and cash awards, to certain of our named executive officers. The restricted stock units were granted on the first Friday following the Company's filing of its second quarter 2014 Form 10-Q (with the number of shares being valued based on the average of the previous day's high and low trading prices, in accordance with the Amended and Restated 2010 Equity Incentive Plan). Mr. Wolf received 100,128 restricted stock units having a value of $390,000; Mr. McGuane received 92,426 restricted stock units having a value of $360,000; and Mr. Reach received 83,440 restricted stock units having a value of $325,000. The restricted stock units granted to each executive vested 50% on March 31, 2016 and the remaining 50% will vest on March 31, 2017. The cash bonuses were awarded as follows: Mr. Wolf was awarded $327,600; Mr. McGuane was awarded $302,400; and Mr. Reach was awarded $90,000.  The cash awards vested 50% on March 31, 2015 and 50% on October 31, 2015.

In September 2015, as a CEO retention plan, the Company granted a cash award and a restricted stock unit award to Mr. Sheinbaum. The Compensation Committee viewed these retention awards as an extension of the retention awards granted to certain of our named executive officers in August 2014 as described above. At the time of the August 2014 retention awards, the Compensation Committee did not make a grant to Mr. Sheinbaum in August 2014 as he had joined the Company only four months previously.   However, in light of his service with the Company since that time, desire for him to continue with the Company and recognition of the cost in both time and money of filling his position if he did leave the Company, the Compensation Committee decided to grant the retention awards to Mr. Sheinbaum in September 2015.   Further rational behind this plan included the Company’s need to create greater stability on the executive team given recent departures of executives over the last few years and the need for greater continuity as the Company continued to face uncertainty in certain areas of the business. Other factors the Company considered when determining the retention plan was necessary included a peer compensation analysis, a thorough performance review process and strong performance review in the first quarter 2015, The cash award of $660,000 will vest and be paid 50% on April 30, 2016 and 50% on October 31, 2016, subject to continued employment by Mr. Sheinbaum through each such date and the Company’s achievement of an aggregate revenue target for the period beginning on October 1, 2015 and ending March 31, 2016 (the “cash award performance target”); provided, that achievement of the cash award performance target will no longer be a condition for vesting and payment following a change in control (as defined in the award agreement) of the Company. Upon termination of employment by reason of death or disability, any unpaid cash award will immediately vest in full and be paid to the Mr. Sheinbaum or, in the case of death, to the Mr. Sheinbaum’s estate. Upon termination of employment by the Company without cause or by Mr. Sheinbaum for good reason, any unpaid cash award will immediately vest in full and be paid to Mr. Sheinbaum, subject to the Company’s achievement of the cash award performance target (if applicable). Upon any other termination of employment, Mr. Sheinbaum will forfeit any unpaid portion of the cash award.

 The award of 150,000 restricted stock units will vest and be settled in an equal number of shares of Company common stock 50% on March 31, 2017 and 50% on March 31, 2018, subject to continued employment by Mr. Sheinbaum through each such date and the Company’s achievement of an aggregate revenue target for the period beginning on July 1, 2015 and ending June 30, 2016 (the “RSU award performance target”); provided, that achievement of the RSU award performance target will no longer be a condition for vesting and settlement following a change in control (as defined in the award agreement) of the Company. Upon termination of employment by reason of death or disability, any unvested restricted stock unit award will immediately vest in full and be settled in shares of Company common stock. Upon termination of employment by the Company without cause or by Mr. Sheinbaum for good reason, any unvested restricted stock unit award will immediately vest in full and be settled in shares of Company common stock, subject to the Company’s achievement of the RSU award performance target (if applicable). Upon any other termination of employment, Mr. Sheinbaum will forfeit any unvested restricted stock unit award.

Employment and Severance Arrangements

We have not historically had any employment agreements with our named executive officers; however, the Company does have an employment agreement with Marc Sheinbaum and certain severance arrangements with the other named executive officers.

On April 11, 2014, the Board of Directors appointed Marc Sheinbaum as the Company's Chief Executive Officer and as a member of the Company's Board, effective April 16, 2014.  On April 16, 2014, the Company also entered into an employment agreement with Marc Sheinbaum to become Chief Executive Officer and a member of the Board.  The employment agreement may be terminated (i) upon Mr. Sheinbaum's death or disability, (ii) by the Company for Cause (as defined in the agreement), (iii) by the Company without Cause, (iv) by Mr. Sheinbaum for Good Reason (as defined in the agreement) or (v) by Mr. Sheinbaum upon 30 days' notice. The Company or Mr. Sheinbaum may choose not to renew the agreement by providing a notice of non-renewal at least 3 months before the end of an Employment Period.  The employment agreement has a three-year term with automatic one-year extensions.

Pursuant to the employment agreement, Mr. Sheinbaum will receive a base salary of $550,000 per annum, subject to annual review and possible increase as determined by the Compensation Committee of the Board of Directors. During each year of the employment agreement, Mr. Sheinbaum will be eligible to receive an annual bonus with targeted payout ranging between 100% and 200% of his then-current base salary.  Mr. Sheinbaum is eligible to participate in the Company's equity and equity-based incentive plans and programs, and he and his eligible dependents are entitled to participate in all employee benefit plans, programs and policies of the Company.  Mr. Sheinbaum also received a one-time sign-on award of 250,000 options and 125,000 shares of restricted stock.  In addition, in consideration of Mr. Sheinbaum's forfeiture of equity awards of a prior employer held by him as a result of his employment with the Company, he received a make-whole award of 128,204 shares of restricted stock and $416,675 in cash. Each of the foregoing awards vests pro rata on each of the first, second and third anniversary of the grant date and are subject to the terms and conditions of the Company's Amended and Restated 2010 Equity Incentive Plan and their respective grant agreements.  If Mr. Sheinbaum's employment is terminated by the Company without Cause or he terminates his employment for Good Reason (other than within the 24-month period following a Change in Control of the Company), he will be entitled to (i) a lump sum cash payment equal to one and one half times (1.5x) the sum of his base salary and target annual bonus and (ii) up to 18 months of medical and life insurance benefits which shall cease upon his eligibility to receive health insurance benefits from a subsequent employer.  In addition, all outstanding equity awards will continue to vest on the anniversary dates of the grant in accordance with the terms of their respective grant agreements and options held by him will remain exercisable for one year post-termination or one year after their vesting date, as applicable.  If Mr. Sheinbaum's employment is terminated by the Company without Cause or by him for Good Reason, each within the 24-month period following a Change in Control of the Company (a "CIC Termination"), the severance payment will be two times (2x) the sum of his base salary and target annual bonus and 24 months of continued insurance coverage.  In the case of a CIC Termination, or upon Mr. Sheinbaum's termination due to death, disability or retirement, all outstanding equity awards will immediately vest and any options held by him will remain exercisable for one year or, in the case of a CIC Termination or Mr. Sheinbaum's retirement, until the expiration date of the option. In the case of a termination by the Company for Cause or by Mr. Sheinbaum voluntarily (other than for Good Reason or retirement), all unvested equity awards are forfeited and vested awards remain exercisable for 30 days (if for Cause) or 90 days (if voluntarily).  All such severance payments and benefits are conditioned on Mr. Sheinbaum's execution of a release of claims in favor of the Company and compliance with the restrictive covenants as provided in the employment agreement.

Pursuant to the severance protection agreement entered into with Mr. Wolf on January 14, 2014, in the event that Mr. Wolf's employment is terminated by the Company without Cause or by Mr. Wolf for Good Reason (as such terms are defined in the severance protection agreement), in each case within the 24 month period following either (i) the occurrence of a Change of Control (as defined in the severance protection agreement), or (ii) the appointment of a chief executive officer other than Mr. Volchek (which appointment occurred on April 16, 2014), in each case occurring after January 14, 2014, Mr. Wolf will be entitled to receive a severance payment in an amount equal to one year of his then-current base salary plus a prorated amount of his annual bonus. The severance payment is subject to Mr. Wolf's execution of a general release and waiver of claims against the Company and his continuing compliance with the restrictive covenants set forth in the severance protection agreement.

Additionally, on April 20, 2015, Mr. Wolf's severance protection agreement was amended and restated. Under the amended and restated severance protection agreement, all of Mr. Wolf's unvested options to purchase shares of common stock of the Company, all of his unvested restricted common stock of the Company and all of his unvested restricted stock units of the Company shall immediately become exercisable or vest, as applicable, as of the date of a Change of Control and be settled in accordance with the terms of the respective option agreements, restricted stock and restricted stock unit grant agreements provided that he is continuously employed at Company, or one of its subsidiaries, through the date of such Change of Control.  Each option shall continue to have the expiration date as set forth in its respective option grant agreement.

On August 6, 2015, the Board approved the Higher One Executive Severance Policy (the “Severance Policy”) to provide certain severance payments to designated officers and other key executives and employees of the Company in the event of a qualifying termination of employment. In the event a participant’s employment at the Company is terminated (i) by the Company without cause (other than as a result of death or disability) or (ii) by the participant for good reason (in each case a “qualifying termination”), the participant will continue to receive his or her base salary, payable in equal monthly installments over the next 12 months, a prorated annual bonus and reimbursement of COBRA payments (if applicable) for 12 months following termination (the “severance payments”). The severance payments are conditioned upon the participant’s execution of a general release of the Company and compliance with certain confidentiality, nonsolicitation, noncompetition and nondisparagement covenants (the “release and covenant conditions”). In the event of a participant’s qualifying termination within 75 days prior to or 12 months following a change in control of the Company, the participant’s unvested equity awards will immediately vest and be settled as set forth in their grant agreements and stock options will remain outstanding until the earlier of (i) the 12 month anniversary of the termination of the participant’s employment with the Company and (ii) the tenth anniversary date of the option grant and the participant will receive the severance payments, in each case, subject to satisfaction of the release and covenant conditions. In the event of a sale of assets of the Company in connection with which the participant ceases to be employed by the Company, depending upon the participant’s employment with the acquirer of the assets upon and for 12 months following the sale (or lack of employment at such time or during such period), the participant may receive accelerated vesting of Company equity awards and/or severance payments as described in the Severance Policy and his stock options may remain outstanding until the earlier of (i) the 12 month anniversary of the termination of the participant’s employment with the Company and (ii) the tenth anniversary date of the option grant.

Employee Welfare and Retirement Benefits

We provide the following benefits, among others, to our named executive officers on the same basis as all other eligible employees of the Company:

●	Health insurance;

●	Paid time off and paid holidays;

●	Life insurance;

●	Short-term and long-term disability insurance; and

●	401(k) plan with Company matching contributions of 4%.

We believe these benefits are generally consistent with those offered by our peer group companies.

Perquisites

Our named executive officers have received no benefits or perquisites in addition to those offered to all employees of the Company.

Severance and Change in Control Agreements

Other than as described under “Employment and Severance Arrangements” above, we do not have any severance or change in control agreements with our named executive officers.

Risk Assessment

In 2015, our compensation committee determined that none of our compensation policies and programs creates a risk that is reasonably likely to have a material adverse effect on the Company.

Policy on Code Section 162(m)

 Section 162(m) denies publicly-held companies a tax deduction for annual compensation in excess of $1 million paid to their chief executive officer or any of their three other most highly compensated executive officers (other than the chief financial officer) employed on the last day of a given year, unless their compensation is based on qualified performance criteria. To qualify for deductibility, these criteria must be established by a committee of independent directors and approved, as to their material terms, by that company's stockholders. With the exception of the discretionary bonuses paid in 2012, since our initial public offering, we have generally structured our bonus and equity-based incentive programs so that they would meet the requirements for performance-based compensation under Section 162(m), although they were not subject to such requirements by law. Our Amended and Restated 2010 Equity Incentive Plan permits (but does not require) the committee to grant equity awards that may qualify as performance-based compensation for purposes of Section 162(m) of the Code. However, our compensation committee may approve compensation or changes to plans, programs or awards that may cause the compensation or awards not to comply with Section 162(m) if it determines that such action is appropriate and in our best interests.

Summary Compensation Table

The following table sets forth the compensation paid to or earned during the fiscal years ended December 31, 2015, 2014 and 2013 by (i) our principal executive officer during fiscal year 2015, (ii) our principal financial officer during fiscal year 2015, and (iii) our three other most highly compensated executive officers who were serving as executive officers at the end of fiscal year 2015:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Marc Sheinbaum	2015	550,000	138,897	1,168,735	174,800	665,000	9,167	2,706,594
Chief Executive Officer as of April 16, 2014	2014	389,583	550,000	1,502,766	709,070	-	-	3,151,419
Christopher Wolf	2015	390,000	327,600	451,659		330,000	10,600	1,509,589
Chief Financial Officer as of March 5, 2013	2014	390,000	-	477,976	-	-	10,400	878,376
	2013	294,231	-	463,000	787,050	39,502	10,000	1,593,783
Thomas Kavanaugh	2015	270,000	144,000	200,292		255,000	10,600	879,892
General Counsel
Casey McGuane	2015	360,000	302,400	169,246		290,000	10,600	1,132,246
Chief Service Officer until May 7, 2013;	2014	360,000	-	447,976			10,400	818,376
Chief Operating Officer after May 7, 2013	2013	300,000	-	34,379	1,574,100	33,834	10,000	1,952,313
Robert Reach(6)	2015	343,750	90,000	169,246		295,000	10,600	908,596
Chief Sales Officer	2014	498,789	-	412,976			10,400	922,165
	2013	507,321	-	10,310	787,050	10,150	10,000	1,324,831

(1) The amounts in this column reflect aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of restricted stock awards, restricted stock units and option awards granted to our named executive officers. For a description of the assumptions used in determining grant date fair value, see Note 2 to our consolidated financial statements. The option awards granted to our named executive officers in 2013 are subject to performance conditions. The grant date fair value of these performance-based option awards assumes that all options will vest pursuant to the terms of the option agreements.

(2) The amounts in this column reflect annual cash bonuses earned by our named executive officers as described in the section “Elements of Compensation—Annual Bonus” above.

(3) The amount shown for each named executive officer represents Company matching contributions under our 401(k) plan.

(4) This amount reflects payment of the first installment of Mr. Sheinbaum’s cash-based sign on award pursuant to his employment agreement.

(5) Amounts reflect the payment at vesting of cash awards awarded in August 2014.

(6) Salary amounts shown for Mr. Reach consist of a base salary of $300,000, $325,000 and $350,000 for 2013, 2014 and 2015, respectively and sales commissions of $207,321, $173,789 for 2013, and 2014 respectively.  The increase to $350,000 in 2015 was effective on April 1, 2015, so the amount shown is prorated.

Grants of Plan-Based Awards in Fiscal Year 2015

The following table sets forth, for each of the named executive officers, awards granted during fiscal 2015 under our annual cash bonus program and our 2010 Equity Incentive Plan. The exercise price for our options is based on the average of the high and low price on the New York Stock Exchange on the day immediately preceding the grant date.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Closing Market Price on Date of Grant ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Marc Sheinbaum	9/21/2015	-	-	-	150,000	-	-	2.15	322,500
Marc Sheinbaum	3/2/2015	-	-	-	247,437	-	-	3.42	846,235
Marc Sheinbaum	3/2/2015	-	-	-	-	125,000	3.42	-	174,800
Marc Sheinbaum	3/27/2015	-	550,000	962,500
Marc Sheinbaum	9/21/2015		660,000
Christopher Wolf	3/2/2015	-	-	-	132,064	-	-	3.42	451,659
Christopher Wolf	3/27/2015	-	273,000	477,750	-	-	-	-
Christopher Wolf		-	-	-	-	-	-	-
Thomas Kavanaugh	3/2/2015	-	-	-	58,565	-	-	3.42	200,292
Thomas Kavanaugh	3/27/2015	-	210,000	367,500
Casey McGuane	3/2/2015	-	-	-	49,487	-	-	3.42	169,246
Casey McGuane	3/27/2015	-	252,000	441,000	-	-	-	-	-
Rob Reach	3/2/2015	-	-	-	49,487	-	-	3.42	169,246
Rob Reach	3/27/2015	-	245,000	428,750	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year End 2015

The following table sets forth, for each of the named executive officers, the equity awards outstanding as of the end of fiscal 2015:

		Option Awards									Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares of Units of Stock that Have Not Vested ($)(1)
Marc Sheinbaum
	4/18/2014	83,332	166,668	(2)	—		5.94	4/17/2024
	4/18/2014							4/17/2024	83,334	(2)	270,002
	4/18/2014							4/17/2024	85,470	(2)	276,923
	3/2/2015							3/1/2025	247,437	(7)	801,696
	9/21/2015							9/20/2025	150,000	(8)	486,000
	9/21/2015	—	125,000	(7)	—		3.42	9/20/2025
Thomas Kavanaugh
	11/6/2009	60,000	—		—		5.67	11/5/2019
	3/19/2009	15,000	—		—		4.59	3/18/2019
	3/26/2010	15,000	—		—		13.94	3/25/2020
	2/10/2012	7,666	2,334	(3)	—		15.28	2/9/2022
	2/15/2013	19,833	15,167	(3)	—		10.52	2/14/2023
	8/15/2014							8/14/2023	66,752	(6)	216,276
	3/2/2015							3/1/2024	58,565	(7)	189,751
Christopher Wolf
	3/8/2013	—	—		150,000	(4)	9.02	3/7/2023
	3/8/2013							3/7/2023	25,000	(5)	81,000
	8/15/2014							8/14/2023	100,128	(6)	324,415
	3/2/2015							3/1/2024	132,064	(7)	427,887
Casey McGuane
	12/7/2007	90,000	—		—		2.67	12/6/2017
	9/25/2008	75,000	—		—		4.59	9/24/2018
	2/18/2011	24,166	834	(3)	—		18.05	2/17/2021
	2/10/2012	14,183	4,317	(3)	—		15.28	2/9/2022
	2/15/2013	—	—		300,000	(4)	10.52	2/14/2023
	8/15/2014							8/14/2023	92,426	(6)	299,460
	3/2/2015							3/1/2024	49,487	(7)	160,338
Rob Reach
	12/7/2007	60,179	—		—		2.67	12/6/2017
	9/25/2008	75,000	—		—		4.59	9/24/2018
	2/18/2011	24,166	834	(3)	—		18.05	2/17/2021
	2/10/2012	14,183	4,317	(3)	—		15.28	2/9/2022
	2/15/2013	—	—		150,000	(4)	10.52	2/14/2023
	8/15/2014							8/14/2023	83,440	(6)	270,346
	3/2/2015							3/1/2024	49,487	(7)	160,338

(1)

The amounts in this column represent the number of unvested restricted stock units outstanding for the named executive officers at fiscal year-end multiplied by the stock price of $3.24 (closing price for a share of our common stock on December 31, 2015).

(2)	This award vests over three years in three equal installments commencing on the first anniversary of the grant date.

(3)	This award vests at a rate of 20% on the first anniversary of the grant date, and in forty-eight equal monthly installments over the following four years.

(4)	This award vests based on Adjusted EBITDA performance as described above under “Long-Term Incentive Compensation”.

(5)

This award vests over four years in four equal installments commencing on the first anniversary of the grant date. Remainder of award will vest in two equal installments on each of March 8, 2016 and March 8, 2017.

(6)	This award vests in two equal installments on each of March 31, 2016 and March 31, 2017.

(7)	This award vests in two equal installments on each of March 2, 2016 and March 2, 2017.

(8)	This award vests in two equal installments on each of March 31, 2017 and March 31, 2018.

Options Exercised and Stock Vested

The following table shows exercises of stock options and restricted stock and restricted stock units vesting for the year ended December 31, 2015, for each of the named executive officers named in the Summary Compensation Table.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Marc Sheinbaum	—	—	84,400	218,174
Thomas Kavanaugh	—	—	6,250	21,906
Christopher Wolf	—	—	24,397	74,419
Casey McGuane	—	—	10,997	38,544
Rob Reach	—	—	10,997	38,544

(1)	Amounts reflect the market value of our common stock on the day on which the restricted stock or restricted stock units vested.

Pension Benefits and Non-Qualified Deferred Compensation

The Company does not have any defined pension or defined contribution plans for its named executive officers other than a tax-qualified 401(k) Plan. The Company does not maintain any non-qualified deferred compensation plans.

Potential Payments Upon Termination or Change in Control

During fiscal year 2015, our named executive officers were eligible for certain severance payments upon termination of their employment pursuant to severance arrangements as described in “Employment and Severance Arrangements” above, including the Severance Policy. However, the named executive officers were not entitled to any severance payments solely as a result of a change of control of the Company. Other than as discussed below, under the Amended and Restated 2010 Equity Incentive Plan, upon a termination of employment, all unvested equity awards terminate and vested stock options may continue to be exercised within a three-month period (extended to a twelve-month period if terminated due to a “disability” within the meaning of Section 22(e)(3) of the Code or death).

Under the Amended and Restated 2010 Equity Incentive Plan, if within the one-year period following a “Change-in-Control” (as defined below), a named executive officer’s employment is terminated by the Company without “Cause” (as defined below), all outstanding options held by such named executive officer shall vest immediately and be exercisable as of the effective date of termination, in accordance with the terms of the Amended and Restated 2010 Equity Incentive Plan. In addition, the performance-based options granted under the terms of the Amended and Restated 2010 Equity Incentive Plan vest upon a Change-in-Control, as described in “Long-Term Incentive Compensation” above. Under the Severance Policy, if within the 75-day period before or the one-year period following a “Change-in-Control” (as defined below), a named executive officer’s employment is terminated by the Company without “Cause” (as defined below) or he terminates his employment for “Good Reason” (as defined below), all outstanding equity awards held by such named executive officer shall vest immediately and be settled as set forth in the relevant grant agreements, and stock options will remain outstanding until the earlier of (i) the 12 month anniversary of the termination of the named executive officer’s employment with the Company and (ii) the tenth anniversary date of the option grant (for more information, see “Employment and Severance Arrangements” above). The table below provides an estimate of the value of such accelerated vesting of unvested awards assuming that a Change-in-Control and a qualifying termination of employment occurred on December 31, 2015, and assuming a stock price of $3.24 per share, the closing price of a share of our common stock, on such date. However, the executives’ employment was not terminated on December 31, 2015, under such plans and a change in control did not occur on that date. There can be no assurance that a termination of employment, a change in control or both would produce the same or similar results as those set forth below if either or both of them occur on any other date or at any other price, or if any other assumption used in calculating the benefits set forth below is not correct in fact.

Termination Without Cause or For Good Reason in Connection with a Change in Control

Name	Aggregate Salary Continuation ($)(1)	Bonus ($)(2)	Value of Accelerated Stock Option Vesting ($)(3)	Value of Accelerated Restricted Stock and RSU Vesting ($)(4)		Additional Benefits ($)(5)	Total Benefits ($)
Marc Sheinbaum	1,100,000	1,100,000	—	1,834,621		49,516	4,084,137
Christopher Wolf	390,000	273,000	(6)	833,302	(6)	9,080	1,505,382
Thomas Kavanaugh	272,000	210,000	—	406,027		--	888,027
Casey McGuane	360,000	252,000	—	459,798		21,612	1,093,710
Robert Reach	350,000	245,000	—	430,683		17,569	1,043,252

(1)	For Mr. Sheinbaum, this column reflects an aggregate salary continuation payment equal to two times his annual base salary due pursuant to Mr. Sheinbaum’s employment agreement as a result of our termination of Mr. Sheinbaum's employment without "cause" or by Mr. Sheinbaum for "good reason" within 24 months of a change in control. The salary continuation payment under such employment agreement is payable in one lump sum within 40 days of termination.

For named executive officers other than Mr. Sheinbaum, this column reflects aggregate salary continuation payments due pursuant to the Severance Policy and Mr. Wolf’s severance protection agreement as a result of our termination of employment without "cause" (other than as a result of death or disability) or by the individual for "good reason," regardless of the occurrence of a change in control. Salary continuation payments are payable in equal monthly installments for one year.

(2)

For Mr. Sheinbaum, this column reflects a payment equal to two times his target bonus payment due pursuant to Mr. Sheinbaum’s employment agreement as a result of our termination of Mr. Sheinbaum's employment without "cause" or by Mr. Sheinbaum for "good reason" within 24 months of a change in control. This bonus payment under such employment agreement is payable in one lump sum within 40 days of termination.

For named executive officers other than Mr. Sheinbaum, this column reflects an estimated bonus payment due pursuant to the Severance Policy and Mr. Wolf’s severance protection agreement as a result of our termination of employment without "cause" (other than as a result of death or disability) or by the individual for "good reason." Other than Mr. Sheinbaum, the other named executive officers would receive a prorated bonus, payable once such bonus amount is granted by the Compensation Committee of the Company's Board of Directors upon its annual review of the Company's executive officers.

(3)

The amounts in this column represent for each named executive officer the intrinsic value of the stock options subject to accelerated vesting due pursuant to Mr. Sheinbaum’s employment agreement (as a result of our termination of Mr. Sheinbaum's employment without "cause" or by Mr. Sheinbaum for "good reason" within 24 months of a change in control), the Severance Policy (as a result of our termination of employment without "cause" or by the individual for "good reason" within 75 days before or one year after a change in control) and Mr. Wolf’s severance protection agreement (see footnote (6) below). The amounts were calculated as the excess of $3.24 per share subject to each outstanding stock option over the applicable per share exercise price set forth in the Outstanding Equity Awards at Fiscal Year End 2015 Table above.

(4)

The amounts in this column represent for each named executive officer the value of the restricted stock and restricted stock units subject to accelerated vesting due pursuant to Mr. Sheinbaum’s employment agreement (as a result of our termination of Mr. Sheinbaum's employment without "cause" or by Mr. Sheinbaum for "good reason" within 24 months of a change in control), the Severance Policy (as a result of our termination of employment without "cause" or by the individual for "good reason" within 75 days before or one year after a change in control) and Mr. Wolf’s severance protection agreement (see footnote (6) below). The amounts were calculated by multiplying the number of unvested shares of restricted stock and unvested restricted stock units, as set forth in the Outstanding Equity Awards at Fiscal Year End 2015 Table above, by $3.24 per share.

(5)

For Mr. Sheinbaum, this column reflects an estimated cost of 24 months of continued medical and life insurance benefits (or reimbursement for the after-tax cost thereof) due pursuant to Mr. Sheinbaum’s employment agreement as a result of our termination of Mr. Sheinbaum's employment without "cause" or by Mr. Sheinbaum for "good reason" within 24 months of a change in control.

For named executive officers other than Mr. Sheinbaum, this column reflects an estimated cost of 12 monthly payments in an amount equal to the applicable COBRA premium cost for the level of coverage each named executive officer had as an active employee due pursuant to the Severance Policy as a result of our termination of employment without "cause" (other than as a result of death or disability) or by the individual for "good reason."

(6)

Pursuant to his severance protection agreement, all of Mr. Wolf’s unvested stock options, restricted stock and restricted stock units accelerate and vest as a result of a change in control, regardless of whether Mr. Wolf’s employment terminates.

The table below provides an estimate of the value of severance payments and benefits assuming that a qualifying termination of employment occurred on December 31, 2015, assuming that a Change-in-Control has not occurred, and assuming a stock price of $3.24 per share, the closing price of a share of our common stock, on such date. However, the executives’ employment was not terminated on December 31, 2015. There can be no assurance that a termination of employment would produce the same or similar results as those set forth below if either or both of them occur on any other date or at any other price, or if any other assumption used in calculating the benefits set forth below is not correct in fact.

Termination Without Cause or For Good Reason Without a Change in Control

Name	Aggregate Salary Continuation ($)(1)	Bonus ($)(2)	Value of Accelerated Stock Option Vesting ($)		Value of Accelerated Restricted Stock and RSU Vesting ($)		Additional Benefits ($)(3)	Total Benefits ($)
Marc Sheinbaum	825,000	825,000	—	(4)	—	(4)	37,137	1,687,137
Christopher Wolf	390,000	273,000	—		—		9,080	672,080
Thomas Kavanaugh	272,000	210,000	—		—		--	482,000
Casey McGuane	360,000	252,000	—		—		21,612	633,612
Robert Reach	350,000	245,000	—		—		17,569	612,569

(1)	For Mr. Sheinbaum, this column reflects aggregate salary continuation payments equal to 18 months of his annual base salary due pursuant to Mr. Sheinbaum’s employment agreement as a result of our termination of Mr. Sheinbaum's employment without "cause" or by Mr. Sheinbaum for "good reason." Salary continuation payments under such employment agreement are payable in equal monthly installments for 18 months.

For named executive officers other than Mr. Sheinbaum, this column reflects aggregate salary continuation payments due as a result of a termination of employment without "cause" (other than as a result of death or disability) or for "good reason," regardless of the occurrence of a change in control, pursuant to the Severance Policy and Mr. Wolf’s severance protection agreement. Salary continuation payments are payable in equal monthly installments for one year.

(2)

For Mr. Sheinbaum, this column reflects a payment equal to one and one half times his target bonus payment due pursuant to Mr. Sheinbaum’s employment agreement as a result of our termination of Mr. Sheinbaum's employment without "cause" or by Mr. Sheinbaum for "good reason." The bonus payment under such employment agreement is payable in equal monthly installments for 18 months.

For named executive officers other than Mr. Sheinbaum, this column reflects an estimated bonus payment due pursuant to the Severance Policy and Mr. Wolf’s severance protection agreement as a result of our termination of employment without "cause" (other than as a result of death or disability) or by the individual for "good reason." Other than Mr. Sheinbaum, the other named executive officers would receive a prorated bonus, payable once such bonus amount is granted by the Compensation Committee of the Company's Board of Directors upon its annual review of the Company's executive officers.

(3)

For Mr. Sheinbaum, this column reflects an estimated cost of 18 months of continued medical and life insurance benefits (or reimbursement for the after-tax cost thereof) due pursuant to Mr. Sheinbaum’s employment agreement as a result of our termination of Mr. Sheinbaum's employment without "cause" or by Mr. Sheinbaum for "good reason."

For named executive officers other than Mr. Sheinbaum, this column reflects an estimated cost of 12 monthly payments in an amount equal to the applicable COBRA premium cost for the level of coverage each named executive officer had as an active employee due pursuant to the Severance Policy as a result of our termination of employment without "cause" (other than as a result of death or disability) or by the individual for "good reason."

(4)

Pursuant to his employment agreement, all of the equity and equity-based awards held by Mr. Sheinbaum as of the date his employment terminates, to the extent unvested, will continue to vest on the anniversary dates of grant in accordance with the terms of the original applicable grant agreements as a result of our termination of Mr. Sheinbaum's employment without "cause" or by Mr. Sheinbaum for "good reason."

Under the Amended and Restated 2010 Equity Incentive Plan and Mr. Sheinbaum’s employment agreement, “Change-in-Control” is defined as a change in the ownership of the Company, a change in the effective control of the Company or a change in the ownership of a substantial portion of the Company, as determined under Sections 1.409A-3(i)(5)(v)-(vii) of the federal tax regulations.

A “Change-in-Control” is not deemed to occur under the Amended and Restated 2010 Equity Incentive Plan or Mr. Sheinbaum’s employment agreement as a result of any event or transaction to the extent that treating such event or transaction as a “Change-in-Control” would cause tax to become due under Section 409A of the Code.

 Under the Amended and Restated 2010 Equity Incentive Plan, the Severance Policy and Mr. Sheinbaum’s employment agreement, “Cause” is defined as:

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

However, with respect to the Amended and Restated 2010 Equity Incentive Plan, if the executive is a party to an employment agreement with the Company which contains a different definition of “cause,” the definition in such employment agreement will control.

 Under Mr. Sheinbaum’s employment agreement, “Good Reason” means the occurrence of any of the following (without Mr. Sheinbaum’s written consent) which the Company has failed to cure within 30 days following receipt of notice from Mr. Sheinbaum of his intention to terminate his employment for Good Reason:

(i)	material reduction in the executive’s base salary,

(ii)	material diminution of the executive’s duties, responsibilities or positions as Chief Executive Officer of the Company,

(iii)

relocation of the executive’s primary work location to a location more than fifty (50) miles from the Company’s offices in New Haven, Connecticut, or such other location as the executive and the Company mutually agree, or

(iv)	the Company’s provision of a notice of non-renewal of the executive’s employment agreement.

Under the Severance Policy, “Change-in-Control” is defined as any one person, or more than one person acting as a group (as determined under section 1.409A-(i)(5)(v)(B) of the federal tax regulations), acquires ownership of stock of the Company that, together with stock held by such person or group, constitutes more than 50 percent of the total fair market value or total voting power of the stock of the Company.

Under the Severance Policy, “Good Reason” means the occurrence of any of the following (without the executive’s written consent) which the Company has failed to cure within 30 days following receipt of notice from the executive of his or her intention to terminate his or her employment for Good Reason:

(i)	material reduction in the executive’s base salary,

(ii)	material reduction in all of the executive’s core responsibilities at the Company,

(iii)	relocation of the executive’s primary work location to a location more than fifty (50) miles from the executive’s designated office location, or

(iv)	material breach by the Company of any provision of the Severance Policy.

We have entered into certain non-competition agreements with our named executive officers. The named executive officers are not entitled to any payment under these agreements.

 Director Compensation

We pay all of our non-employee directors (or in certain cases the shareholder which they represent on the Board) annual retainer fees, with no additional fees for attendance at Board meetings, and we make annual equity grants to our non-employee directors under our Amended and Restated 2010 Equity Incentive Plan, in each case in the amounts set annually by the compensation committee. The non-employee chair of the Board receives an annual cash retainer of $65,000 and each non-employee director receives an annual cash retainer of $40,000. Additionally, each non-employee director receives annual equity awards valued at approximately $115,000 (increased from $105,000 in 2015), which may be split between restricted stock and stock options as the compensation committee determines at such time. Annual retainers are paid to the chair of each committee of the Board as follows: $25,000 for the audit committee chair, $15,000 for the compensation committee chair, $7,500 for the nominating and corporate governance committee chair and $15,000 for the chair of the risk and compliance committee.. Annual retainers are paid to committee members as follows: $15,000 for the audit committee, $10,000 for the compensation committee, $3,750 for the nominating and corporate governance committee and $10,000 for the risk and compliance committee. Additional fees may be paid in connection with any ad hoc committees appointed as determined from time to time. Non-employee directors are also reimbursed for expenses incurred in connection with their service as directors, including travel expenses for meeting attendance. In conformity with current compensation trends to better align directors' interests with their companies', each non-employee director except Messrs. Goldfarb and Collins (their one-time new director equity awards that were granted in 2015 have different vesting terms, as described in the footnotes to the above table) was granted an equity award for 2015 that is split twenty-five percent in the form of options and seventy-five percent in the form of restricted stock units, vesting upon each respective director's retirement or termination from the Board. Other than as described above, we do not expect to provide any of our directors with any other compensation or perquisites.

The following table sets forth compensation paid to our non-employee directors (or in certain cases to the shareholder which they represent on the board) for service on our board and board committees in fiscal year 2015. Director compensation is determined by the board based on recommendation from the compensation committee made in consultation with Steven Hall & Partners. Directors who are also our employees do not receive additional compensation for their service on our board or board committees.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Thomas Anderson	53,750	86,249	28,750	168,749
Paul Biddelman	95,938	86,249	28,750	210,937
Samara Braunstein	58,750	86,249	28,750	173,749
David Cromwell	53,750	86,249	28,750	168,749
Robert Hartheimer	70,000	86,249	28,750	184,999
Lowell Robinson	74,000	86,249	28,750	188,999
Mark Volchek	40,000	86,249	28,750	154,999
Sheldon Goldfarb	29,167	150,000	50,000	229,167
Michael Collins	29,167	150,000	50,000	229,167

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

The following table sets forth, for each of the directors, the equity awards outstanding as of December 31, 2015.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares of Units of Stock that Have Not Vested ($)(1)
Thomas Anderson	8/15/2014	11,151	13,940	(3)	3.90	8/14/2024
	8/15/2014						38,510	(3)	124,772
	3/2/2015	21,273	—	(4)	3.42	3/1/2025
	3/2/2015						25,256	(4)	81,829
Paul Biddelman	3/28/2007	28,800	—		1.34	3/27/2017
	12/4/2009	30,000	—		10.80	12/3/2019
	2/18/2011	10,000	—		18.05	2/17/2021
	2/10/2012	15,000	—		15.28	2/9/2022
	2/15/2013	10,691	—		10.52	2/14/2023
	2/15/2013						4,990	(4)	21,008
	2/21/2014	7,713	—		8.00	2/20/2024
	2/21/2014						9,844	(4)	41,443
	3/2/2015	21,273	—	(4)	3.42	3/1/2025
	3/2/2015						25,256	(4)	81,829
Samara Braunstein	8/9/2013	31,111	8,889	(3)	10.58	8/8/2023
	2/21/2014	7,713	—		8.00	2/20/2024
	2/21/2014						9,844	(4)	41,443
	3/2/2015	21,273	—	(4)	3.42	3/1/2025
	3/2/2015						25,256	(4)	81,829
David Cromwell(2)	12/4/2009	30,000	—		10.80	12/3/2019
	3/27/2007	28,800	—		1.34	3/26/2017
	2/18/2011	10,000	—		18.05	2/17/2021
	2/10/2012	15,000	—		15.28	2/9/2022
	2/15/2013	10,691	—		10.52	2/14/2023
	2/15/2013						4,990	(4)	21,008
	2/21/2014	7,713	—		8.00	2/21/2014
	2/21/2014						9,844	(4)	41,443
	3/2/2015	21,273	—	(4)	3.42	3/1/2025
	3/2/2015						25,256	(4)	81,829
Robert Hartheimer	2/10/2012	34,000	—	(3)	15.28	2/9/2022
	2/15/2013	10,691	—		10.52	2/14/2023
	2/15/2013						4,990	(4)	21,008
	2/21/2014	7,713	—		8.00	2/20/2014
	2/21/2014						9,844	(4)	41,443
	3/2/2015	21,273	—	(4)	3.42	3/1/2025
	3/2/2015						25,256	(4)	81,829
Lowell Robinson	6/13/2014	—	26,641	(3)	3.64	6/12/2024
	6/13/2014						41,209	(3)	173,490
	3/2/2015	21,273	—	(4)	3.42	3/1/2025
	3/2/2015						25,256	(4)	81,829
Sheldon Goldfarb	6/5/2015	38,780	—	(3)	2.91	6/4/2025
	6/5/2015						51,635	(3)	167,297
Michael Collins	6/5/2015	38,780	—	(3)	2.91	6/4/2025
	6/5/2015						51,635	(3)	167,297
Mark Volchek	3/2/2015	21,273	—	(4)	3.42	3/1/2025
	3/2/2015						25,256	(4)	81,829

(1)	Our non-employee directors may have entered into agreements with the funds they represent with respect to the economic benefits granted to them.

(2)	In addition, on March 28, 2007, an option was granted to Sachem Ventures, LLC on the same terms as the other grants made on such date.

(3)	This award vests at a rate of one-third on the first anniversary of the grant date, and in 24 equal monthly installments over the following two years.

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

Thomas Anderson

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

The following table sets forth information as of March 31, 2016 (unless otherwise indicated) regarding the beneficial ownership of our common stock by:

●	each person or group who is known by us to beneficially own more than 5% of our outstanding shares of common stock;

●	each of our named executive officers;

●	each of our current directors and each director nominee; and

●	all of our current executive officers, directors and each director nominee as a group.

“Beneficial ownership” for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities or has the right to acquire such powers within 60 days. The information does not necessarily indicate beneficial ownership for any other purpose, including economic interest. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. For purposes of the calculations in the table below, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of options held by the respective person which may be exercised within 60 days after March 31, 2016. For purposes of calculating each person’s percentage ownership, shares of common stock issuable pursuant to stock options exercisable within 60 days after March 31, 2016 are included as outstanding and beneficially owned for that person or group, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

                Applicable percentage ownership is based on 48,280,322 shares of common stock outstanding on March 31, 2016.

Shares of Common Stock Beneficially Owned as of March 31, 2016

Name and Address of Beneficial Owner(1)	Number(2)		Percentage
5% Stockholders
Lightyear Capital	6,701,287	(3)	14.0%
Zilkha Partners L.P.	7,194,228	(4)	15.0%
Deccan Value Investors L.P.	4,441,730	(5)	9.3%
Named Executive Officers and Directors
Marc Sheinbaum	606,087	(6)	1.3%
Christopher Wolf	177,093	(7)	*
Thomas Kavanaugh	190,158	(8)	*
Casey McGuane	318,556	(9)	*
Robert Reach	255,643	(10)	*
Thomas Anderson	83,629	(11)	*
Paul Biddelman	163,567	(12)	*
Samara Braunstein	100,752	(13)	*
Michael E. Collins	-		*
David Cromwell	197,840	(14)	*
Sheldon Goldfarb	-		*
Robert Hartheimer	113,767	(15)	*
Lowell Robinson	89,876	(16)	*
Mark Volchek	1,997,666	(17)	4.2%
All current executive officers and directors as a group (14 persons)	4,294,634	(6)(7)(8)(9) (10)(11)(12) (13)(14)(15) (16)(17)	8.7%

*	Less than one percent (1%)

(1)

The addresses for the listed beneficial owners are as follows: for Lightyear Capital, 9 West 57th Street, 31st Floor, New York, New York 10019; for Zilkha Partners L.P., 152 West 57th Street, 37th floor, New York, NY 10019, Deccan Value Investors L.P., One Fawcett Place, Greenwich, CT 06830; and for each director and executive officer, c/o Higher One Holdings, Inc., 115 Munson Street, New Haven, Connecticut 06511.

(2)	Includes options held by each shareholder, if any, that are currently exercisable or will become exercisable within 60 days of March 31, 2016.

(3)

Reference is hereby made to the Schedule 13G/A filed by Lightyear Fund II LP filed on February 2, 2015 for information about the number of shares held by such reporting person and the nature of its beneficial ownership. Includes 6,700,859 shares of common stock directly held by Lightyear Fund II, 35,695 shares of common stock held by Lightyear Co-Invest II. As the general partner of Lightyear Fund II, Lightyear Fund II GP may be deemed to share voting and/or dispositive power over such securities. As the general partner of Lightyear Fund II GP and Lightyear Co-Invest II, Lightyear Fund II GP Holdings may also be deemed to share voting and/or dispositive power over such securities. However, each of Lightyear Fund II GP and Lightyear Fund II GP Holdings disclaims beneficial ownership of the shares held by Lightyear Fund II and Lightyear Co-Invest. The managing member of Lightyear Fund II GP Holdings, LLC is LY Holdings, LLC, and Mr. Mark Vassallo is the managing member of LY Holdings, LLC. LY Holdings, LLC and Mr. Vassallo have separately filed a Schedule 13D reporting their beneficial ownership of shares of common stock, including beneficial ownership over the shares of common stock held by Lightyear Fund II and Lightyear Co-Invest II, which filing shall not be deemed an admission that either Mr. Vassallo or LY Holdings, LLC is the beneficial owner of such securities. Lightyear Capital’s beneficial ownership percentage was calculated using the total number of shares of common stock outstanding as of March 31, 2016.

(4)

Reference is hereby made to the Schedule 13D/A filed by Zilkha Partners L.P. filed on October 30, 2015 and the Form 4 filed by Zilkha Partners Special Opportunities, L.P. for information about the number of shares held by such reporting person and the nature of its beneficial ownership. Zilkha Partners L.P.’s beneficial ownership percentage was calculated using the total number of shares of common stock outstanding as of March 31, 2016.

(5)

Reference is hereby made to the Schedule 13G/A filed by Deccan Value Investors L.P. on February 13, 2015 for information about the number of shares held by such reporting person and the nature of its beneficial ownership. Deccan Value Investors L.P.’s beneficial ownership percentage was calculated using the total number of shares of common stock outstanding as of March 31, 2016.

(6)	Includes of 376,922 shares of common stock and 229,165 options to purchase common stock exercisable within 60 days after March 31, 2016.

(7)	Includes 177,093 shares of common stock.

(8)	Includes 68,908 shares of common stock and 121,250 options to purchase common stock exercisable within 60 days after March 31, 2016.

(9)	Includes 112,831 shares of common stock, 205,725 options to purchase common stock exercisable within 60 days after March 31, 2016.

(10)	Includes of 79,739 shares of common stock and 175,904 options to purchase common stock exercisable within 60 days after March 31, 2016.

(11)

Includes 47,720 restricted stock units, each of which represents the right to receive one share of common stock at the time of termination from the Board other than for cause and 35,909 options to purchase common stock exercisable within 60 days after March 31, 2016.

(12)

Includes 40,090 restricted stock units, each of which represents the right to receive one share of common stock at the time of termination from the Board other than for cause and 123,477 options to purchase common stock exercisable within 60 days after March 31, 2016.

(13)

Includes 35,100 restricted stock units, each of which represents the right to receive one share of common stock at the time of termination from the Board other than for cause and 62,652 options to purchase common stock exercisable within 60 days after March 31, 2016.

(14)

Includes 34,273 shares of common stock held by Hillhouse Advisors, Inc., 28,800 options to purchase common stock exercisable within 60 days after March 15, 2015 held by Sachem Ventures, LLC, 94,677 options to purchase common stock exercisable within 60 days after March 15, 2015 held by David Cromwell and 40,090 restricted stock units held by David Cromwell, each of which represents the right to receive one share of common stock at the time of termination from the Board other than for cause. David Cromwell is the president of Hillhouse Advisors, Inc., which is the Managing Member of Sachem Ventures, LLC, and Mr. Cromwell controls the voting of shares held by Sachem Ventures, LLC and by Hillhouse Advisors, Inc. Mr. Cromwell may be deemed to be the beneficial owner of shares owned by Sachem Ventures, LLC. and Hillhouse Advisors, Inc. Mr. Cromwell disclaims beneficial ownership of any securities owned by Sachem Ventures, LLC and Hillhouse Advisors, Inc.

(15)

Includes 40,090 restricted stock units, each of which represents the right to receive one share of common stock at the time of termination from the Board other than for cause and 73,677 options to purchase common stock exercisable within 60 days after March 31, 2016.

(16)

Includes 51,583 restricted stock units, each of which represents the right to receive one share of common stock at the time of termination from the Board other than for cause and 38,293 options to purchase common stock exercisable within 60 days after March 31, 2016.

(17)

Includes 1,951,137 shares of common stock, 21,273 options to purchase common stock exercisable within 60 days after March 31, 2016 and 25,256 restricted stock units, each of which represents the right to receive one share of common stock at the time of termination from the Board other than for cause.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Investor Rights Agreement

On August 26, 2008, we entered into an amended and restated investor rights agreement with certain key holders of our common stock relating to all shares of our capital stock that they hold or may hold in the future. On August 22, 2011, we and certain other parties to agreement terminated the agreement in accordance with its termination provisions. Notwithstanding the termination, certain parties to the agreement that continue to own (i) 5% or more of the total number of shares of common stock outstanding, or (ii) shares of common stock that are not freely sellable without volume limitations pursuant to Rule 144 under the Securities Act, had certain registration and other rights until August 8, 2015. We believe that these terms were reasonable and comparable to the terms of an agreement negotiated on an arms-length basis.

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

Non-Competition Agreements

Except for the employment agreements with Marc Sheinbaum and the severance protection agreement with Christopher Wolf (please see "Employment and Severance Arrangements" above), we have not entered into any employment agreements with our executive officers. However, we have entered into certain non-competition agreements with our executive officers and our Severance Policy which covers our named executive officers contains a non-compete provision. Each non-competition agreement and the provision in the Severance Policy provides that the executive generally will not disclose our proprietary information and will not compete with us or solicit our customers and employees for the duration of the executive's employment and for a period of twelve months following termination of employment. We believe that the terms of the agreements were reasonable and comparable to the terms of agreements negotiated on an arms-length basis.

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

Director Independence

Our Board has determined all of our current directors (other than Messrs. Sheinbaum and Volchek) meet the independence requirements of the New York Stock Exchange and the federal securities laws. Mr. Biddelman is currently chairman of the Board.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees paid or accrued for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for fiscal years 2015 and 2014 and the aggregate fees paid or accrued for audit-related services and all other services rendered by PricewaterhouseCoopers LLP for fiscal years 2015 and 2014 (in thousands of dollars).

	Fiscal Year 2015	Fiscal Year 2014
Audit fees	$1,053	$1,076
Audit-related fees	336	186
Tax fees	77	74
All other fees	2	2
Total	$1,468	$1,338

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

All above audit services, audit-related services and tax services were pre-approved by the audit committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. In accordance with its written charter, the audit committee shall pre-approve all audit and non-audit services provided to the Company by the independent auditors, all as required by applicable law or listing standards.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (a)(2): No financial statements or schedules are filed with this Amendment No. 1 to Annual Report on Form 10-K/A

(a)(3) Exhibits

Exhibit Index

Exhibit No.		Description
31.1	*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2015 to be signed on their behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2016

Higher One Holdings, Inc.

/s/ Marc Sheinbaum
Marc Sheinbaum Chief Executive Officer and President (Duly authorized officer and principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Sheinbaum		April 27, 2016
Marc Sheinbaum	President, Chief Executive Officer and Director (principal executive officer)

/s/ Christopher Wolf		April 27, 2016
Christopher Wolf	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Paul Biddelman		April 27, 2016
Paul Biddelman	Chairman of the Board of Directors

/s/ Thomas Anderson		April 27, 2016
Thomas Anderson	Director

/s/ Samara Braunstein		April 27, 2016
Samara Braunstein	Director

/s/ Michael E. Collins		April 27, 2016
Michael E. Collins	Director

/s/ David Cromwell		April 27, 2016
David Cromwell	Director

/s/ Sheldon Goldfarb		April 27, 2016
Sheldon Goldfarb	Director

/s/ Robert Hartheimer		April 27, 2016
Robert Hartheimer	Director

/s/ Lowell Robinson		April 27, 2016
Lowell Robinson	Director

/s/ Mark Volchek		April 27, 2016
Mark Volchek	Director