Form 10-Q
period 2016-03-31
Higher One Holdings, Inc.
filed 2016-05-06
CIK 1486800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

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

As of May 4, 2016, there were 48,664,224 shares of common stock, par value $0.001 per share, outstanding.

HIGHER ONE HOLDINGS, INC.

INDEX TO REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2016

As used herein, the terms “we,” “us,” “our,” “the Company,” or “Higher One,” unless the context otherwise requires, mean Higher One Holdings, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Higher One Holdings, Inc.

Condensed Consolidated Balance Sheets

 (In thousands of dollars, except share and per share amounts)

(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$35,024	$26,868
Accounts receivable	6,610	5,052
Income receivable	6,546	9,227
Prepaid expenses and other current assets	6,186	8,059
Total current assets	54,366	$49,206
Deferred costs	3,207	3,753
Fixed assets, net	40,512	42,288
Intangible assets, net	29,855	31,430
Goodwill	53,022	53,022
Loan receivable related to New Markets Tax Credit financing	7,633	7,633
Other assets	2,850	2,909
Restricted cash	2,729	2,729
Total assets	194,174	192,970

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	2,743	3,040
Accrued expenses	18,548	19,675
Deferred revenue	16,118	17,145
Total current liabilities	37,409	39,860
Deferred revenue and other non-current liabilities	5,346	5,414
Loan payable and deferred contribution related to New Markets Tax Credit financing	8,483	8,561
Debt	29,000	29,000
Deferred tax liabilities	1,179	1,404
Total liabilities	81,417	84,239
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 60,366,127 shares issued and 48,280,322 shares outstanding at March 31, 2016 and 59,921,503 shares issued and 48,008,477 shares outstanding at December 31, 2015	60	60
Additional paid-in capital	191,668	191,391
Treasury stock, 12,085,805 and 11,913,026 shares at March 31, 2016 and December 31, 2015, respectively	(137,899)	(137,899)
Accumulated other comprehensive loss	(113)	(113)
Retained earnings	59,041	55,292
Total stockholders’ equity	112,757	108,731
Total liabilities and stockholders’ equity	$194,174	$192,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands of dollars, except share and per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue:
Account revenue	$30,704	$37,528
Payment transaction revenue	18,215	17,324
Higher education institution revenue	6,471	6,416
Other revenue	161	240
Revenue	55,551	61,508
Cost of revenue	25,931	27,747
Gross margin	29,620	33,761
Operating expenses:
General and administrative	17,327	17,541
Product development	1,757	1,405
Sales and marketing	2,787	3,267
Costs related to planned disposal of disbursements business	421	-
Total operating expenses	22,292	22,213
Income from continuing operations	7,328	11,548
Interest income	20	20
Interest expense	(603)	(1,144)
Other income	77	77
Net income before income taxes from continuing operations	6,822	10,501
Income tax expense from continuing operations	3,053	4,335
Income from continuing operations	3,769	6,166
Discontinued operations:
Income from discontinued operations	-	1,027
Loss on disposal	(32)	-
Income tax (expense) benefit	12	(333)
Income (loss) from discontinued operations	(20)	694
Net income	$3,749	$6,860

Weighted average shares outstanding
Basic	47,906,498	47,355,845
Diluted	49,145,249	47,820,951

Earnings per share of common stock - basic
Continuing operations	$0.08	$0.13
Net income per share	$0.08	$0.14

Earnings per share of common stock - diluted
Continuing operations	$0.08	$0.13
Net income per share	$0.08	$0.14

Net income	$3,749	$6,860
Foreign currency translation adjustment	-	-
Comprehensive income	$3,749	$6,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

 (In thousands of dollars, except share amounts)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Income	Earnings	Equity
Balance at December 31, 2015	48,008,477	$60	$191,391	$(137,899)	$(113)	$55,292	$108,731
Vesting of restricted stock, net of cancellations for tax withholding	266,745	-	(727)	-	-	-	(727)
Stock-based compensation	-	-	1,136	-		-	1,136
Reversal of tax benefit related to options	-	-	(136)	-		-	(136)
Exercise of stock options	5,100	-	4	-		-	4
Net income	-	-	-	-		3,749	3,749
Balance at March 31, 2016	48,280,322	$60	$191,668	$(137,899)	$(113)	$59,041	$112,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

 (In thousands of dollars)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$3,749	$6,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,573	5,170
Amortization of deferred finance costs	270	659
Loss on disposition of data analytics business	32	-
Stock-based compensation	1,126	2,198
Deferred income taxes	(473)	(945)
Income tax impact related to exercise of stock options and tax payments related to the vesting of restricted stock units	(732)	(15)
Other non-cash income	(77)	(77)
Loss on disposal of fixed assets	47	10
Changes in operating assets and liabilities:
Accounts receivable	(1,558)	(3,104)
Income receivable	2,681	2,103
Deferred costs	(100)	(119)
Prepaid expenses and other current assets	1,873	3,014
Other assets	59	(639)
Accounts payable	(286)	259
Accrued expenses	(1,056)	2,860
Deferred revenue	(1,095)	(2,065)
Net cash provided by operating activities	9,033	16,169
Cash flows from investing activities
Purchases of fixed assets	(208)	(629)
Additions to internal use software	(677)	(1,354)
Net cash used in investing activities	(885)	(1,983)
Cash flows from financing activities
Repayments of line of credit	-	(35,000)
Payment of deferred financing costs	-	(4,456)
Excess tax benefit related to stock options	4	15
Proceeds from exercise of stock options	4	215
Net cash provided by (used in) financing activities	8	(39,226)
Effect of exchange rate changes on cash	-	-
Net change in cash and cash equivalents	8,156	(25,040)
Cash and cash equivalents at beginning of period	26,868	40,022
Cash and cash equivalents at end of period	$35,024	$14,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

 (unaudited)

1.	Nature of Business and Organization

Business Overview

Higher One Holdings, Inc., or HOH, is a leading provider of technology and payment services to the higher education industry. HOH, through its subsidiaries, provides a comprehensive suite of disbursement and payment solutions specifically designed for higher education institutions and their students. We have developed and acquired proprietary software-based solutions to provide these services. HOH is incorporated in Delaware and maintains its headquarters in New Haven, Connecticut. HOH has a wholly-owned subsidiary, Higher One, Inc., or HOI, which has two wholly-owned subsidiaries, Higher One Machines, Inc., or HOMI, and Higher One Real Estate, Inc., or Real Estate Inc.  HOI and HOMI together own 99.995% of Higher One Financial Technology Private Limited, or HOFTPL.  Real Estate Inc. has a 98% ownership interest in Higher One Real Estate SP, LLC, or Real Estate LLC.  HOMI and HOFTPL perform certain of our operational support functions. Real Estate Inc. and Real Estate LLC were each formed to hold and operate certain of our real estate assets.

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

On December 15, 2015, we entered into an Asset Purchase Agreement, the Disbursements Asset Purchase Agreement, with Customers Bank, or Bank, and Customers Bancorp, Inc., or Bancorp, and together with Bank, Buyer, under which Buyer agreed to purchase substantially all of the assets and assume certain of the liabilities of our refund disbursement business. Buyer is a current bank partner of Higher One.

Under the terms of the Disbursements Asset Purchase Agreement, Buyer agreed to acquire the disbursement business for an aggregate purchase price of $37 million, payable as follows: $17 million on the closing date and $10 million on each of the first two anniversaries of such date. The Disbursements Asset Purchase Agreement also includes possible incentive payments during each of the three (3) years beginning in 2017; namely, in the event the annual gross revenue generated by the disbursement business exceeds $75 million, we will receive thirty-five percent of any such excess. In addition, concurrently with the closing, the parties will enter into a transition services agreement, the Transition Services Agreement, pursuant to which Higher One will provide certain transition services to Bank and Bank will provide certain services to Higher One from the date of the close through June 30, 2017. As consideration for these services, Customers will pay Higher One an additional $5 million in cash payable in equal installments over the term of the transition services.

The Disbursements Asset Purchase Agreement includes customary representations, warranties, indemnities and covenants of the parties. The covenants include, among other things, a requirement that we will conduct the disbursement business in the ordinary course before the closing, and a requirement that Holdings will prepare and file a proxy statement with the Securities and Exchange Commission and seek stockholder approval of the transactions contemplated by the Disbursements Asset Purchase Agreement. On April 4, 2016, our stockholders authorized the sale of the disbursements business to Buyer.

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

The Disbursements Asset Purchase Agreement is subject to creditor approval, the receipt of certain required third party consents, and other customary closing conditions. The parties intend to close the transaction during the second quarter of 2016, but the Disbursements Asset Purchase Agreement may be terminated under certain specified circumstances, including if the transactions contemplated by the Disbursements Asset Purchase Agreement are not consummated by July 1, 2016. The results of the disbursements business are included in income from continuing operations for the three months ended March 31, 2016 and 2015.

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

The unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of our interim period results reported herein.  The December 31, 2015 condensed consolidated balance sheet data included in this Form 10-Q was derived from our audited financial statements, but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Prior Period Reclassifications

On November 25, 2015, we sold our data analytics business. The data analytics sale is reported as discontinued operations, which requires retrospective restatement of prior periods to classify the results of operations as discontinued operations. No data analytics assets or liabilities that were sold remain on the consolidated balance sheet as of March 31, 2016 or December 31, 2015. The financial results of the data analytics business is presented as “discontinued operations” on the consolidated statements of operations and comprehensive income for the three months ended March 31, 2016 and 2015. See Note 3 – Discontinued Operations for additional information. The notes to our consolidated financial statements relate to our continuing operations only, unless otherwise indicated. Reclassification of prior period amounts related to discontinued operations as a result of the sale of the data analytics business have been made to conform to the current period financial statement presentation.

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

The effect of stock options and warrants to purchase our common stock totaling 2,775,633 and 5,063,524 were not included in the computation of diluted net income per common share for the three months ended March 31, 2016 and 2015, respectively, as their effect would be anti-dilutive. Anti-dilutive securities are securities that upon conversion or exercise increase earnings per share (or reduce the loss per share).  In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect.

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

Other Arrangements

We accept payments on behalf of educational institutions and subsequently remit these payments to the education institutions. The amounts received are maintained in segregated accounts. There were approximately $144.9 million and $129.9 million of such funds as of March 31, 2016 and December 31, 2015, respectively. These deposits are not included in the accompanying condensed consolidated balance sheets.

Recent Accounting Pronouncements

There were no accounting standards adopted during the three months ended March 31, 2016 which had a material impact on our consolidated financial position, results of operations or liquidity.

In November 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. This ASU eliminates the requirement to present deferred tax assets and liabilities as current and non-current on the balance sheet. Instead, all deferred tax assets and liabilities are now classified as non-current. We retrospectively adopted ASU 2015-17 as of December 31, 2015.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, that outlines a single model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. This standard will be effective for fiscal periods beginning after December 15, 2017; early adoption will be permitted, but not earlier than fiscal periods beginning after December 15, 2016. We are currently assessing the impact that this standard will have on our consolidated financial statements.

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

In March, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU contains amendments intended to simplify various aspects of share-based payment accounting and presentation in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, treatment of forfeitures and statutory tax withholding requirements, and classification in the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption of this standard is permitted. The amendments requiring recognition in the income statement of excess tax benefits and tax deficiencies resulting from settlements arising after the date of adoption of the new standard should be applied prospectively. Changes relating to classification of excess tax benefits and tax deficiencies in the statement of cash flows may be applied either prospectively or retrospectively. All other amendments are to be applied retrospectively. We have not elected early adoption of this standard. We are currently assessing the impact that this standard will have on our consolidated financial statements.

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

At the time of closing, (1) we received total cash consideration of approximately $55.2 million, (2) the buyer paid $30 million on our behalf to reduce the amount outstanding under our credit facility, and (3) the buyer deposited $1.9 million into an escrow account for potential indemnification claims and a future working capital adjustment. In April 2016, $0.5 million of the amount in escrow was released to the buyer to resolve the working capital adjustment. We have recorded the interest expense associated with the $30.0 million that was paid on our behalf to reduce the amount outstanding under our credit facility as an expense in discontinued operations for the three months ended March 31, 2015. We have not allocated any other interest expense to discontinued operations.

The financial results of the data analytics business are reported as discontinued operations. No assets and liabilities of the data analytics business that were sold remain on the consolidated balance sheet as of March 31, 2016 or December 31, 2015. The following table presents the statements of operations for the discontinued operations of the data analytics business:

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Revenue	$—	$4,010
Cost of revenue	—	443
Gross margin	—	3,567
Operating expenses
General and administrative	32	1,042
Product development	—	366
Sales and marketing	—	896
Interest expense	—	236
Income (loss) from discontinued operations before income tax	(32)	1,027
Income tax expense (benefit)	(12)	333
Income (loss) from discontinued operations, net of tax	$(20)	$694

Depreciation and amortization expense of $0.7 million is included in income from discontinued operations during the three months ended March 31, 2015. Capital expenditures, including costs associated with developing internal use software, of $0.4 million were incurred related to the data analytics segment during the three months ended March 31, 2015.

4.	Fair Value Measurements

We had no unrealized gains or losses from investments as of March 31, 2016 or December 31, 2015, and there is no difference between the amortized cost and fair value of the securities we held. The carrying amounts of our cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying amount of our debt outstanding under our Credit Facility (defined below) approximates fair value as a result of our amendments to the credit facility in November 2015. Our loan receivable related to our New Markets Tax Credit financing is a debt instrument that we classify as held to maturity and is recorded at amortized cost.  The carrying value of both our loan receivable and loan payable related to our New Markets Tax Credit financing approximates fair value as of March 31, 2016.  The fair value of our loan payable and loan receivable related to our New Markets Tax Credit financing was estimated using discounted cash flow analysis based on rates for similar types of arrangements and are considered Level 3 measurements.

During the three months ended March 31, 2016, we issued 1,146,727 shares of cash-settled restricted stock units to members of management and the board of directors. The cash-settled restricted stock units granted to management vest over a two-year period, with half of the units vesting and settling on the first anniversary of the grant date and the remaining half vesting and settling on the second anniversary of the grant date. The cash-settled restricted stock units granted to members of the board of directors vest and settle when each respective board member no longer serves on our board of directors. The cash-settled restricted stock units are measured based on the closing price of our stock at the end of each reporting period and resulted in approximately $1.2 million of expense recorded during the three months ended March 31, 2016.

5.	Real Estate Development Project

In 2011 and 2012, we completed a project that developed two previously existing commercial buildings located in New Haven, Connecticut into our new corporate headquarters.

In connection with this project, we provided separate guarantees to each of two departments of the state of Connecticut. One guaranty relates to our obligation to repay a grant if we fail to meet certain criteria, including a specified minimum average employment level in Connecticut for the years 2015 – 2018. The other guaranty relates to our obligation to repay sales and use tax exemptions if we fail to meet certain criteria, including a minimum employment threshold. The maximum potential amount of repayments for these guarantees is approximately $7.0 million.  As of March 31, 2016 and December 31, 2015, an aggregate liability of $3.4 million is recorded related to these guarantees. Of the $3.4 million, $3.2 million is recorded within deferred revenue and other non-current liabilities, as it would not be due until 2019, and the remainder is included in accrued expenses in our condensed consolidated balance sheet.

In December 2011, we consummated a financing transaction related to the federal New Markets Tax Credit, or NMTC, program which provided funding for our real estate development project.  The NMTC program is designed to encourage new or increased investments into operating businesses and real estate projects located in low-income communities.  In connection with this transaction, HOI provided a loan of $7.6 million to an unrelated third party.  We consider this loan to be a debt instrument held to maturity which is recorded at amortized cost and the value as of March 31, 2016 approximates fair value.  The loan bears interest at 1.0% which is payable quarterly and matures in December 2041.  Repayments on the loan commence in December 2019.

Also in connection with this transaction, Real Estate LLC entered into a loan agreement and borrowed $7.6 million from an unrelated third party.  Real Estate LLC’s loan bears interest at approximately 1.1% which is payable quarterly and matures in December 2041.  Repayments on the loan commence in December 2019.  This loan is secured by the real estate development project.  In addition to the loan agreement, Real Estate Inc. admitted a new member into Real Estate LLC.  The new member contributed $2.2 million of capital in exchange for a 2% interest in Real Estate LLC. We have presented this contribution on the consolidated balance sheet as a deferred contribution as a result of our expectation that we will re-acquire this interest in December 2018 through the exercise of a put option for a nominal price by the counterparty to this agreement or through a fair value call option that we can exercise.

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

6.	Credit Facility

In October 2012, HOI entered into a five-year, $200.0 million, senior secured revolving credit facility, or the Credit Facility. As a result of amendments we executed in 2015, the Credit Facility has a maximum capacity of $64.5 million as of March 31, 2016. The revolving credit facility capacity subsequently reduces to $54.5 million and $44.5 million as of June 30, 2016 and December 31, 2016, respectively.

The Credit Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs.  Loans drawn under the Credit Facility are payable in a single maturity on October 16, 2017.

As of March 31, 2016, there were $29.0 million in borrowings outstanding, at a weighted average interest rate of 4.4%, under the Credit Facility. The Credit Facility contains certain affirmative covenants, including covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral. The Credit Facility also contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of our business and engage in transactions with our affiliates. Acceleration of repayment of the Credit Facility could also occur upon a change of control or if we experience a material adverse change in our operations, condition or prospects. The Credit Facility, as amended, also contains certain financial covenants that require us to maintain EBITDA, as defined in the Credit Facility, on a consolidated basis for the prior four fiscal quarters of at least $25.0 million, a debt to EBITDA ratio of 2.00 to 1.00 or less, and a fixed charge coverage ratio of at least 1.25 to 1.00.  We were in compliance with each of the applicable debt covenants in the Credit Facility, as amended, as of March 31, 2016. As of March 31, 2016, our trailing twelve month consolidated EBITDA (as defined in the Credit Facility) was $39.0 million.

7.	Commitments and Contingencies

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

On December 23, 2015, the FDIC issued to HOI a Consent Order, Order for Restitution and Order to Pay Civil Money Penalty (“FDIC Order”). Pursuant to the terms of the FDIC Order, HOI is required to, among other things: (1) continue to correct and eliminate all violations of law previously cited by the FDIC and prevent the recurrence of similar violations; (2) review its Compliance Management System as it relates to its student financial aid-related deposit or loan products and revise, develop and/or implement changes as necessary to ensure such products and services comply with all applicable consumer protection laws; (3) deposit $31.0 million into a segregated deposit account for the purpose of providing restitution of certain OneAccount fees to consumers, as provided by the FDIC Order; and submit to the Regional Director of the FDIC for non-objection a plan to provide restitution; and (4) pay a civil money penalty of $2.2 million.  Concurrent to HOI entering this FDIC Order, the FDIC lifted a Consent Order issued in 2012.

As a result of the FDIC Order and Fed Order, we recorded an allowance for customer restitution of approximately $46.3 million during the year ended December 31, 2015, representing the difference between the total amount of restitution of $55.0 million and the amount accrued as of December 31, 2014 of $8.75 million. In addition, we recorded expenses of approximately $6.0 million during the year ended December 31, 2015, representing the civil money penalty and our estimate of costs to administer the distribution of restitution funds. The total amount of restitution was deposited in a qualified settlement trust and the total civil money penalties were paid during the year ended December 31, 2015.

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

In October 2013, we reached an agreement in principle on the key terms of a settlement that would resolve all of the above class action litigation. In February 2014, we executed a settlement agreement, the terms of which included a payment of $15.0 million to a settlement fund, an agreement to pay the cost of notice to the class, and an agreement to make and/or maintain certain practice changes. We made the payment of $15.0 million to the settlement fund in February 2014. On June 2, 2014, the court issued an order preliminarily approving the settlement, directing that notice of the settlement be sent to the class, setting relevant filing deadlines, and scheduling a final fairness hearing. On December 15, 2014, the Court granted final approval of the settlement and entered judgment. No appeals of the judgment were filed, and the settlement has now become final.

During the year ended December 31, 2013, we recorded an accrual of $16.3 million to reflect the estimated cost of the resolution, inclusive of additional legal and other administrative costs, based on the agreement in principle. During the three months ended March 31, 2016, we recorded a reduction of our general and administrative expenses of $0.7 million, reflecting amounts from the settlement that were returned to us as a reduction of the administrative costs of the settlement.

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

Ms. Hall seeks to represent a nationwide class and a North Carolina class of current and former hourly home-based customer care agents who worked for Higher One, Inc. at any time from 2012 through 2015. Ms. Hall served Higher One, Inc. and the other named defendants with her complaint, but a response has not been filed at this time. Since the filing of the action, the parties have submitted the matter to private mediation.  We have recorded an estimated loss of approximately $1.0 million related to this matter, which is included in general and administrative expenses during the three months ended March 31, 2016 and is recorded in accrued expenses as of March 31, 2016.

8.	Restructuring

In April 2015, we entered into an agreement with a third-party service provider to operate our customer care center in order to provide live-agent, chat and interactive voice response services for our disbursements line of business, including the business of servicing OneAccounts. In connection with this agreement, we reduced our employee workforce across our customer care department. We began the transition to the third-party service provider in July 2015 and the transition was substantially completed by the end of 2015.  We recorded a restructuring charge totaling approximately $0.7 million during the year ended December 31, 2015, consisting of severance and other employee-related benefits.

The restructuring liability is included in accrued expenses as of March 31, 2016 and will be paid during the three months ended June 30, 2016. The following table summarizes the activities associated with restructuring liabilities for the three months ended March 31, 2016.

Severance and employee- related benefits
December 31, 2015 restructuring liability	$142
Amounts paid	(42)
March 31, 2016 restructuring liability	$100

9.	Segments

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

A summary of our segments for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue
Disbursements	$32,145	$39,211
Payments	23,406	22,297
Total revenues	$55,551	$61,508

Depreciation and amortization
Disbursements	$2,292	$2,161
Payments	2,281	2,296
Total depreciation and amortization	$4,573	$4,457

Income from operations
Disbursements	$3,833	$8,527
Payments	3,495	3,021
Total income from continuing operations	7,328	11,548
Interest income	20	20
Interest expense	(603)	(1,144)
Other income	77	77
Net income before income taxes from continuing operations	$6,822	$10,501

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes as included in our annual report on Form 10-K for the year ended December 31, 2015 and information contained elsewhere in such annual report on Form 10-K and in this quarterly report on Form 10-Q. The discussion contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) involving risks, uncertainties and assumptions that could cause our results to differ materially from expectations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “should” and similar expressions are intended to identify forward-looking statements. Factors that might cause these differences include those described under “Risk Factors” and elsewhere in the annual report on Form 10-K and in this quarterly report on Form 10-Q. The forward-looking statements included in this quarterly report on Form 10-Q are made only as of the date of this report. We do not undertake any obligation to update or supplement any forward-looking statements to reflect subsequent events or circumstances, except as required by law. We cannot assure you that projected results will be achieved or that anticipated events will occur.

Overview

General

Based on market share and the number of campuses using our products and services, we believe we are a leading provider of technology-based payment processing services and refund disbursement to higher education institutions and their students. We also provide campus communities with convenient, cost-competitive and student-oriented banking services, which include extensive user-friendly features.

Our products and services for our higher education institution clients include our CASHNet® Payment Processing suite and our Refund Management disbursement service. Through our bank partners, we offer the OneAccount, which includes an FDIC-insured checking account, a debit MasterCard® ATM card and other retail banking services, to the students of our higher education institution clients that use our Refund Management disbursement service.

As of March 31, 2016, more than 800 campuses serving approximately 5.0 million students purchased our Refund Management disbursement service. In total, there are more than 1,400 campuses servicing over 8 million students contracted to use at least one of our services. As of December 31, 2015, we also serviced approximately 2.0 million OneAccounts.

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

At the time of closing, (1) we received total cash consideration of approximately $55.2 million, (2) the buyer paid $30 million on our behalf to reduce the amount outstanding under our credit facility, and (3) the buyer deposited $1.9 million into an escrow account for potential indemnification claims and a future working capital adjustment. In April 2016, $0.5 million of the amount in escrow was released to the buyer to resolve the working capital adjustment. The financial results of the data analytics business are reported as discontinued operations for the three months ended March 31, 2016 and 2015.

Planned Disposition of Disbursements Business

On December 15, 2015, we entered into an Asset Purchase Agreement with Customers Bank (“Bank”) and Customers Bancorp, Inc. (“Bancorp”, and together with Bank, “Customers”), under which Customers agreed to purchase substantially all of the assets and assume certain of the liabilities of our Refund Management® disbursement service, including the business of servicing OneAccounts. Customers is one of our current bank partners. The disposition of the disbursements business was approved by our shareholders on April 4, 2016. We expect the disposition of the disbursements business to be completed in the second quarter of 2016. Our revenue, gross margin and earnings are expected to decrease in 2016 after the disposition of the disbursements business. The disbursements business generated 57.9% and 63.7% of our revenue during the three months ended March 31, 2016 and 2015, respectively.

 Department of Education

In early 2014, the Department of Education formed a negotiated rulemaking committee to revise existing regulations to potentially address, among other things, consumer safeguards regarding debit and prepaid cards associated with Title IV Cash Management, marketing of financial products by institutions and their preferred banks or contractors, ATM access and availability, revenue sharing arrangements, and the potential for a government-sponsored debit or prepaid card solution. Final rules relating to Title IV Cash Management were published in the Federal Register on October 30, 2015. The Final Rules included, among others, provisions related to (i) restrictions on the ability of higher education institutions and third party servicers like the Company to market financial products to students, including sending unsolicited debit cards to students, (ii) prohibitions on the assessment of certain types of account fees on student accountholders and (iii) requirements related to ATM access for student accountholders, all of which will become effective as of July 1, 2016. Although the complete impact of the Final Rules are unknown, there could be a significant negative impact on the disbursements business, including related to OneAccounts, including reductions in service fees earned on OneAccounts and a decrease in the number of OneAccounts.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of total revenue:

	Three Months Ended March 31,
	(unaudited)
	2016	2015	$ Change	% Change		2016% of Revenue	2015% of Revenue
	(in thousands)
Revenue:
Account revenue	$30,704	$37,528	$(6,824)	(18.2%	)	55.3%	61.0%
Payment transaction revenue	18,215	17,324	891	5.1%		32.8%	28.2%
Higher education institution revenue	6,471	6,416	55	0.9%		11.6%	10.4%
Other revenue	161	240	(79)	(32.9%	)	0.3%	0.4%
Revenue	55,551	61,508	(5,957)	(9.7%	)	100.0%	100.0%
Cost of revenue	25,931	27,747	(1,816)	(6.5%	)	46.7%	45.1%
Gross profit	29,620	33,761	(4,141)	(12.3%	)	53.3%	54.9%
Operating expenses:
General and administrative	17,327	17,541	(214)	(1.2%	)	31.2%	28.5%
Product development	1,757	1,405	352	25.1%		3.2%	2.3%
Sales and marketing	2,787	3,267	(480)	(14.7%	)	5.0%	5.3%
Costs related to planned disposal of disbursements business	421	-	421	100.0%		0.8%	0.0%
Total operating expenses	22,292	22,213	79	0.4%		40.1%	36.1%
Income from operations	7,328	11,548	(4,220)	(36.5%	)	13.2%	18.8%
Interest income	20	20	-	0.0%		0.0%	0.0%
Interest expense	(603)	(1,144)	541	(47.3%	)	(1.1% )	(1.9% )
Other income	77	77	-	0.0%		0.1%	0.1%
Net income before income taxes from continuing operations	6,822	10,501	(3,679)	(35.0%	)	12.3%	17.1%
Income tax expense from continuing operations	3,053	4,335	(1,282)	(29.6%	)	5.5%	7.0%
Income from continuing operations	3,769	6,166	(2,397)	(38.9%	)	6.8%	10.0%
Discontinued operations:
Income from discontinued operations	-	1,027	(1,027)	(100.0%	)
Loss on disposal	(32)	-	(32)	100.0%
Income tax (expense) benefit	12	(333)	345	(103.6%	)
Income (loss) from discontinued operations	(20)	694	(714)	(102.9%	)
Net income	$3,749	$6,860	$(3,111)	(45.3%	)	6.7%	11.2%

The following table summarizes our revenue by segment:

	Three Months Ended March 31,
	(unaudited)
	2016	2015	$ Change	% Change	% of Revenue	% of Revenue
	(in thousands)

Disbursements	$32,145	$39,211	$(7,066)	(18.0%)	57.9%	63.7%
Payments	23,406	22,297	1,109	5.0%	42.1%	36.3%
Revenue	55,551	61,508	(5,957)	(9.7%)	100.0%	100.0%

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenue

Disbursements Revenue

The decrease in disbursements revenue during the three months ended March 31, 2016, was primarily due to a decrease in account revenue, as a result of fewer dollars spent from OneAccount holders, which had the effect of reducing both interchange revenue and service fee revenue when compared to the same period in the prior year. There was an approximate 18% decrease in the total dollars deposited into OneAccounts compared to the same period in the prior year, which led to a similar decrease in amounts spent from OneAccounts. The amounts deposited and spent from OneAccounts typically move by similar amounts, but may vary by several percentage points from one reporting period to the next depending on specific deposit and spending behavior. The decrease in dollars deposited into OneAccounts was the result of fewer financial aid refunds being deposited to OneAccounts, as well as a decrease in the amount of non-financial aid deposits made into OneAccounts. We experienced an approximate 8% decrease in amounts deposited to OneAccounts from non-financial aid refund sources. Deposits from non-financial aid refund sources constituted approximately 16% of all deposits made to OneAccounts during the three months ended March 31, 2016, an increase from 15% during the comparable prior year period.

The higher education institution revenue earned from our Refund Management services was $1.3 million during the three months ended March 31, 2016, compared to $1.5 million during the three months ended March 31, 2015.

Payments Revenue

The increase in payments revenue was due to higher payment transaction revenue, primarily due to an increase in the dollar volume of transactions processed through the SmartPay payment module during the three months ended March 31, 2016. The increase in payment transaction volume was primarily due to increases in volume at higher education institution clients that were processing payments during each of the three months ended March 31, 2016 and March 31, 2015.

Higher education institution revenue in the payments line of business was $5.2 million during the three months ended March 31, 2016, compared to $4.9 million during the three months ended March 31, 2015. An increase in higher education institution revenue related to our CASHNet suite offset declines in the Campus Solutions suite.

Cost of Revenue

During the three months ended March 31, 2016, our gross margin percentage decreased to 53.3% from 54.9%, largely as a result of a decrease in margin associated with our Disbursements business.

The cost of revenue associated with our disbursements line of business decreased to $14.6 million during the three months ended March 31, 2016, compared to $16.7 million during the three months ended March 31, 2015. The gross margin percentage for the disbursements line of business was 54.5% and 57.3% during the three months ended March 31, 2016 and 2015, respectively.

Our cost of revenue to support the payments line of business increased to approximately $11.3 million during the three months ended March 31, 2016, compared to $11.0 million during the three months ended March 31, 2015.  The increase in costs was primarily related to the growth of SmartPay transaction volume described above in “Revenue – Payments Revenue.” The gross margin percentage for the payments line of business was 51.6% and 50.6% during the three months ended March 31, 2016 and 2015, respectively.

General and Administrative Expense

The decrease in general and administrative expenses is primarily related to decreases in professional service fees during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

Product Development Expense

The increase in product development expense is primarily the result of additional product development efforts and resources related to the payments line of business. In part, this increase is the result of a re-allocation of resources that had previously focused on other functions within the company.

Sales and Marketing Expense

The decrease in sales and marketing expense was due to decreases in both personnel related costs as well as discretionary external marketing costs, including tradeshows.

Costs related to planned disposal of disbursements business

Our costs related to the planned disposal of the disbursements business represents legal and other professional fees incurred in connection with the our agreement to sell the assets of the disbursements business, including the preparation and review of proxy materials related to the shareholder authorization of the sale of the business.

Interest Expense

Our interest expense during the three months ended March 31, 2016 decreased compared to the three months ended March 31, 2015, primarily due to a write-off of deferred financing costs in 2015. As a result of an amendment that we entered into in February 2015, the total capacity of our Credit Facility decreased from $200 million to $140 million. As a result of that decrease, we expensed approximately $0.4 million of deferred financing costs. The average interest rate during the three months ended March 31, 2016 was 4.4%, an increase from 3.1% during the three months ended March 31, 2015. The average amount outstanding on our Credit Facility was $29.0 million during the three months ended March 31, 2016, compared to an average of $75.3 million during the three months ended March 31, 2015. The interest expense associated with $30.0 million of the credit facility, or approximately $0.2 million, has been recorded as an expense in discontinued operations during the three months ended March 31, 2015.

Income Tax Expense

The change in income tax expense was primarily due to the decrease in net income before taxes. The effective tax rates on income from continuing operations for the three months ended March 31, 2016 and 2015 were 44.8% and 41.3%, respectively. The increase in the effective tax rate is the result of a decrease in our estimate of full year income before taxes for 2016, compared to 2015. The estimated full year income before taxes we have utilized does not take into account the expected disposition of the disbursements business in the second quarter of 2016, and as a result, our actual effective tax rate for 2016 may differ materially from our current estimate. The decrease in estimated full year income before taxes results in non-deductible items, including incentive stock compensation expenses and certain disallowed executive compensation expense, having an unfavorable impact on our estimated tax rate for the year.

Discontinued Operations

During the three months ended March 31, 2015, we recognized income from discontinued operations, net of tax of $0.7 million. During the three months ended March 31, 2016, we recorded a loss from discontinued operations as a result of a post-closing working capital adjustment.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows from operations and borrowings under our Credit Facility, as defined below.  As of March 31, 2016, we had $35.0 million in cash and cash equivalents and approximately $35.5 million in borrowing capacity available under our Credit Facility. The available capacity under our Credit Facility decreases by $10.0 million as of June 30, 2016 and by an additional $10.0 million as of December 31, 2016. Our primary liquidity requirements are for working capital, capital expenditures, product development expenses and general corporate needs. As of March 31, 2016, we had working capital of $17.0 million.

Senior Secured Revolving Credit Facility

In October 2012, we entered into a five-year senior secured revolving credit facility, or the Credit Facility.  We have amended the Credit Facility several times since October 2012. The amendments to the Credit Facility modified certain of the financial covenants, decreased the maximum amount available under the Credit Facility and modified other terms of the agreement. As of March 31, 2016, we had $29.0 million in borrowings outstanding, at a weighted average interest rate of 4.4%, under the Credit Facility.  The Credit Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs.  Loans drawn under the Credit Facility are payable in a single maturity on October 16, 2017.

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

The Credit Facility contains certain affirmative covenants including covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral.  The Credit Facility also contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of our business and engage in transactions with our affiliates.  In addition, the Credit Facility contains certain financial covenants in addition to the covenants described above, including a requirement to maintain a fixed charge coverage ratio of at least 1.25 to 1.00. We were in compliance with each of the applicable affirmative, negative and financial covenants of the Credit Facility as of March 31, 2016. As of March 31, 2016, our trailing twelve month consolidated EBITDA was $39.0 million. Our leverage ratio was 0.7 to 1.0 as of March 31, 2016.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	$ Change
	(unaudited)
	(in thousands)
Net cash provided by (used in):
Operating activities	$9,033	$16,169	$(7,136)
Investing activities	(885)	(1,983)	1,098
Financing activities	8	(39,226)	39,234
Change in cash and cash equivalents	8,156	(25,040)	33,196
Cash and cash equivalents, end of period	$35,024	$14,982	$20,042

The decrease in net cash provided by operating activities was primarily the result of lower earnings during the three months ended March 31, 2016 and an unfavorable change in working capital balances, including accrued expenses.  During the three months ended March 31, 2015, the change in accrued expenses was a source of cash as a result of the timing of our tax payments, whereas during the three months ended March 31, 2016, the change in accrued expenses was a use of cash as a result of the payment of 2015’s incentive compensation, which exceeded the payment of 2014’s incentive compensation.

The decrease in cash used in investing activities relates to the elimination of internal-use software projects related to the data analytics business, which was a use of approximately $0.4 million during the three months ended March 31, 2015, and lower overall capital expenditure requirements during the three months ended March 31, 2016.

The change in cash provided by (used in) financing activities primarily relates to the cash used to pay down the balance on our credit facility in connection with the amendment to that credit facility in February 2015 which totaled $39.5 million.

We believe that our cash flows from operations, together with our existing liquidity sources, will be sufficient to fund our operations and anticipated capital expenditures over the next twelve months.

Supplemental Financial and Operating Information

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
	(in thousands)
Adjusted EBITDA from continuing operations	$14,925	$18,110
Adjusted net income from continuing operations	$6,580	$8,689

Number of students enrolled at Refund Management client higher education institutions at end of period	5,038	5,096

Number of OneAccounts at end of period	1,959	2,179

We define adjusted EBITDA from continuing operations as income from continuing operations before interest, income taxes and depreciation and amortization, or EBITDA from continuing operations, further adjusted to remove the effects of stock-based compensation expense, transaction costs incurred in preparation of the sale of the disbursements business and amounts related to certain legal settlements. Neither EBITDA from continuing operations nor adjusted EBITDA from continuing operations should be considered an alternative to income from continuing operations, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA from continuing operations and adjusted EBITDA from continuing operations may not be comparable to similarly titled measures of other organizations, because other organizations may not calculate EBITDA from continuing operations and adjusted EBITDA from continuing operations in the same manner as we do.  In addition, adjusted EBITDA from continuing operations may not be identical to the corresponding measure used in our various agreements, in particular our Credit Facility.

The following table presents a reconciliation of net income from continuing operations, the most comparable GAAP measure, to EBITDA from continuing operations and adjusted EBITDA from continuing operations for each of the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(unaudited)
	(in thousands)

Income from continuing operations	$3,769	$6,166
Interest income	(20)	(20)
Interest expense	603	1,144
Income tax expense	3,053	4,335
Depreciation and amortization	4,573	4,457
EBITDA from continuing operations	11,978	16,082
Stock-based compensation expense	2,284	2,028
Disbursements transaction costs	421	-
Impact of legal settlements, net	242	-
Adjusted EBITDA from continuing operations	$14,925	$18,110

The following table presents adjusted EBITDA from continuing operations for each of our three lines of business for each of the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
	(in thousands)
Disbursements	$8,187	$12,069
Payments	6,738	6,041
Adjusted EBITDA from continuing operations	$14,925	$18,110

We define adjusted net income from continuing operations as income from continuing operations, adjusted to eliminate (a) stock-based compensation expense related to incentive stock option grants and (b) after giving effect to tax adjustments, (1) transaction costs incurred in preparation of the sale of the disbursements business, (2) amounts related to certain legal settlements (3) stock-based compensation expense related to non-qualified stock option, restricted and cash-settled stock units, and (4) amortization expenses related to acquisition-related intangible assets and deferred financing costs. Adjusted net income from continuing operations should not be considered as an alternative to income from continuing operations, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our adjusted net income from continuing operations may not be comparable to similarly titled measures of other organizations, because other organizations may not calculate adjusted net income from continuing operations in the same manner as we do.

The following table presents a reconciliation of income from continuing operations, the most comparable GAAP measure, to adjusted net income from continuing operations for each of the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
	(in thousands)

Income from continuing operations	$3,769	$6,166

Disbursements transaction costs	421	-
Impact of legal settlements, net	242	-
Stock-based compensation expense - non-qualified stock option grants and restricted and cash-settled stock units	2,148	1,795
Amortization of acquisition-related intangible assets	1,270	1,270
Amortization of deferred finance costs	270	659
Total pre-tax adjustments	4,351	3,724
Tax rate (a)	38.5%	38.5%
Tax adjustment	1,675	1,434
Adjustments, net of tax	2,676	2,290

Stock-based compensation expense - incentive stock option grants	135	233
Total after-tax adjustments	135	233

Adjusted net income from continuing operations	$6,580	$8,689

(a)           We have tax effected, utilizing an estimated statutory rate, all of the pre-tax adjustments, except for stock-based compensation expense for incentive stock options, which is generally not tax deductible.

Contractual Obligations

There have been no material changes to our contractual commitments from those disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

We are not a party to any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The significant accounting policies and basis of preparation of our consolidated financial statements are described in “Note 2 – Significant Accounting Policies” of our notes to consolidated financial statements included in each of our Annual Report on Form 10-K for the year ended December 31, 2015 and in this Quarterly Report on Form 10-Q. Under accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in our financial statements. Actual results could differ materially from those estimates.

We believe the judgments, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:

-	Provision for OneAccount losses	-	Stock-based compensation
-	Goodwill, intangible assets and Operating Segments	-	Income taxes
-	Loss contingencies	-	Revenue

For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies” within “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our annual report on Form 10-K for the year ended December 31, 2015. As of March 31, 2016, there have been no material changes to any of the Critical Accounting Policies described above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our Credit Facility accrues interest at a rate equal to a base rate plus a margin of 3% or London Interbank Offered Rate plus a margin of 4%. Based upon a sensitivity analysis at April 1, 2016, assuming average outstanding borrowings during the three months ended March 31, 2016 of $29.0 million, a hypothetical 50 basis point increase in interest rates would result in an increase in interest expense of approximately $0.1 million for an annual period.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Refer to “Note 7 – Commitments and Contingencies” to our condensed consolidated financial statements for developments and information related to our legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2015, other than the following:

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

 In connection with the new requirements under the Title IV regulations related to ATM access, in the second quarter 2016 we moved away from ATMs owned by Higher One to a nationwide ATM network which provides our OneAccount accountholders surcharge-free access to 55,000 ATMs worldwide. Given the potential significance of this change, there could be a negative impact on our accountholder and higher education institution client relationships and, in turn, the disbursement business, including the OneAccounts.

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

Additionally, individual state legislatures may propose and enact new laws that restrict or otherwise affect our ability to offer our products and services as we currently do, which could have a material adverse effect on our business, financial condition and results of operations. For example, legislation has been introduced in the State of Oregon which may further regulate the disbursement of financial aid refunds and associated financial products and services.

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

Electronic Fund Transfer Act; Regulation E. Our Bank Partners provide depository services for OneAccounts through a private label relationship. We provide processing services for OneAccounts for our Bank Partners. These services are subject to, among other things, the requirements of the Electronic Fund Transfer Act and the CFPB’s Regulation E, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of ATMs, debit cards and certain other electronic banking services. We may assist our bank partners with fulfilling their compliance obligations pursuant to these requirements. See “Fees for financial services are subject to increasingly intense legislative and regulatory scrutiny, which could have a material adverse effect on our business, financial condition, results of operations and prospects for future growth” in our Annual Report on Form 10-K for the year ended December 31, 2015for additional discussion. Failure to comply with applicable regulations could materially and adversely affect our business, financial condition and results of operations.

 Money Transmitter Regulations. Our products and services are occasionally reviewed by regulatory agencies to ensure that we do not impermissibly engage in activities that require licensing at the state or federal level. In the ordinary course of business, we receive letters and inquiries concerning the nature of our business as it applies to state “money transmitter” licensing and regulations from different state regulatory agencies. In light of the increasing importance of the payments business to the overall finances of the Company as well as the impending sale of the disbursements business, we are currently analyzing the “money transmitter” licensing requirements and regulations at both the state and federal level with respect to our payments products. If it were to be determined that we are required to be licensed as a “money transmitter,” we may need to undergo a costly licensing process, and failure to comply could be a violation of state and potentially federal law. Failure to comply with applicable regulations could materially and adversely affect our business, financial condition and results of operations.

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

As the provider of FDIC-insured depository services for all OneAccounts, as well as other banking functions, our bank partners provide third-party services that are critical to our student-oriented banking services. Within the past few years, we have experienced turnover with respect to our bank partners, which presents certain risks and uncertainties. For example, on February 8, 2013, we agreed to a mutual termination with Cole Taylor of our Deposit Processing Services Agreement to be effective August 30, 2013. On July 11, 2013, we entered into an agreement with Customers Bank under which it currently provides deposit services as a bank partner. In connection with transitioning bank partners, we made certain changes to our practices and operations, and could be required to make further changes in the future. Should we encounter any difficulties in on-boarding, retaining or transitioning bank partners, we may not be able to continue offering the OneAccount in the same manner as we do now, which could have a material adverse effect on our business, financial condition and results of operations. Further, in the future, if we are not able to transition the functions performed by our then current bank partners to another financial institution, or, to the extent necessary, replace a current bank partner, we may not be able to continue offering the OneAccount in the same manner as we do now, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, if any material adverse event were to affect any of our bank partners or future bank partners, including, a significant decline in financial condition, a decline in the quality of service, loss of deposits, a change in deposit classification related to the OneAccounts, inability to comply with applicable banking and financial service regulatory requirements, systems failure or inability to pay us fees, our business, financial condition and results of operations could be materially and adversely affected. There is also a risk that the terms of our services agreement with future bank partners may not be as favorable to us as our current agreements. The aggregate impact of any of these risks could have a material adverse effect on our business, financial condition and results of operations.

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

Pursuant to the Disbursements Asset Purchase Agreement, Mr. McGuane will be offered employment by the Buyer or one of its affiliates as of the closing date of the transaction contemplated thereby. We may not be able to attract or retain a qualified successor, which could adversely impact our business.

We outsource critical operations, which exposes us to risks related to our third-party vendors, and we have begun to in-source certain technology functions, which exposes us to other risks.

We have entered into contracts with third-party vendors to provide critical services, technology and software in our operations. These outsourcing partners include: Fiserv, which provides back-end account and transaction data processing for OneAccounts; MasterCard, which provides the payment network for our debit MasterCard ATM cards, as well as for certain other transactions; and BMO Harris and Global Payments, which provide transaction processing and banking services for payment processing related to the SmartPay feature of our ePayment service, Ubiquity Global Services, which provides live-agent, chat and IVR services for the disbursements business, including the OneAccount and ATM National, LLC. doing business as Allpoint, which provides our OneAccount cardholders access to a nationwide ATM network. In the event that these service providers fail to maintain adequate levels of support, do not provide high quality service, discontinue their lines of business, terminate our contractual arrangements or cease or reduce operations, we may be required to pursue new third-party relationships, which could materially disrupt our operations and our ability to provide our products and services, and could divert management’s time and resources. Replacement technology or services provided by replacement third-party vendors could be more expensive than those we have currently, while the process of transitioning services and data from one provider to another can be complicated and time consuming. If we are unable to complete a transition to a new provider on a timely basis, or at all, we could be forced to temporarily or permanently discontinue certain services, which could disrupt services to our customers and materially and adversely affect our business, financial condition and results of operations. We may be unable to establish comparable new third-party relationships on as favorable terms or at all, which could materially and adversely affect our business, financial condition and results of operations. With respect to the technology and operational support functions that we have in-sourced to date or that we seek to in-source, we may encounter difficulty or delays in developing and supporting an appropriate infrastructure to be able to perform these functions ourselves. We may also not realize the full value of our investments in these projects.

The transaction contemplated by the Disbursements Asset Purchase Agreement may not be completed or may be delayed if the conditions to closing are not satisfied or waived.

The transaction contemplated by the Disbursements Asset Purchase Agreement may not be completed or may be delayed because the conditions to closing, including consents from certain third parties, may not be satisfied or waived. If the transaction contemplated by the Disbursements Asset Purchase Agreement is not completed, we may have difficulty recouping the costs incurred in connection with negotiating the transaction contemplated by the Disbursements Asset Purchase Agreement, our relationships with our clients, customers, suppliers and employees may be damaged, and our business may be harmed.

If the transaction contemplated by the Disbursements Asset Purchase Agreement is consummated, we will be reliant on Bank to provide certain transition services to us.

Pursuant to the terms of a Transition Services Agreement between HOI and Bank, following the consummation of the transaction contemplated by the Disbursements Asset Purchase Agreement, Bank will provide certain transition services to us for a period that may extend as late as June 30, 2017. These services will include specified banking operations, litigation and regulatory support services, information technology, finance and client operations services as will be set forth in an annex to the Transition Services Agreement. If Bank fails to provide these services as required by the Transition Services Agreement, we would be required to perform these services ourselves or attempt to find another third-party service provider to do so. We may be unable to perform these services ourselves or find another third-party service provider to do so, or not on the same terms as provided in the Transition Services Agreement, which could adversely impact our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On May 6, 2016, Higher One Holdings, Inc. (the “Company”) entered into identical severance agreements (the “Severance Agreements”) with Marc Sheinbaum, Chief Executive Officer of the Company; Christopher Wolf, Chief Financial Officer of the Company; Robert Reach, Chief Sales Officer of the Company; and Thomas Kavanaugh, General Counsel of the Company (each such individual, an “Executive”). The Severance Agreements reflect the terms of the Company Executive Severance Policy, effective August 6, 2015 (previously disclosed in the Company Form 10-Q filed on August 7, 2015), other than with respect to the termination of an Executive’s employment in connection with an asset sale and with one adjustment to the calculation and timing of annual bonus payments for the year of termination in connection with a change in control or a liquidation of the Company. As set forth in and subject to the terms of the Severance Agreements, an Executive terminated in connection in with a change in control or a liquidation of the Company will receive a pro rata portion of his target bonus amount as soon as practicable following the triggering event. The Severance Agreements provide for offsets in the event of conflict with other severance plans, agreements or policies of the Company including, but not limited to, Mr. Sheinbaum’s employment agreement.

The foregoing summary does not constitute a complete summary of the terms of the Severance Agreements, and reference is made to the complete text of the form of Severance Agreement that is attached hereto as Exhibit 10.1. The form of Severance Agreement is incorporated herein by reference.

Item 6.	Exhibits

Exhibit
Number		Description
10.1	*	Form of Severance Agreement
31.1	*	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
31.2	*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.1	*(1)	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	*(1)	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	*(2)	XBRL Instance Document
101.SCH	*(2)	XBRL Taxonomy Extension Schema
101.CAL	*(2)	XBRL Taxonomy Calculation Linkbase
101.DEF	*(2)	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*(2)	XBRL Taxonomy Extension Label Linkbase
101.PRE	*(2)	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

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

Date: May 6, 2016

Higher One Holdings, Inc.

/s/ Christopher Wolf
Christopher Wolf
Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)