Form 10-Q
period 2016-06-30
Higher One Holdings, Inc.
filed 2016-08-05
CIK 1486800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016.

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

As of August 3, 2016, there were 48,733,074 shares of common stock, par value $0.001 per share, outstanding.

HIGHER ONE HOLDINGS, INC.

INDEX TO REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2016

As used herein, the terms “we,” “us,” “our,” “the Company,” or “Higher One,” unless the context otherwise requires, mean Higher One Holdings, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

 Higher One Holdings, Inc.

Condensed Consolidated Balance Sheets

 (In thousands of dollars, except share and per share amounts)

(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$40,008	$26,868
Accounts receivable	9,319	4,638
Income receivable	3,851	7,648
Prepaid expenses and other current assets	15,091	5,693
Current assets related to discontinued operations	-	4,359
Total current assets	68,269	49,206
Deferred costs	1,874	3,553
Fixed assets, net	33,873	36,628
Intangible assets, net	16,734	18,008
Goodwill	41,942	41,942
Loan receivable related to New Markets Tax Credit financing	7,633	7,558
Other assets	12,176	2,909
Restricted cash	1,651	2,729
Non-current assets related to discontinued operations	-	30,437
Total assets	$184,152	$192,970

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$967	$1,205
Accrued expenses	10,373	13,436
Deferred revenue	18,184	15,460
Current liabilities related to discontinued operations	-	9,759
Total current liabilities	29,524	39,860
Deferred revenue and other non-current liabilities	5,619	5,230
Loan payable and deferred contribution related to New Markets Tax Credit financing	8,406	8,561
Debt	19,000	29,000
Deferred tax liabilities	2,819	1,404
Non-current liabilities related to discontinued operations	-	184
Total liabilities	65,368	84,239
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 60,762,029 shares issued and 48,676,224 shares outstanding at June 30, 2016 and 59,921,503 shares issued and 48,008,477 shares outstanding at December 31, 2015	61	60
Additional paid-in capital	195,062	191,391
Treasury stock, 12,085,805 11,913,026 shares at June 30, 2016 and December 31, 2015, respectively	(137,899)	(137,899)
Accumulated other comprehensive loss	(124)	(113)
Retained earnings	61,684	55,292
Total stockholders’ equity	118,784	108,731
Total liabilities and stockholders’ equity	$184,152	$192,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands of dollars, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Payment transaction revenue	$12,694	$11,118	$30,909	$28,442
Higher education institution revenue	4,873	4,706	10,028	9,642
Other revenue	66	34	102	87
Revenue	17,633	15,858	41,039	38,171
Cost of revenue	8,327	7,608	19,644	18,628
Gross margin	9,306	8,250	21,395	19,543
Operating expenses:
General and administrative	10,428	10,225	21,491	21,378
Product development	1,100	663	2,179	1,283
Sales and marketing	1,727	1,848	3,171	3,816
Costs related to merger agreement	1,463	-	1,463	-
Total operating expenses	14,718	12,736	28,304	26,477
Loss from continuing operations	(5,412)	(4,486)	(6,909)	(6,934)
Interest income	39	20	59	40
Interest expense	(1,364)	(842)	(1,856)	(1,907)
Other income	275	78	352	155
Net loss before income taxes from continuing operations	(6,462)	(5,230)	(8,354)	(8,646)
Income tax benefit from continuing operations	(1,741)	(2,100)	(2,316)	(3,254)
Loss from continuing operations	(4,721)	(3,130)	(6,038)	(5,392)
Discontinued operations:
Income (loss) from operations	(1,762)	4,754	6,952	19,698
Gain on disposal	12,703	-	12,671	-
Income tax expense	(3,577)	(1,621)	(7,193)	(7,443)
Income from discontinued operations	7,364	3,133	12,430	12,255
Net income	$2,643	$3	$6,392	$6,863

Weighted average shares outstanding
Basic	48,489,914	47,671,734	48,201,480	47,514,662
Diluted	49,128,711	47,951,435	49,214,561	47,887,604

Earnings per share of common stock - basic
Continuing operations	$(0.10)	$(0.07)	$(0.13)	$(0.11)
Net income per share	$0.05	$0.00	$0.13	$0.14

Earnings per share of common stock - diluted
Continuing operations	$(0.10)	$(0.07)	$(0.13)	$(0.11)
Net income per share	$0.05	$0.00	$0.13	$0.14

Net income	$2,643	$3	$6,392	$6,863
Other comprehensive loss
Foreign currency translation adjustment	(11)	-	(11)	-
Comprehensive income	$2,632	$3	$6,381	$6,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

 (In thousands of dollars, except share amounts)

(unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Income	Earnings	Equity
Balance at December 31, 2015	48,008,477	$60	$191,391	$(137,899)	$(113)	$55,292	$108,731
Vesting of restricted stock, net of cancellations for tax withholding	644,147	1	(727)	-	-	-	(726)
Stock-based compensation	-	-	4,516	-	-	-	4,516
Reversal of tax benefit related to options	-	-	(144)	-	-	-	(144)
Exercise of stock options	23,600	-	26	-	-	-	26
Net income	-	-	-	-	-	6,392	6,392
Foreign exchange translation adjustment	-	-	-	-	(11)	-	(11)
Balance at June 30, 2016	48,676,224	$61	$195,062	$(137,899)	$(124)	$61,684	$118,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

 (In thousands of dollars)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$6,392	$6,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,457	10,866
Amortization of deferred finance costs	1,341	1,158
Gain on disposition of disbursements and data analytics businesses, net	(12,671)	-
Stock-based compensation	4,514	3,517
Deferred income taxes	1,167	(2,110)
Income tax benefit related to exercise of stock options and tax payments related to the vesting of restricted stock units	(732)	(118)
Other non-cash income	(166)	(155)
Loss on disposal of fixed assets	48	29
Changes in operating assets and liabilities:
Accounts receivable	(5,895)	(7,952)
Income receivable	4,393	2,644
Deferred costs	(198)	(277)
Prepaid expenses and other current assets	1,102	2,494
Other assets	488	(653)
Accounts payable	(319)	(891)
Accrued expenses	(5,555)	(930)
Deferred revenue	3,899	5,175
Net cash provided by operating activities	6,265	19,660
Cash flows from investing activities
Purchases of fixed assets	(260)	(1,369)
Additions to internal use software	(1,352)	(2,541)
Proceeds from sale of disbursements business	17,554	-
Proceeds from restricted cash	1,078	-
Net cash provided by (used in) investing activities	17,020	(3,910)
Cash flows from financing activities
Proceeds from line of credit	-	-
Repayments of line of credit	(10,000)	(35,000)
Payment of deferred financing costs	(169)	(4,467)
Excess tax benefit related to stock options	(4)	118
Proceeds from exercise of stock options	28	337
Net cash used in financing activities	(10,145)	(39,012)
Effect of exchange rate changes on cash	-	-
Net change in cash and cash equivalents	13,140	(23,262)
Cash and cash equivalents at beginning of period	26,868	40,022
Cash and cash equivalents at end of period	$40,008	$16,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Higher One Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Nature of Business and Organization

Business Overview

Higher One Holdings, Inc., or HOH, is a provider of technology and payment services to the higher education industry. HOH, through its subsidiaries, provides a suite of payment solutions specifically designed for higher education institutions and their students. We have developed and acquired proprietary software-based solutions to provide these services. HOH is incorporated in Delaware and maintains its headquarters in New Haven, Connecticut. HOH has a wholly-owned subsidiary, Higher One, Inc., or HOI, which has two wholly-owned subsidiaries, Higher One Machines, Inc., or HOMI, and Higher One Real Estate, Inc., or Real Estate Inc.  HOI and HOMI together own 99.995% of Higher One Financial Technology Private Limited, or HOFTPL.  Real Estate Inc. has a 98% ownership interest in Higher One Real Estate SP, LLC, or Real Estate LLC.  HOMI and HOFTPL perform certain of our operational support functions. Real Estate Inc. and Real Estate LLC were each formed to hold and operate certain of our real estate assets.

Significant Transactions

Merger

On June 29, 2016, Higher One Holdings, Inc., Winchester Acquisition Holdings Corp., (“Parent”) and a wholly owned subsidiary of Blackboard Super Holdco, Inc. (“Super Holdco”), which owns Blackboard Inc. (“Blackboard”), and Winchester Acquisition Corp., (“Merger Sub”) and wholly owned subsidiary of Parent, entered into an Agreement and Plan of Merger (“Merger Agreement”). Pursuant to the Merger Agreement, Parent agreed to cause Merger Sub to commence promptly a cash tender offer (the “Offer”) to acquire all of the issued and outstanding shares of Higher One’s common stock, par value $0.001 per share (the “Shares”), for a purchase price of $5.15 per Share (the “Offer Price”), net to the seller in cash, without interest and subject to any required withholding taxes, on the terms and subject to the conditions set forth in the Merger Agreement. Under the Merger Agreement, promptly following the consummation of the Offer, Merger Sub would merge with and into Higher One (the “Merger,” and together with the Offer and the other transactions contemplated by the Merger Agreement, the “Transactions”), with Higher One surviving the Merger as a wholly owned subsidiary of Parent. In the Merger, each outstanding Share would be converted into the right to receive the Offer Price (the “Merger Consideration”), other than any Share owned by Higher One (including treasury shares), Parent, Merger Sub or any of their respective wholly owned subsidiaries, which Shares would be cancelled and cease to exist and no payment would be made with respect thereto. The Merger Agreement was the product of a strategic alternatives process that was overseen by the Board of Directors of Higher One with the assistance of senior management and financial and legal advisors

The Merger Agreement contained customary representations, warranties and covenants of the parties for a transaction of this nature, including a covenant that required the parties to use their reasonable best efforts to do all things reasonably necessary under applicable law to consummate the Offer and the Merger. Until the earlier of the effective time of the Merger and the termination of the Merger Agreement, Higher One agreed, subject to certain exceptions, to use commercially reasonable efforts to operate its business in the ordinary course consistent with past practice, and to refrain from engaging in certain activities. In addition, under the terms of the Merger Agreement, until the earlier of the consummation of the Offer and the termination of the Merger Agreement, Higher One agreed not to initiate, solicit or knowingly encourage or knowingly facilitate the making of any alternative acquisition proposals, subject to customary exceptions for Higher One to respond to and support unsolicited alternative acquisition proposals in the exercise of the fiduciary duties of the Board of Directors of Higher One. Higher One would have been obligated to pay a termination fee of approximately $10.4 million to Parent in certain circumstances, including if the Merger Agreement was terminated by Higher One to enter into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement) or if the Merger Agreement was terminated by Parent as a result of a Change in Recommendation (as defined in the Merger Agreement) or a material violation or breach of Higher One’s non-solicit obligations. In certain additional circumstances where the Merger Agreement was terminated by Parent and the termination fee was not payable, Higher One would have been be obligated to reimburse Parent for the reasonable and documented, out-of-pocket expenses incurred by Parent or Merger Sub in connection with the Transactions, not to exceed approximately $3.2 million in the aggregate (which amount, if paid, would be deducted from any subsequently payable termination fee). As further described in Note 10, the Merger became effective on August 4, 2016.

Data Analytics Business Disposition

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

Disbursements Business Disposition

Also as further described in Note 3, on December 15, 2015, we entered into an Asset Purchase Agreement, the Disbursements Asset Purchase Agreement, with Customers Bank, or Bank, and Customers Bancorp, Inc., or Bancorp, and together with Bank, Customers, under which Customers agreed to purchase substantially all of the assets and assume certain of the liabilities of our disbursements business. Customers was a bank partner of Higher One. On June 15, 2016, we completed that sale pursuant to the terms of the Disbursements Asset Purchase Agreement. The financial results of the disbursements business are reported as discontinued operations.

In connection with the completion of the sale of the disbursements business, we entered into a transition services agreement with Customers under which we provide certain facility, technology and other support to Customers through June 30, 2017. We are due payments totaling $5.0 million during the transition services period, with a payment of approximately $0.4 million due monthly. During the three months ended June 30, 2016, we recorded other income of approximately $0.2 million related to the transition services agreement

Also in connection with the sale of the disbursements business, we sold our fleet of ATMs and related equipment to a third party. The total purchase price of this equipment is approximately $0.7 million, $0.6 million of which we received during the three months ended June 30, 2016. The remaining amount is expected to be received during the three months ended September 30, 2016. The disposition of this equipment is included in the total gain on disposition of the disbursements business.

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

The unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015, and in the opinion of management, include all normal recurring adjustments that are necessary for the fair statement of our interim period results reported herein.  The December 31, 2015 condensed consolidated balance sheet data included in this Form 10-Q was derived from our audited financial statements, but does not include all disclosures required by GAAP. Due to seasonal fluctuations and other factors, the results of operations for the three or six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

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

Prior Period Reclassifications

On November 25, 2015 and June 15, 2016, we sold our data analytics business and disbursements business, respectively. The data analytics and disbursements results are reported as discontinued operations, which require retrospective restatement of prior periods to classify the results of operations as discontinued operations. No data analytics or disbursements assets or liabilities that were sold remain on the consolidated balance sheet as of June 30, 2016. The financial results of the data analytics and disbursements businesses are presented as “discontinued operations” on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015. See Note 3 – Discontinued Operations for additional information. The notes to our consolidated financial statements relate to our continuing operations only, unless otherwise indicated. Reclassification of prior period amounts related to discontinued operations as a result of the sales of the data analytics and disbursements businesses have been made to conform to the current period financial statement presentation.

Income Taxes

On June 30, 2015, the state of Connecticut enacted changes to its corporate tax laws, including a mandatory unitary tax filing requirement for all Connecticut companies effective January 1, 2016. As a result of the tax law changes, it was then more likely than not that we would utilize certain net operating loss carry forwards for which we previously had recorded a valuation allowance. We recorded an income tax benefit of approximately $0.3 million during the three months ended June 30, 2015 due to that tax law change. The impact of that tax law change was subsequently reversed in 2015 as a result of further changes in tax law in Connecticut.

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

The effect of stock options and warrants to purchase our common stock totaling 2,778,942 and 5,039,152 were not included in the computation of diluted net income per common share for the three months ended June 30, 2016 and 2015, respectively, as their effect would be anti-dilutive. The effect of stock options and warrants to purchase our common stock totaling 2,704,540 and 4,135,205 were not included in the computation of diluted net income per common share for the six months ended June 30, 2016 and 2015, respectively, as their effect would be anti-dilutive. Anti-dilutive securities are securities that upon conversion or exercise increase earnings per share (or reduce the loss per share).  In periods when we recognize a net loss, we exclude the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect.

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

Other Arrangements

We accept payments on behalf of educational institutions and subsequently remit these payments to the education institutions. The amounts received are maintained in segregated accounts for the benefit of either the institution or the payer. There were approximately $16.0 million and $129.9 million of such funds as of June 30, 2016 and December 31, 2015, respectively. These deposits are not our funds and therefore are not included in the accompanying condensed consolidated balance sheets.

Recent Accounting Pronouncements

There were no accounting standards adopted during the six months ended June 30, 2016, which had a material impact on our consolidated financial position, results of operations or liquidity.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU contains amendments intended to simplify various aspects of share-based payment accounting and presentation in the financial statements, including the income tax consequences, classification of awards as either equity or liabilities, treatment of forfeitures and statutory tax withholding requirements, and classification in the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption of this standard is permitted. The amendments requiring recognition in the income statement of excess tax benefits and tax deficiencies resulting from settlements arising after the date of adoption of the new standard should be applied prospectively. Changes relating to classification of excess tax benefits and tax deficiencies in the statement of cash flows may be applied either prospectively or retrospectively. All other amendments are to be applied retrospectively. We have not elected early adoption of this standard. We are currently assessing the impact that this standard will have on our consolidated financial statements.

3.	Discontinued Operations – Disposition of Data Analytics and Disbursements businesses

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

At the time of closing, (1) we received total cash consideration of approximately $55.2 million, (2) the buyer paid $30 million on our behalf to reduce the amount outstanding under our credit facility, and (3) the buyer deposited $1.9 million into an escrow account for potential indemnification claims and a future working capital adjustment. In April 2016, $0.5 million of the amount in escrow was released to the buyer to resolve the working capital adjustment. We have recorded the interest expense associated with the $30.0 million that was paid on our behalf to reduce the amount outstanding under our credit facility as an expense in discontinued operations for the three and six months ended June 30, 2015.

On December 15, 2015, we entered into an Asset Purchase Agreement, the Disbursements Asset Purchase Agreement, with Customers Bank, or Bank, and Customers Bancorp, Inc., or Bancorp, and together with Bank, Customers, under which Customers agreed to purchase substantially all of the assets and assume certain of the liabilities of our disbursements business. Customers was a bank partner of Higher One. On June 15, 2016, we completed that sale pursuant to the terms of the Disbursements Asset Purchase Agreement.

At the time of closing, (1) we received cash consideration of $17.0 million and (2) the buyer deposited $20.0 million into an escrow account to be paid to us in equal installments on each of the first two anniversary dates of the closing of the transaction. At the time of closing, we were required to repay $10.0 million of the amount outstanding on our credit facility. We have recorded the installment payments that will be due to us as prepaid expenses and other current assets (approximately $9.8 million) and other non-current assets (approximately $9.5 million) on the accompanying condensed consolidated balance sheet utilizing a discount rate of 2.5%. We have recorded the interest expense associated with the $10.0 million that was paid to reduce the amount outstanding under our credit facility as an expense in discontinued operations for the three and six month periods ended June 30, 2016 and 2015, respectively.

The financial results of the data analytics and disbursements businesses are reported as discontinued operations. No assets and liabilities of the data analytics or disbursements businesses that were sold remain on the consolidated balance sheet as of June 30, 2016. The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the disbursements business as of December 31, 2015:

As of December 31, 2015
Assets
Current assets:
Accounts receivable, net	$414
Income receivable	1,579
Prepaid and other current assets	2,366
Total current assets of discontinued operations	4,359
Deferred costs	200
Fixed assets, net	5,660
Intangible assets, net	13,422
Goodwill	11,080
Other assets	75
Total assets of discontinued operations	$34,796

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,835
Accrued expenses	6,239
Deferred revenue	1,685
Total current liabilities of discontinued operations	9,759
Deferred revenue and other non-current liabilities	184
Total liabilities of discontinued operations	$9,943

The following table presents the statements of operations for the discontinued operations of the data analytics and disbursements businesses:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Revenue	$17,640	$29,731	$49,785	$72,936
Cost of revenue	10,145	13,864	24,759	31,034
Gross margin	7,495	15,867	25,026	41,902
Operating expenses
General and administrative	7,042	7,511	13,306	14,941
Product development	552	1,646	1,230	2,797
Sales and marketing	1,277	2,431	2,620	4,626
Restructuring charge	-	240	-	240
Civil money penalty and administrative costs related to customer restitution	291	-	291	-
Costs related to planned disposal of disbursements business	-	-	421	-
Interest expense	95	410	206	725
Other income	-	(1,125)	-	(1,125)
Income (loss) from discontinued operations before income taxes	(1,762)	4,754	6,952	19,698
Gain on disposal	12,703	-	12,671	-
Income tax (expense) benefit	(3,577)	(1,621)	(7,193)	(7,443)
Income (loss) from discontinued operations, net of tax	$7,364	$3,133	$12,430	$12,255

Depreciation and amortization expense of $2.9 million and $4.9 million is included in income from discontinued operations during the six months ended June 30, 2016 and 2015, respectively. Depreciation and amortization expense of $1.2 million and $2.6 million is included in income from discontinued operations during the three months ended June 30, 2016 and 2015, respectively. Capital expenditures, including costs associated with developing internal use software, of $0.1 million and $2.1 million were incurred related to the data analytics and disbursements segments during the six months ended June 30, 2016 and 2015, respectively. Capital expenditures, including costs associated with developing internal use software, of $1.0 million were incurred related to the data analytics and disbursements segments during the three months ended June 30, 2015. There were no capital expenditures related to our disposed segments during the three months ended June 30, 2016.

4.	Fair Value Measurements

We had no unrealized gains or losses from investments as of June 30, 2016 or December 31, 2015, and there is no difference between the amortized cost and fair value of the securities we held. The carrying amounts of our cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying amount of our debt outstanding under our credit facility approximates fair value as a result of our amendments to the credit facility in June 2016. Our loan receivable related to our New Markets Tax Credit financing is a debt instrument that we classify as held to maturity and is recorded at amortized cost.  The carrying value of both our loan receivable and loan payable related to our New Markets Tax Credit financing approximates fair value as of June 30, 2016.  The fair value of our loan payable and loan receivable related to our New Markets Tax Credit financing was estimated using discounted cash flow analysis based on rates for similar types of arrangements and are considered Level 3 measurements.

During the six months ended June 30, 2016, we issued 1,146,727 shares of cash-settled restricted stock units to members of management and the board of directors. The cash-settled restricted stock units granted to management vest over a two-year period, with half of the units vesting and settling on the first anniversary of the grant date and the remaining half vesting and settling on the second anniversary of the grant date. The cash-settled restricted stock units granted to members of the board of directors vest and settle when each respective board member no longer serves on our board of directors. The cash-settled restricted stock units are measured based on the closing price of our stock at the end of each reporting period and resulted in approximately $2.0 and $0.8 million of expense recorded during the six months and three months ended June 30, 2016, respectively.

5.	Real Estate Development Project

In 2011 and 2012, we completed a project that developed two previously existing commercial buildings located in New Haven, Connecticut into our new corporate headquarters.

In connection with this project, we provided separate guarantees to each of two departments of the state of Connecticut. One guaranty relates to our obligation to repay a grant if we fail to meet certain criteria, including a specified minimum average employment level in Connecticut for the years 2015 – 2018. The other guaranty relates to our obligation to repay sales and use tax exemptions if we fail to meet certain criteria, including a minimum employment threshold. The maximum potential amount of repayments for these guarantees is approximately $7.0 million.  As of June 30, 2016 and December 31, 2015, an aggregate liability of $3.4 million is recorded related to these guarantees. The liability of $3.4 million is recorded within deferred revenue and other non-current liabilities in our condensed consolidated balance sheet as it would not be due until 2019.

In December 2011, we consummated a financing transaction related to the federal New Markets Tax Credit, or NMTC, program which provided funding for our real estate development project.  The NMTC program is designed to encourage new or increased investments into operating businesses and real estate projects located in low-income communities.  In connection with this transaction, HOI provided a loan of $7.6 million to an unrelated third party.  We consider this loan to be a debt instrument held to maturity which is recorded at amortized cost and the value as of June 30, 2016 approximates fair value.  The loan bears interest at 1.0% which is payable quarterly and matures in December 2041.  Repayments on the loan commence in December 2019.

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

In October 2012, HOI entered into a five-year, $200.0 million, senior secured revolving credit facility, or the Credit Facility.  We have amended the Credit Facility several times since October 2012. The amendments to the Credit Facility modified certain of the financial covenants, decreased the maximum amount available under the Credit Facility and modified other terms of the agreement. In June 2016, we amended the Credit Facility in order to allow for the sale of the disbursements business. The amendment to the Credit Facility resulted in a decrease in the capacity from $64.5 million to $25.0 million. The revolving credit facility capacity subsequently reduces to $20.0 million as of December 31, 2016. In connection with the reduction in the Credit Facility, we recorded an expense of approximately $0.8 million of deferred financing fees.

The Credit Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs.  Loans drawn under the Credit Facility are payable in a single maturity on October 16, 2017.

As of June 30, 2016, there were $19.0 million in borrowings outstanding, at a weighted average interest rate of 4.4%, under the Credit Facility. In July 2016, we repaid the $19.0 million that was then outstanding on the Credit Facility. The Credit Facility contains certain affirmative covenants, including covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral. The Credit Facility also contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of our business and engage in transactions with our affiliates. Acceleration of repayment of the Credit Facility could also occur upon a change of control or if we experience a material adverse change in our operations, condition or prospects. The Credit Facility, as amended, also contains certain financial covenants that require us to maintain a debt to EBITDA ratio, as defined in the Credit Facility, of 2.0 to 1.00 or less, and a fixed charge coverage ratio of at least 1.25 to 1.00.  We were in compliance with each of the applicable debt covenants in the Credit Facility, as amended, as of June 30, 2016. As of June 30, 2016, our trailing twelve month consolidated EBITDA (as defined in the Credit Facility) was $23.2 million.

7.	Commitments and Contingencies

From time to time, we are subject to litigation relating to matters in the ordinary course of business, as well as regulatory examinations, information gathering requests, inquiries and investigations.

Regulatory Examinations and Other Matters

On May 9, 2014, the Federal Reserve Banks of Chicago (the responsible Reserve Bank for a former bank partner) and Philadelphia (the responsible Reserve Bank for Customers) notified us that the Staff of the Board of Governors of the Federal Reserve System intended to recommend that the Board of Governors of the Federal Reserve System, or the Board of Governors, seek an administrative order against us with respect to asserted violations of the Federal Trade Commission Act.

In April 2015, the San Francisco Regional Office of the FDIC (the responsible Regional Office for a former bank partner) notified us it was prepared to recommend to the Director of the Division of Depositor and Consumer Protection that administrative enforcement action be taken against us for alleged violations of the Federal Trade Commission Act principally relating to our marketing and enrollment practices concerning OneAccounts.

On December 23, 2015, the Board of Governors issued to HOI an Order to Cease and Desist and Order of Assessment of Civil Money Penalty Issued Upon Consent Pursuant to the Federal Deposit Insurance Act, as Amended (“Fed Order”), related to the Board of Governors matter discussed above. Pursuant to the terms of the Fed Order, HOI was required to, among other things: (1) continue to take all action necessary to correct all violations previously cited by the Board of Governors and prevent the recurrence of similar violations; (2) submit to the Philadelphia Reserve Bank an acceptable written plan to enhance the consumer compliance risk management program to ensure that the marketing, processing, and servicing of student financial aid-related deposit or loan products or services by Higher One comply with all consumer protection laws and regulations; (3) deposit $24.0 million into a qualified settlement fund for purposes of providing restitution of certain OneAccount fees to consumers, as provided by the Fed Order, and submit to the Philadelphia Reserve Bank an acceptable written plan to provide for the restitution; and (4) pay a civil money penalty of $2.2 million.

On December 23, 2015, the FDIC issued to HOI a Consent Order, Order for Restitution and Order to Pay Civil Money Penalty (“FDIC Order”). Pursuant to the terms of the FDIC Order, HOI was required to, among other things: (1) continue to correct and eliminate all violations of law previously cited by the FDIC and prevent the recurrence of similar violations; (2) review its Compliance Management System as it relates to its student financial aid-related deposit or loan products and revise, develop and/or implement changes as necessary to ensure such products and services comply with all applicable consumer protection laws; (3) deposit $31.0 million into a segregated deposit account for the purpose of providing restitution of certain OneAccount fees to consumers, as provided by the FDIC Order; and submit to the Regional Director of the FDIC for non-objection a plan to provide restitution; and (4) pay a civil money penalty of $2.2 million.  Concurrent to HOI entering this FDIC Order, the FDIC lifted a Consent Order issued in 2012.

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

In July 2014, we received a civil investigative demand from the Office of the Attorney General of the Commonwealth of Massachusetts (the “Massachusetts Attorney General”) pursuant to the Commonwealth’s Consumer Protection Act. The Massachusetts Attorney General informed us that its investigation relates to our debt collection practices. We provided information requested by the civil investigative demand, which included information and records about us and certain of our business practices, particularly as they relate to Massachusetts residents, institutions of higher education and students. We cannot predict whether we will become subject to any other action by the Massachusetts Attorney General or any other state agencies.

Consumer Class Action

HOI and HOH were defendants in a series of putative class action lawsuits filed in 2012. The Judicial Panel on Multidistrict Litigation transferred all of these cases to the District of Connecticut for coordinated or consolidated pretrial proceedings. The proceedings are referred to as the “In re Higher One OneAccount Marketing and Sales Practices Litigation” or the “MDL”. Plaintiffs filed a consolidated amended complaint in the MDL that generally alleged, among other things, violations of state consumer protection statutes (predicated, in part, on alleged violations of ED rules and violations of the federal Electronic Funds Transfer Act) and various common law claims.

In October 2013, we reached an agreement in principle on the key terms of a settlement that would resolve all of the above class action litigation. In February 2014, we executed a settlement agreement, the terms of which included a payment of $15.0 million to a settlement fund, an agreement to pay the cost of notice to the class, and an agreement to make and/or maintain certain practice changes. We made the payment of $15.0 million to the settlement fund in February 2014. On June 2, 2014, the court issued an order preliminarily approving the settlement, directing that notice of the settlement be sent to the class, setting relevant filing deadlines, and scheduling a final fairness hearing. On December 15, 2014, the Court granted final approval of the settlement and entered judgment. No appeals of the judgment were filed, and the settlement is final.

During the year ended December 31, 2013, we recorded an accrual of $16.3 million to reflect the estimated cost of the resolution, inclusive of additional legal and other administrative costs, based on the agreement in principle. During the six months ended June 30, 2016, we recorded a reduction of our general and administrative expenses of $0.7 million, reflecting amounts from the settlement that were returned to us as a reduction of the administrative costs of the settlement.

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

Ms. Hall seeks to represent a nationwide class and a North Carolina class of current and former hourly home-based customer care agents who worked for Higher One, Inc. at any time from 2012 through 2015. The parties submitted the matter to private mediation and subsequently entered into a joint stipulation of settlement and release. The joint stipulation of settlement and release has been submitted to the United States District Court for the Eastern District of North Carolina for approval. We have recorded an estimated loss of approximately $1.0 million related to this matter

TouchNet

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

On June 29, 2015, we entered into an agreement with TouchNet, and its successor company Heartland Payment Systems, which resolved our complaints against TouchNet and their counterclaim against us. Pursuant to the terms of the agreement: (i) we received $1.1 million, (ii) we provided TouchNet and Heartland Payment Systems a license to use the patents described above, and (iii) both we and TouchNet agreed to dismiss each of our complaints against one another. We recorded the $1.1 million received from TouchNet as other income during the three months ended June 30, 2015.

In accordance with applicable accounting guidance, we establish a liability for a matter of the type described above if and when it presents loss contingencies that are both probable and reasonably estimable.

8.	Segments

As a result of the disposals of our data analytics and disbursements business in November 2015 and June 2016, respectively, we now operate in one segment. Our reportable segment is also an operating segment and a reporting unit.  All of our material identifiable assets and substantially all of our clients and customers are located in the United States.

9.	Restructuring Charge

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

The restructuring liability was included in current liabilities related to discontinued operations as of December 31, 2015. The following table summarizes the activities associated with restructuring liabilities for the six months ended June 30, 2016.

Severance and employee- related benefits
December 31, 2015 restructuring liability	$142
Amounts paid	(142)
June 30, 2016 restructuring liability	$-

10.	Subsequent Events

Pursuant to the Merger Agreement, dated as of June 29, 2016, with Parent and the Company, Merger Sub merged with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Parent. The Merger became effective on August 4, 2016. See Note 1 for additional information related to the Merger. In connection with the consummation of the Merger, on August 4, 2016, the Company terminated the existing Credit Facility.

Upon completion of the Merger, the Company notified the New York Stock Exchange (“NYSE”) that each issued and outstanding share of Company Common Stock (excluding (i) any shares of Company Common Stock owned by the Company, Parent or any of their respective subsidiaries and (ii) any shares of Company Common Stock owned by any Company stockholders who were entitled to exercise, and properly exercised, appraisal rights with respect to such shares of Company Common Stock pursuant to the General Corporation Law of the State of Delaware) automatically converted into the right to receive $5.15 in cash and requested that trading in Company Common Stock be suspended prior to the opening of trading on August 4, 2016. Also on August 4, 2016, the Company requested that NYSE file with the SEC a notification on Form 25 to effect the delisting of Company Common Stock on NYSE and the deregistration of Company Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends to file with the SEC a certification on Form 15 under the Exchange Act requesting the suspension of the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act.

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

Overview

General

Based on market share and the number of campuses using our products and services, we believe we are a leading provider of technology-based payment processing services to higher education institutions and their students. Our products and services for our higher education institution clients include our CASHNet® Payment Processing suite.

Merger

As described in “Note 1 – Nature of Business and Organization”, on June 29, 2016, we entered into an Agreement and Plan of Merger with Winchester Acquisition Holdings Corp., (“Parent”) and a wholly owned subsidiary of Blackboard Super Holdco, Inc. (“Super Holdco”), which owns Blackboard Inc. (“Blackboard”), and Winchester Acquisition Corp., (“Merger Sub”). Also, as further described in “Note 10 – Subsequent Events”, the Merger became effective on August 4, 2016.

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

At the time of closing, (1) we received total cash consideration of approximately $55.2 million, (2) the buyer paid $30 million on our behalf to reduce the amount outstanding under our credit facility, and (3) the buyer deposited $1.9 million into an escrow account for potential indemnification claims and a future working capital adjustment. In April 2016, $0.5 million of the amount in escrow was released to the buyer to resolve the working capital adjustment. The financial results of the data analytics business are reported as discontinued operations for the three and six months ended June 30, 2015.

Disbursements Business Divesture

On December 15, 2015, we entered into an Asset Purchase Agreement with Customers Bank (“Bank”) and Customers Bancorp, Inc. (“Bancorp”, and together with Bank, “Customers”), under which Customers agreed to purchase substantially all of the assets and assume certain of the liabilities of our Refund Management® disbursements service, including the business of servicing OneAccounts. Customers was one of our bank partners. On June 15, 2016, we completed that sale pursuant to the terms of the Asset Purchase Agreement with Customers Bank.

At the time of closing, (1) we received cash consideration of $17.0 million and (2) the buyer deposited $20.0 million into an escrow account to be paid to us in equal installments on each of the first two anniversary dates of the closing of the transaction. The financial results of the disbursements business are reported as discontinued operations for the three and six months ended June 30, 2016 and 2015, respectively.

Also in connection with the sale of the disbursements business, we sold our fleet of ATMs and related equipment to a different entity. The total purchase price of this equipment is approximately $0.7 million, $0.6 million of which we received during the three months ended June 30, 2016. The remaining amount is expected to be received during the three months ended September 30, 2016. The disposition of this equipment is included in the total gain on disposition of the disbursements business.

Results of Operations for the Three Months Ended June 30, 2016 and 2015

The following tables summarize key components of our results of operations for the periods indicated.

	Three Months Ended
	June 30,		Variance
	2016	2015	$	%
Revenue:
Payment transaction revenue	$12,694	$11,118	$1,576	14.2%
Higher education institution revenue	4,873	4,706	167	3.5%
Other revenue	66	34	32	94.1%
Revenue	17,633	15,858	1,775	11.2%
Cost of revenue	8,327	7,608	719	9.5%
Gross margin	9,306	8,250	1,056	12.8%
Operating expenses:
General and administrative	10,428	10,225	203	2.0%
Product development	1,100	663	437	65.9%
Sales and marketing	1,727	1,848	(121)	(6.5%)
Costs related to merger agreement	1,463	-	1,463	100.0%
Total operating expenses	14,718	12,736	1,982	15.6%
Loss from continuing operations	(5,412)	(4,486)	(926)	20.6%
Interest income	39	20	19	95.0%
Interest expense	(1,364)	(842)	(522)	62.0%
Other income	275	78	197	252.6%
Net loss before income taxes from continuing operations	(6,462)	(5,230)	(1,232)	23.6%
Income tax benefit from continuing operations	(1,741)	(2,100)	359	(17.1%)
Loss from continuing operations	(4,721)	(3,130)	(1,591)	50.8%
Discontinued operations:
Income (loss) from operations	(1,762)	4,754	(6,516)	(137.1%)
Gain on disposal	12,703	-	12,703	100.0%
Income tax expense	(3,577)	(1,621)	(1,956)	120.7%
Income from discontinued operations	7,364	3,133	4,231	135.0%
Net income	$2,643	$3	$2,640	NM

Revenue

Payment Transaction Revenue

The increase in payments transaction revenue was primarily due to an increase in the dollar volume of transactions processed through the SmartPay payment module during the three months ended June 30, 2016. The increase in payment transaction volume was primarily due to increases in volume at higher education institution clients that were processing payments during each of the three months ended June 30, 2016 and 2015.

Cost of Revenue and Gross Margin

During the three months ended June 30, 2016, our gross margin percentage increased to 52.8% from 52.0%. Our gross margin percentage increased due to an increase in our higher education institution revenue and other revenue. Our higher education institution and other revenue categories have higher gross margin percentages than payment transaction revenue. Our cost of revenue increase was primarily related to the growth of SmartPay transaction volume described above in “Revenue – Payments Transaction Revenue.”

Product Development Expense

The increase in product development expense is primarily the result of additional product development efforts and resources. In part, this increase is the result of a re-allocation of resources that had previously focused on other functions within the company.

Sales and Marketing Expense

 The decrease in sales and marketing expense was primarily due to decreases in discretionary external marketing costs.

Costs Related to Merger Agreement

We incurred costs of approximately $1.5 million in legal and other professional service fees during the three months ended June 30, 2016 related to entering in the Merger Agreement described above.

Interest Expense

Our interest expense increased compared to the prior period due primarily to additional amortization of deferred financing costs.  As a result of the June 2016 amendment to our credit facility, the interest expense associated with our deferred financing costs increased by $0.6 million to $1.1 million during the three months ended June 30, 2016. The average interest rate during the three months ended June 30, 2016 was 4.46%, an increase from 4.2% for the three months ended June 30, 2015.  However, the average amount outstanding on our Credit Facility was $27.3 million during the three months ended June 30, 2016, compared to an average of $59.0 million during the three months ended June 30, 2015. The interest expense associated with $40.0 million of the credit facility, or approximately $0.4 million, has been recorded as an expense in discontinued operations during the three months ended June 30, 2015.

Other Income

Our other income during the three months ended June 30, 2016 includes approximately $0.2 million that was earned from Customers related to a transition services agreement under which we provide certain facility, technology and other support to Customers through June 30, 2017. We are due payments totaling $5.0 million during the transition services period, with a payment of approximately $0.4 million due monthly.

Income Tax Benefit

The change in income tax benefit was primarily due to the decrease in the net loss before taxes. The effective tax rates for the three months ended June 30, 2016 and 2015 were 26.9% and 40.2%, respectively. The decrease in the effective tax rate is the result of a decrease in our estimate of full year income before taxes for 2016, compared to 2015 as a result of the disposition of the data analytics business in 2015 and disbursements business in 2016. The decrease in estimated full year income before taxes results in non-deductible items, including incentive stock compensation expenses and certain disallowed executive compensation expense, having an unfavorable impact on our estimated tax rate for the year.

During the three months ended June 30, 2015, we recorded a $0.3 million discrete benefit associated with the reduction of a portion of the valuation allowance that had previously been recorded against certain state net operating losses.  As a result of tax law changes enacted in the State of Connecticut in June 2015, it was then considered more likely than not that an income tax benefit would be derived from the utilization of these net operating losses.  The impact of that tax law change was subsequently reversed in 2015 as a result of further changes in tax law in Connecticut.

Discontinued Operations

During the three months ended June 30, 2016, we recognized income from discontinued operations, net of tax, of $7.4 million, which includes a gain on the disposal of our disbursements business of $12.7 million. During the three months ended June 30, 2015, we recorded income from discontinued operations, net of tax, of $3.1 million.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

The following tables summarize key components of our results of operations for the periods indicated:

	Six Months Ended
	June 30,		Variance
	2016	2015	$	%
Revenue:
Payment transaction revenue	$30,909	$28,442	$2,467	8.7%
Higher education institution revenue	10,028	9,642	386	4.0%
Other revenue	102	87	15	17.2%
Revenue	41,039	38,171	2,868	7.5%
Cost of revenue	19,644	18,628	1,016	5.5%
Gross margin	21,395	19,543	1,852	9.5%
Operating expenses:
General and administrative	21,491	21,378	113	0.5%
Product development	2,179	1,283	896	69.8%
Sales and marketing	3,171	3,816	(645)	(16.9%)
Costs related to merger agreement	1,463	-	1,463	100.0%
Total operating expenses	28,304	26,477	1,827	6.9%
Loss from continuing operations	(6,909)	(6,934)	25	(0.4%)
Interest income	59	40	19	47.5%
Interest expense	(1,856)	(1,907)	51	(2.7%)
Other income	352	155	197	127.1%
Net loss before income taxes from continuing operations	(8,354)	(8,646)	292	(3.4%)
Income tax benefit from continuing operations	(2,316)	(3,254)	938	(28.8%)
Loss from continuing operations	(6,038)	(5,392)	(646)	12.0%
Discontinued operations:
Income from operations	6,952	19,698	(12,746)	(64.7%)
Gain on disposal	12,671	-	12,671	100.0%
Income tax expense	(7,193)	(7,443)	250	(3.4%)
Income from discontinued operations	12,430	12,255	175	1.4%
Net income	$6,392	$6,863	$(471)	(6.9%)

Revenue

Payment Transaction Revenue

The increase in payments transaction revenue was primarily due to an increase in the dollar volume of transactions processed through the SmartPay payment module during the six months ended June 30, 2016. The increase in payment transaction volume was primarily due to increases in volume at higher education institution clients that were processing payments during each of the six months ended June 30, 2016 and 2015.

Higher Education Institution Revenue

The increase in higher education institution revenue is primarily the result of new services provided to higher education institution clients over the last twelve months.

Cost of Revenue and Gross Margin

During the six months ended June 30, 2016, our gross margin percentage increased to 52.1% from 51.2%. Our gross margin percentage increased due primarily to increases in our higher education institution which has higher gross margin percentage than payment transaction revenue. Our cost of revenue increase was primarily related to the growth of SmartPay transaction volume described above in “Revenue – Payments Transaction Revenue.”

Product Development Expense

The increase in product development expense is primarily the result of additional product development efforts and resources. In part, this increase is the result of a re-allocation of resources that had previously focused on other functions within the company.

Sales and Marketing Expense

The decrease in sales and marketing expense was due to decreases in both personnel related costs as well as discretionary external marketing costs, including tradeshows.

Costs Related to Merger Agreement

We incurred costs of approximately $1.5 million in legal and other professional service fees during the six months ended June 30, 2016 related to entering in the Merger Agreement described above.

Interest Expense

Our interest expense increased compared to the prior period due primarily to additional amortization of deferred financing costs.  As a result of the June 2016 amendment to our credit facility, the interest expense associated with our deferred financing costs increased by $0.2 million to $1.3 million during the six months ended June 30, 2016. The average interest rate during the six months ended June 30, 2016 was 4.5%, an increase from 3.6% for the six months ended June 30, 2015.  However, the average amount outstanding on our Credit Facility was $28.1 million during the six months ended June 30, 2016, compared to an average of $67.1 million during the six months ended June 30, 2015. The interest expense associated with $40.0 million of the credit facility, or approximately $0.7 million, has been recorded as an expense in discontinued operations during the six months ended June 30, 2015.

Other Income

Our other income during the six months ended June 30, 2016 includes approximately $0.2 million that was earned from Customers related to a transition services agreement under which we provide certain facility, technology and other support to Customers through June 30, 2017. We are due payments totaling $5.0 million during the transition services period, with a payment of approximately $0.4 million due monthly.

Income Tax Expense

The change in income tax benefit was primarily due to a lower effective tax rate in the current period. The effective tax rates for the six months ended June 30, 2016 and 2015, were 27.7% and 37.6%, respectively. The decrease in the effective tax rate is the result of a decrease in our estimate of full year loss before taxes for 2016 compared to 2015.  As a result of the lower estimated loss before taxes, larger non-deductible items, including incentive stock compensation expense and certain disallowed executive compensation expense, further reduce the benefit associated with the estimated loss before taxes, resulting in a more unfavorable impact on our estimated tax for the year.

Discontinued Operations

During the six months ended June 30, 2016, we recognized income from discontinued operations, net of tax, of $12.4 million, which includes a gain on the disposal of our disbursements business of $12.7 million. During the six months ended June 30, 2015, we recorded income from discontinued operations, net of tax, of $12.3 million.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity have traditionally been cash flows from operations and borrowings under our Credit Facility, as defined below.  Recently, we have also generated cash flows from the disposition of our data analytics and disbursements business units. As of June 30, 2016, we had $40.0 million in cash and cash equivalents and approximately $6.0 million in borrowing capacity available under our Credit Facility. Our primary liquidity requirements are for working capital, capital expenditures, product development expenses and general corporate needs. As of June 30, 2016, we had working capital of $38.7 million.

Senior Secured Revolving Credit Facility

In October 2012, we entered into a five-year senior secured revolving credit facility, or the Credit Facility.  We have amended the Credit Facility several times since October 2012. The amendments to the Credit Facility modified certain of the financial covenants, decreased the maximum amount available under the Credit Facility and modified other terms of the agreement. In June 2016, we amended the Credit Facility in order to allow for the sale of the disbursements business. The amendment to the Credit Facility resulted in a decrease in the capacity from $64.5 million to $25.0 million. The revolving credit facility capacity subsequently reduces to $20.0 million as of December 31, 2016. As of June 30, 2016, we had $19.0 million in borrowings outstanding, at a weighted average interest rate of 4.4%, under the Credit Facility.  In July, 2016 we repaid the remaining $19 million outstanding. The Credit Facility permits the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million to fund working capital needs.  Loans drawn under the Credit Facility are payable in a single maturity on October 16, 2017.

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

The Credit Facility contains certain affirmative covenants including covenants to furnish the lenders with financial statements and other financial information and to provide the lenders notice of material events and information regarding collateral.  The Credit Facility also contains certain negative covenants that, among other things, restrict our ability, subject to certain exceptions, to incur additional indebtedness, grant liens on our assets, undergo fundamental changes, make investments, sell assets, make restricted payments, change the nature of our business and engage in transactions with our affiliates.  In addition, the Credit Facility, as amended, also contains certain financial covenants that require us to maintain a debt to EBITDA ratio, as defined in the Credit Facility, of 2.0 to 1.00 or less, and a fixed charge coverage ratio of at least 1.25 to 1.00.  We were in compliance with each of the applicable debt covenants in the Credit Facility, as amended, as of June 30, 2016. As of June 30, 2016, our trailing twelve month consolidated EBITDA (as defined in the Credit Facility) was $23.2 million.

Cash Flows

The following table presents information regarding our cash flows and cash and cash equivalents for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015	$ Change
	(unaudited)
	(in thousands)
Net cash provided by (used in):
Operating activities	$6,265	$19,660	$(13,395)
Investing activities	17,020	(3,910)	20,930
Financing activities	(10,145)	(39,012)	28,867
Change in cash and cash equivalents	$13,140	$(23,262)	$36,402
Cash and cash equivalents, end of period	$40,008	$16,760	$23,248

The decrease in net cash provided by operating activities was primarily the result of a decrease in net income, adjusted for non-cash items, during the six months ended June 30, 2016 compared to the prior year period. While we disposed of the disbursements business in June 2016, the operating results of that business were unfavorable to the prior year period. The disposition of our data analytics business also contributed to the decrease in cash provided by operating activities. Gross margin dollars associated with both the disposition of the data analytics business and disbursements business decreased a total of $16.9 million from the six months ended June 30, 2015 to the six months ended June 30, 2016.

The change in cash used in investing activities primarily relates to the receipt of $17.6 million associated with the disposal of our disbursements business during the six months ended June 30, 2016. In addition, our capital expenditures decreased by approximately $2.0 million during the six months ended June 30, 2016, compared to the six months ended June 30, 2015 as a result of the disposition of our data analytics and disbursements businesses. During the six months ended June 30, 2016, approximately $1.1 million of restricted cash was released from restriction.

The change in cash used in financing activities primarily relates to the cash used to pay down the balance on the Credit Facility in connection with the amendment to that credit facility in February 2015, including deferred financing costs, which totaled $39.5 million, compared to a repayment of $10.0 million on the credit facility in June 2016.

We believe that our cash flows from operations, together with our existing liquidity sources including the payments that are still due to us from as a result of the sale of the disbursements business, will be sufficient to fund our operations and anticipated capital expenditures over the next twelve months.

Non-GAAP Supplemental Financial and Operating Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)
	(in thousands)

Adjusted EBITDA from continuing operations	$790	$(401)	$4,221	$1,881
Adjusted net loss from continuing operations	$(1,531)	$(1,899)	$(786)	$(2,017)

We define adjusted EBITDA from continuing operations as loss from continuing operations before interest, income taxes and depreciation and amortization, or EBITDA from continuing operations, further adjusted to remove the effects of stock-based compensation expense and costs associated with the merger agreement. Neither EBITDA from continuing operations nor adjusted EBITDA from continuing operations should be considered an alternative to income from continuing operations, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our EBITDA from continuing operations and adjusted EBITDA from continuing operations may not be comparable to similarly titled measures of other organizations, because other organizations may not calculate EBITDA from continuing operations and adjusted EBITDA from continuing operations in the same manner as we do.  In addition, adjusted EBITDA from continuing operations may not be identical to the corresponding measure used in our various agreements, in particular our Credit Facility.

The following table presents a reconciliation of net income from continuing operations, the most comparable GAAP measure, to EBITDA from continuing operations and adjusted EBITDA from continuing operations for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Loss from continuing operations	$(4,721)	$(3,130)	$(6,038)	$(5,392)
Interest income	(39)	(20)	(59)	(40)
Interest expense	1,364	842	1,856	1,907
Income tax expense	(1,741)	(2,100)	(2,316)	(3,254)
Depreciation and amortization	2,721	3,102	5,543	6,000
EBITDA from continuing operations	(2,416)	(1,306)	(1,014)	(779)
Stock-based compensation expense	1,743	905	3,772	2,660
Merger agreement costs	1,463	-	1,463	-
Adjusted EBITDA from continuing operations	$790	$(401)	$4,221	$1,881

We define adjusted net loss from continuing operations as loss from continuing operations, adjusted to eliminate (a) stock-based compensation expense related to incentive stock option grants and the release of a state tax valuation allowance and (b) after giving effect to tax adjustments, (1) costs associated with the merger agreement, (2) amounts related to certain legal settlements (3) stock-based compensation expense related to non-qualified stock option, restricted and cash-settled stock units, and (4) amortization expenses related to acquisition-related intangible assets and deferred financing costs. Adjusted net loss from continuing operations should not be considered as an alternative to loss from continuing operations, operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our adjusted net loss from continuing operations may not be comparable to similarly titled measures of other organizations, because other organizations may not calculate adjusted net loss from continuing operations in the same manner as we do.

The following table presents a reconciliation of loss from continuing operations, the most comparable GAAP measure, to adjusted net loss from continuing operations for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
	(in thousands)		(in thousands)

Loss from continuing operations	$(4,721)	$(3,130)	$(6,038)	$(5,392)

Merger agreement costs	1,463	-	1,463	-
Stock-based compensation expense - non-qualified stock option grants and restricted and cash-settled stock units	1,668	803	3,609	2,439
Amortization of acquisition-related intangible assets	864	997	1,861	1,995
Amortization of deferred finance costs	1,070	499	1,342	1158
Total pre-tax adjustments	5,065	2,299	8,275	5,592
Tax rate (a)	38.5%	38.5%	38.5%	38.5%
Tax adjustment	1,950	885	3,186	2,153
Adjustments, net of tax	3,115	1,414	5,089	3,439

Release of state tax valuation allowance	-	(285)	-	(285)
Stock-based compensation expense - incentive stock option grants	75	102	163	221
Total after-tax adjustments	75	(183)	163	(64)

Adjusted net loss from continuing operations	$(1,531)	$(1,899)	$(786)	$(2,017)

(a)  We have tax effected, utilizing an estimated statutory rate, all of the pre-tax adjustments, except for stock-based compensation expense for incentive stock options which are generally not tax deductible and the release of state tax valuation allowance.

Contractual Obligations

In connection with the disposal of our disbursements business, our purchase obligations under certain contracts for services have been assigned to Customers Bank. In addition, our long-term debt obligations were reduced by $10.0 million as a result of the decrease in the amount owed under the Credit Facility. There have been no other material changes to our contractual commitments from those disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

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

For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies” within “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our annual report on Form 10-K for the year ended December 31, 2015. As of June 30, 2016, there have been no material changes to any of the Critical Accounting Policies described above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. Our Credit Facility accrues interest at a rate equal to a base rate plus a margin of 3% or London Interbank Offered Rate plus a margin of 4%. Based upon a sensitivity analysis at July 1, 2016, assuming average outstanding borrowings during the three months ended June 30, 2016 of $19.0 million, a hypothetical 50 basis point increase in interest rates would result in an increase in interest expense of approximately $0.1 million for an annual period.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting during the three months ended June 30, 2016 identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes to our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2015. We note that in our 10-Q for the three months ended March 31, 2016, we supplemented our risk factors to address certain risks in our disbursements business, however, since we no longer operate this business, the corresponding risk factors can be disregarded.

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

Date: August 5, 2016

Higher One Holdings, Inc.

/s/ Christopher Wolf
Christopher Wolf
Executive Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)